Form 10-Q
period 2017-03-31
SenesTech, Inc.
filed 2017-05-15
CIK 1680378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37941

SENESTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2079805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3140 N. Caden Court, Suite 1 Flagstaff, AZ	86004
(Address of principal executive offices)	(Zip Code)

(928) 779-4143

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 10, 2017: 10,215,723

SENESTECH, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SENESTECH, INC.

CONDENSED BALANCE SHEETS

(In thousands, except shares and per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,363	$11,826
Investment in securities held to maturity	2,961	-
Accounts receivable	6	10
Prepaid expenses	247	337
Inventory	111	57
Deposits	205	9
Total current assets	8,893	12,239

Property and equipment, net	702	631
Total assets	$9,595	$12,870

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt	$50	$45
Accounts payable	185	351
Accrued contract cancellation settlement	-	1,000
Accrued expenses	662	371
Notes payable, related parties	26	30
Total current liabilities	923	1,797

Notes payable, related parties	-	6
Long-term debt, net	141	138
Common stock warrant liability	60	69
Deferred rent	38	33
Total liabilities	1,162	2,043

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 10,161,042 and 10,157,292 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	10	10
Additional paid-in capital	72,826	72,069
Stock subscribed, but not issued, consisting of 44,750 and 4,750 shares at March 31, 2017 and December 31, 2016, respectively	363	59
Accumulated deficit	(64,766)	(61,311)
Total stockholders' equity	8,433	10,827

Total liabilities and stockholders' equity	$9,595	$12,870

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

(Unaudited)

	For the Three Months
	Ended March 31,
	2017	2016

Revenue:
License revenue	$-	$46
Sales	7	-
Total revenue	7	46
Cost of sales	4	-
Gross profit	3	46

Operating expenses:
Research and development	823	470
General and administrative	2,639	1,975
Total operating expenses	3,462	2,445

Net operating loss	(3,459)	(2,399)

Other income (expense):
Interest income	10	-
Interest expense	(13)	(31)
Interest expense, related parties	(1)	(17)
Loss on extinguishment of unsecured promissory note	-	(9)
Other income (expense)	8	(32)
Total other income (expense)	4	(89)

Net loss	(3,455)	(2,488)

Series A convertible preferred stock dividends	-	(30)

Net loss and comprehensive loss	$(3,455)	$(2,518)

Weighted average common shares outstanding - basic and fully diluted	10,160,917	4,409,135

Net loss per common share - basic and fully diluted	$(0.34)	$(0.56)

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,455)	$(2,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held to maturity	(9)	-
Amortization of discounts on investments held to maturity	5	-
Depreciation and amortization	59	46
Stock-based compensation	1,061	1,131
Non-cash charge for settlement of dispute	-	300
Amortization of debt discount	-	20
(Gain) Loss on remeasurement of common stock warrant liability	(9)	2
Loss on extinguishment of unsecured promissory note	-	9
(Increase) decrease in current assets:
Accounts receivable	4	13
Prepaid expenses	90	-
Inventory	(54)	-
Deposits	(196)	-
Increase (decrease) in current liabilities:
Accounts payable	(166)	108
Accrued contract cancellation settlement	(1,000)	-
Accrued expenses	291	38
Deferred rent	5	-
Deferred revenues	-	(46)
Net cash used in operating activities	(3,374)	(867)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities held to maturity	(2,957)	-
Purchase of property and equipment	(130)	(7)
Net cash used in investing activities	(3,087)	(7)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received on unissued shares of common stock	-	50
Proceeds from the issuance of series B convertible preferred stock	-	671
Proceeds from the issuance of notes payable	21	326
Repayments of notes payable	(6)	(2)
Repayments of notes payable, related parties	(10)	(35)
Repayments of capital lease obligations	(7)	(5)
Payment of deferred offering costs	-	(216)
Proceeds from exercise of stock options and warrants	-	195
Net cash (used in) provided by financing activities	(2)	984

NET CHANGE IN CASH	(6,463)	110
CASH AT BEGINNING OF PERIOD	11,826	141
CASH AT END OF PERIOD	$5,363	$251

SUPPLEMENTAL INFORMATION:
Interest paid	$14	$16
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of series B convertible preferred stock in connection with conversion of convertible notes and notes payable	$-	$16
Issuance of shares of common stock upon conversion of Series B convertible preferred stock	$-	$260
Debt discount on convertible notes	$-	$9
Original issue discount	$-	$179

See accompanying notes to financial statements.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 - Organization and Description of Business

SenesTech, Inc. (the “Company”) was formed in July 2004 and incorporated in the state of Nevada. The Company subsequently reincorporated in the state of Delaware in November 2015. The Company has its corporate headquarters in Flagstaff, Arizona.

The Company has developed proprietary technology for managing animal pest populations through fertility control. The Company believes that its innovative non-lethal approach, targeting reproduction, is more humane, less harmful to the environment, and more effective in providing a sustainable solution to pest infestations than traditional lethal pest management methods. Its first fertility control product candidate, ContraPest, is marketed for use in controlling the rat population. The innovative compound is consumed by rats and leaves them non-reproductive without other observable side effects. The Company is pursuing regulatory approvals for ContraPest in various jurisdictions, including the United States (“U.S.”), India, Argentina and the European Union (“EU”). On August 23, 2015, the Company submitted ContraPest for registration with the U.S. Environmental Protection Agency (“EPA”), and the EPA granted registration approval for ContraPest effective August 2, 2016. Following regulatory approval for ContraPest, the Company plans to commercialize and distribute ContraPest by leveraging new and existing third party relationships with manufacturing, marketing and distribution partners in the U.S. and internationally.

Potential Need for Additional Capital

In the course of its research and development activities, the Company has sustained operating losses since its inception and expects such losses to continue for the near future. The Company’s ultimate success depends upon the outcome of a combination of factors, including: (i) the success of its research and development; (ii) regulatory approval and commercialization of ContraPest and its other product candidates; (iii) market acceptance and commercial viability of ContraPest and other products if the Company obtains the necessary regulatory approvals; (iv) the ability to market its products and establish an effective sales force and marketing infrastructure to generate significant revenue; (v) the ability to retain and attract key personnel to develop, operate and grow its business; and (vi) the timely and successful completion of additional financing as needed. The Company has funded its operations to date through the sale of convertible preferred stock and common stock, including an initial public offering of 1,875,000 shares of its common stock on December 8, 2016, debt financing, consisting primarily of convertible notes and, to a lesser extent, payments received in connection with research grants and licensing fees. As of March 31, 2017, the Company had cash and cash equivalents and highly liquid investments of $8,324. Based upon its current operating plan, the Company expects that cash and cash equivalents and highly liquid, short term investments at March 31, 2017, in combination with anticipated revenue, will be sufficient to fund its current operations for the foreseeable future. However, for reasons detailed above, the Company may require additional capital and would have to continue to fund its operating losses and research and development activities in the near term by issuing additional debt and equity instruments. If such equity or debt financing is not available at adequate levels, the Company will need to reevaluate its plans.

All amounts shown in these financial statements are in thousands, except percentages and per share and share amounts. Per share and share amounts reflect post-reverse split values.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2017, the Company’s operating results for the three months ended March 31, 2017 and 2016, and the Company’s cash flows for the three months ended March 31, 2017 and 2016. The accompanying financial information as of December 31, 2016 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. All amounts shown in these financial statements are in thousands, except percentages and per share and share amounts.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The significant estimates in the Company’s financial statements include the valuation of preferred stock, common stock and related warrants, and other stock-based awards. Actual results could differ from such estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

Deferred Offering Costs

Deferred offering costs consisted primarily of legal, accounting and other direct and incremental fees and costs related to the Company’s initial public offering on December 8, 2016. Deferred offering costs of $2,234 were offset against the proceeds received from the initial public offering in December 2016.There were no deferred offering costs at March 31, 2017.

Cash and Cash Equivalents

The Company considers money market fund investments to be cash equivalents. The Company had cash equivalents of $43 and $0 at March 31, 2017 and December 31, 2016, respectively included in cash as reported.

Investments In Securities Held To Maturity

The Company uses cash holdings to purchase highly liquid, short term, investment grade securities diversified among security types, industries and issuers. All of the Company’s investment securities are measured at fair value. The Company’s investment securities primarily consist of municipal debt securities, corporate bonds, U.S. agency securities and commercial paper and highly-liquid money market funds.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 as of March 31, 2017 and December 31, 2016 as the Company believes all of its receivables are fully collectable.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials and finished goods. As of March 31, 2017 and December 31, 2016, the Company had inventories of $111 and $57, respectively.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

Prepaid Expenses

Prepaid expenses consist primarily of payments made for director compensation to be fully earned by June 30, 2017 as well as payments made for director and officer insurance, rent and legal deposits to be expensed in the current year.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Equipment held under capital leases are stated at the present value of minimum lease payments less accumulated amortization.

Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. The cost of leasehold improvements is amortized over the life of the improvement or the term of the lease, whichever is shorter. Equipment held under capital leases is amortized over the shorter of the lease term or estimated useful life of the asset. The Company incurs maintenance costs on its major equipment. Repair and maintenance costs are expensed as incurred.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

The Company has generated revenue from a license agreement with a strategic partner, pursuant to which the Company had granted to such partner the exclusive right to manufacture and distribute its product, ContraPest, once the required regulatory approvals were received (See Note 14). This licensing agreement was subsequently terminated on January 23, 2017 (See Note 14). The terms of the licensing agreement contained multiple elements or deliverables, as discussed below. Management evaluates whether the arrangement involving the multiple deliverables contains more than one unit of accounting. To determine the units of accounting under a multiple-element arrangement, management evaluates certain separation criteria, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances of the arrangement.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

Stock-based Compensation

Employee stock-based awards, consisting of restricted stock units and stock options expected to be settled in shares of the Company’s common stock, are recorded as equity awards. The grant date fair value of these awards is measured using the Black-Scholes option pricing model. The Company expenses the grant date fair value of its stock options on a straight-line basis over their respective vesting periods. Performance-based awards are expensed over the performance period when the related performance goals are probable of being achieved.

For equity instruments issued to non-employees, the stock-based consideration is measured using a fair value method. The measurement of the stock-based compensation is subject to re-measurement as the underlying equity instruments vest.

The stock-based compensation expense recorded for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Research and development	$94	$87
General and administrative	967	1,044
Total stock-based compensation expense	$1,061	$1,131

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

In November 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax assets and liabilities between current and noncurrent amounts in a classified balance sheet. The amendments require that all deferred tax assets and liabilities of the same jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. The standard became effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and may be applied on either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has adopted this standard for all periods presented. The adoption of this standard did not have a material impact on the Company’s financial statements.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. Only those benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities are recognized. Based on its evaluation, the Company has concluded there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of March 31, 2017 or December 31, 2016 and as such, no interest or penalties were recorded in income tax expense.

Comprehensive Loss

Net loss and comprehensive loss were the same for all periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying financial statements.

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, the Series A convertible preferred stock (prior to its conversion into common stock), Series B convertible preferred stock (prior to its conversion into common stock), convertible promissory notes (prior to their conversion), common stock purchase warrants, and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the three months ended March 31, 2017 and 2016. Therefore, basic and diluted loss per share attributable to common stockholders was the same for all periods presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	March 31,
	2017	2016
Series A convertible preferred stock	—	400,000
Series B convertible preferred stock	—	454,581
Convertible promissory notes	—	533,031
Common stock purchase warrants	829,284	710,487
Restricted stock unit	855,430	—
Common stock options	1,502,300	1,556,867
Total	3,187,014	3,654,966

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This standard requires management to perform an evaluation in each interim and annual reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued. If such conditions or events exist, ASU 2014-14 also requires certain disclosures of management’s plans and evaluation, as well as the plans, if any, that are intended to mitigate those conditions or events that will alleviate the substantial doubt. ASU No. 2014- 15 is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption was permitted for annual or interim reporting periods for which the financial statements have not been previously issued. The Company has adopted the provisions of ASU No. 2014-15 on its financial statements and related disclosures.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods for public business entities. The method of adoption is dependent on the specific aspect of accounting addressed in this new guidance. Early adoption was permitted in any interim or annual period. The Company has adopted the provisions of ASU 2016-09 on its financial statements.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 - Fair Value Measurements

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities. Assets and liabilities recorded at fair value on a recurring basis in the balance sheets, as well as assets and liabilities measured at fair value on a non-recurring basis or disclosed at fair value, are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value, and requires certain disclosures about how fair value is determined. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The accounting guidance also establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3—Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

The Company’s cash equivalents, which include money market funds, are classified as Level 1 because they are valued using quoted market prices. The Company’s marketable securities consist of held to maturity securities and are generally classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data.

In certain cases where there is limited activity or less transparency around the inputs to valuation, securities are classified as Level 3. Level 3 liabilities consist of common stock warrant liability.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 - Fair Value Measurements – (continued)

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$43	$—	$—	$43

Corporate fixed income debt securities	—	2,961	—	2,961

Total	$43	$2,961	$—	$3,004
Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$60	$60
Total	$—	$—	$60	$60

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
None	$—	$—	$—	$—

Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$69	$69
Total	$—	$—	$69	$69

(1) The change in the fair value of the common stock warrant and convertible notes payable for the three months ended March 31, 2017 was recorded as a decrease to other income (expense) and interest expense of $9, in the statements of operations and comprehensive loss.

Financial Instruments Not Carried at Fair Value

The carrying amounts of the Company’s financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short maturities. The estimated fair value of the convertible notes and other notes, not recorded at fair value, are recorded at cost or amortized cost which was deemed to estimate fair value.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 - Investments In Securities Held To Maturity

As of March 31, 2017, investment in securities held to maturity primarily consisted of corporate fixed income securities and commercial paper. The Company did not have investments prior to the first quarter of 2017. The Company classifies all investments as held to maturity as these investments are short term, highly liquid investments which we intend to hold to maturity. Held to maturity securities are recorded at cost and gains and losses are only recognized as the sale or redemption of the securities is realized. Realized gains and losses are included in non-operating other income (expense) on the condensed statement of operations and are derived using the specific identification method for determining the cost of the securities sold. During the three months ended March 31, 2017, the Company had a minimal amount of net realized gain (loss) on investments recorded. Interest and dividends on investments held to maturity are included in interest and other income, net, in the condensed statements of operations.

The following is a summary of held to maturity securities at March 31, 2017:

		March 31, 2017
	Contractual Maturity (in months)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds		$-	$-	$-	$-
Corporate fixed income securities	Less than 12 months	1,315	-	(1)	1,314
Commercial paper	Less than 12 months	1,646	1	-	1,647
Total investments		$2,961	$1	$(1)	$2,961

Note 5 - Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,	December 31,
	2017	2016
Director compensation	$86	$215
Director and officer insurance	98	70
Legal retainer	25	25
Rent	25	17
Engineering, software licenses and other	13	10
Total prepaid expenses	$247	$337

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6 - Property and Equipment

Property and equipment, net consist of the following:

		March 31,	December 31,
	Useful Life	2017	2016
Research and development equipment	5 years	$1,103	$989
Office and computer equipment	3 years	244	235
Furniture and fixtures	7 years	23	17
Leasehold improvements	*	189	189
		1,559	1,430
Less accumulated depreciation and amortization		857	799
Total		$702	$631

* Shorter of lease term or estimated useful life

Depreciation and amortization expense was approximately $59 and $46 for the three months ended March 31, 2017 and 2016, respectively.

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2017	2016
Compensation and related benefits	$386	$82
Accrued Litigation	274	286
Other	2	3
Total accrued expenses	$662	$371

Note 8 - Accrued Contract Cancellation Settlement

The accrued contract cancellation settlement of $1,000 was a result of the Company entering into a settlement agreement with Neogen Corporation in which Neogen and the Company agreed to (a) terminate the existing Exclusive License Agreement between the Company and Neogen dated May 15, 2014 (the “License Agreement”), with neither Neogen or the Company having any further obligations thereunder (other than certain confidentiality obligations); (b) dismiss with prejudice the court action filed by Neogen in the District Court for the District of Arizona on January 19, 2017 (the “Court Action”); and (c) mutually release any and all existing or future claims between the parties and their affiliates related to or arising from the License Agreement or the Court Action. Under the terms of the agreement, the Company agreed to make a one-time payment in the amount of $1,000 in settlement of all claims and termination of all existing contracts between the parties. This payment was made in January, 2017. See note 15 for further details.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Borrowings

A summary of the Company’s borrowings, including capital lease obligations, is as follows:

	March 31,	December 31,
Short-term debt:	2017	2016

Current portion of long-term debt	50	45
Total short-term debt	$50	$45
Long-term debt:
Capital lease obligations	$50	$51
Other unsecured promissory notes	141	132
Total	191	183
Less: current portion of long-term debt	(50)	(45)
Total long-term debt	$141	$138

Capital Lease Obligations

Capital lease obligations are for computer and lab equipment leased through Great American and Thermo Fisher. These capital leases expire at various dates through May 2020. Also included in the table above are two notes payable to Direct Capital for the financing of fixed assets.

Note 10 - Notes Payable, Related Parties

A summary of the Company’s notes payable, related parties is as follows:

	March 31,	December 31,
	2017	2016
Unsecured promissory note, interest rate of 4.25% and 8% per annum	$26	$36
Less: current portion of notes payable, related parties	26	30
Total notes payable, long-term	$-	$6

In April 2013, the Company and a previous employee entered into an agreement to settle all outstanding obligations consisting of a promissory note of $40, dated March 2009, and deferred salaries amounting to $72. The note and salary obligation continue to bear interest at 8% and 4.25%, respectively. The note requires monthly payments of $1 and matures in April 2018. The deferred salary obligation requires monthly payments of $1 and matures in May 2018.

Amounts outstanding on these obligations were $26 and $36 at March 31, 2017 and December 31, 2016, respectively.

Interest expense on the notes payable, related parties, was $1 and $56 for the three months ended March 31, 2017 and the year ended December 31, 2016 respectively.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of March 31, 2017 as follows:

	Number
	of	Date
Common Stock Warrants	Warrants	Issued	Term		Exercise Price
Outstanding at December 31, 2015	610,487
Initial Public Offering Underwriter	187,500	December 2016	5 years		$9.60
Marketing and Development Services	100,000	February 2016	5 years	(1)	$7.50
Other Advisory Services	40,000	August 2016	3 years	(1)	$7.50
Promissory Notes	9,031	March 2016	3 years	(1)	$7.50
Warrants issued	336,531
Warrants exercised	117,733
Outstanding at December 31, 2016	829,285
Warrants issued	-
Warrants exercised	-
Outstanding at March 31, 2017	829,285

(1)	The warrants also terminate, if not exercised (i) within two years of the closing of an initial public offering of common stock; or (ii) a liquidation, dissolution or winding up of the Company.

Secured Promissory Note, 2014/2015 Convertible Notes, Other Promissory Notes; Common Stock Warrants

In conjunction with the issuance of the Secured Promissory Note, 2014/2015 Convertible Notes, and certain other promissory notes, the Company issued detachable common stock warrants (“Warrants”) to purchase an aggregate 270,400 shares of common stock, with an exercise price of $7.50 per share. The Warrants were exercisable until the earlier of (i) 5 years from the date of grant; (ii) the closing of an initial public offering of common stock by the Company; and (iii) the closing of liquidation, dissolution or winding up of the Company.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

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

Common Stock Warrant Issued for Marketing and Development Services

In February 2016, the Company issued to a stockholder a warrant to purchase 100,000 shares of common stock at an exercise price of $7.50 per share as consideration for providing marketing and development services in Southeast Asia. The warrant was fully vested and exercisable on the date of grant. The common stock warrant has the similar features as the Warrants discussed above, except it is exercisable until the earlier of (i) five years from the date of grant; (ii) two years after the closing of an initial public offering of common stock by the Company; and (iii) the closing of a liquidation, dissolution or winding up of the Company. The Company estimated the fair value of the common stock warrant to be $431 on the date of grant using a Black- Scholes option pricing model based on the following significant inputs: common stock price of $7.57; comparable company volatility of 77.8%; remaining term 3.75 years; dividend yield of 0% and risk-free rate of 2.09%. The Company recorded the fair value of the warrant as stock-based compensation expense within general and administrative expense on the date of grant.

March 2016 Promissory Notes Common Stock Warrants

In March 2016, the Company issued certain unsecured notes with common stock warrants to purchase an aggregate of 9,032 shares of common stock at an exercise price of $7.50 per share. The common stock warrants are exercisable until the earlier of (i) three years from the date of grant; (ii) two years after the closing of an initial public offering of common stock; and (iii) the closing of a liquidation, dissolution or winding up of the Company. The Company estimated the fair value of the common stock warrants on the date of grant using a Monte Carlo pricing model based on the following significant inputs: common stock price of $7.575; comparable company volatility 79.6%; and risk-free rate of 1.49%.

August 2016 Other Advisory Services

On August 16, 2016, the Company issued to each of two advisors warrants to purchase 20,000 shares of common stock at an exercise price of $7.50 per share as consideration for providing advisory services to the Company. The warrants were fully vested and exercisable on the date of grant until the earlier of (i) three years from the date of grant; (ii) two years after the closing of an initial public offering of common stock; and (iii) the closing of a liquidation, dissolution or winding up of the Company. The Company recorded the fair value of the warrants as stock-based compensation expense within general and administrative expense on the date of grant.

Common Stock Warrant Issued To Initial Public Offering Underwriter

In December 2016, the Company issued to the underwriter of its IPO a warrant to purchase 100,000 shares of common stock at an exercise price of $9.60 per share as consideration for providing services in connection with the Company’s initial public offering. The warrant was fully vested and exercisable on the date of grant. The common stock warrant is exercisable until five years from the date of grant. The Company estimated the fair value of the common stock warrant to be $939 on the date of grant using a Black- Scholes option pricing model based on the following significant inputs: common stock price of $8.00; comparable company volatility of 82.1%; remaining term 5 years; dividend yield of 0% and risk-free rate of 1.92%.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

University of Arizona Common Stock Warrant

In connection with the June 2015 amended and restated exclusive license agreement with the University of Arizona (“University”), the Company issued to the University a common stock warrant to purchase 15,000 shares of common stock at an exercise price of $7.50 per share. The warrant was fully vested and exercisable on the date of grant, and expires, if not exercised, five years from the date of grant. In the event of a “terminating change” of the Company, as defined in the warrant agreement, the warrant holder would be paid in cash the aggregate fair market value of the underlying shares immediately prior to the consummation of the terminating change event. Due to the cash settlement provision, the derivative warrant liability was recorded at fair value and is revalued at the end of each reporting period. The changes in fair value are reported in other income (expense) in the statements of operations and comprehensive loss. The estimated fair value of the derivative warrant liability was $53 at the date of grant.

The estimated fair value of the derivative warrant liability was $61 at March 31, 2017. As this derivative warrant liability is revalued at the end of each reporting period, the fair values as determined at the date of grant and subsequent periods was based on the following significant inputs using a Monte Carlo option pricing model: common stock price of $7.91; comparable company volatility of 77.7% of the underlying common stock; risk-free rates of 1.93%; and dividend yield of 0%; including the probability assessment of a terminating change event occurring. The change in fair value of the derivative warrant liability was $9 for the three months ended March 31, 2017 and was recorded in other income (expense) in the accompanying statements of operations and comprehensive loss.

July 2015 Consulting Agreement Common Stock Warrant

In July 2015, the Company issued a common stock warrant to purchase 121,227 shares of common stock, with an exercise price of $7.50 per share, as consideration for services under a consulting arrangement. The warrant was fully vested and exercisable on the date of grant. This common stock warrant has the similar features as the Warrants described above, except it is exercisable until the earlier of (i) ten years from the date of grant; (ii) two years after the closing of an initial public offering of common stock by the Company; and (iii) the closing of a liquidation, dissolution or winding up of the Company. The estimated the fair value of the common stock warrant on the date of grant was $537 as determined by using a Black-Scholes option pricing model based on the following significant inputs: common stock price of $7.575; comparable company volatility of 60.9%; expected term of 6.25 years; risk-free rate of 2.09%; and dividend yield of 0%. The Company recorded the fair value of the, warrant as stock-based compensation expense within general and administrative expense in the accompanying statements of operations and comprehensive loss in 2015.

Northern Arizona University Common Stock Warrant

In November 2015, the Company issued a common stock warrant to purchase 210,526 shares of common stock at an exercise price of $15.00 per share to Northern Arizona University (“NAU”) as part of the consideration given with the Series A convertible preferred stock in exchange for the full cancellation of the NAU Promissory Note.

Note 12 - Stockholders’ Deficit

Common Stock

The Company had 10,161,042 and 10,157,292 shares of common stock issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017, the Company issued an aggregate of 3,750 shares of common stock to a consultant for services, valued at $31.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 13 - Stock-based Compensation

Effective December 2008, the Company established the 2008 – 2009 Non-Qualified Stock Option Plan (the “2008 – 2009 Plan”) under which 20,000 stock options remain outstanding at March 31, 2017. The stock-based awards were issued with a price not less than $15.00 per share or 100% of the fair value of a share of common stock on the date of grant. After July 2015, no further awards were granted under the 2008 – 2009 Plan. Such outstanding awards will continue to be governed by their existing terms under the 2008 – 2009 Plan.

Effective July 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), which permits the issuance of up to 2,000,000 shares reserved for the grant of stock options, stock appreciation rights, restricted stock units and other stock-based awards for employees, directors or consultants of the Company. The Board of Directors and the Company’s stockholders approved an additional 1,000,000 shares of common stock for issuance under the 2015 Plan, effective September 26, 2016. The stock-based awards are generally issued with a price equal to no less than fair value at the date of grant. Options granted under the 2015 Plan generally vest immediately, or ratably over a two- to 36-month period coinciding with their respective service periods; however, participants may exercise their options prior to vesting as provided by the 2015 Plan. Unvested shares issued for option exercised early may be subject to a repurchase by the Company if the participant terminates at the original exercise price. Options under the 2015 Plan generally have a contractual term of five or ten years. Certain stock option awards provide for accelerated vesting upon a change in control or an initial public offering. As of March 31, 2017, the Company had 994,480 shares of common stock available for issuance under the 2015 Plan.

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

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the three months ended March 31, 2017, were as follows:

	Employee	Non-Employee
Expected volatility	79.8% -83.7%	N/A
Expected dividend yield	—	N/A
Expected term (in years)	3.25	N/A
Risk-free interest rate	1.87%-1.94%	N/A

Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption was determined based on historical volatilities from traded options of biotech companies of comparable in size and stability, whose share prices are publicly available. The expected term of options granted to employees is calculated based on the mid-point between the vesting date and the end of the contractual term according to the simplified method as described in SEC Staff Accounting Bulletin

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 13 - Stock-based Compensation – (continued)

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

The table summarizes the stock option activity, for both plans, for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2016	1,477,300	1.61	5.8	$9,662
Granted	25,000	$8.04	5.0	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding at March 31, 2017	1,502,300	1.72	5.5	$9,299
Exercisable at March 31, 2017	1,044,286	$1.28	5.3	$6,924

(1)	The aggregate intrinsic value on the table was calculated based on the difference between the estimated fair value of the Company’s stock and the exercise price of the underlying option. The estimated stock values used in the calculation was $7.91 and $8.15 per share for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.

The stock-based compensation expense was recorded as follows:

	Three Months Ended March 31,
	2017	2016
Research and development	$94	$87
General and administrative	967	1,044
Total stock-based compensation expense	$1,061	$1,131

The allocation between research and development and general and administrative expense was based on the department and services performed by the employee or non-employee.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 13 - Stock-based Compensation – (continued)

At March 31, 2017, the total compensation cost related to non-vested options not yet recognized was $3,892, which will be recognized over a weighted average period of four years, assuming the employees complete their service period required for vesting.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2017:

	Number of Units		Weighted Average Grant-Date Fair Value Per Units
Outstanding as of December 31, 2016	455,430		$0.76
Granted	40,000	(1)	$8.35
Vested	(40,000)		$8.35
Forfeited	—		$—
Outstanding as of March 31, 2017	455,430		$0.76

(1)	40,000 restricted stock units were granted on March 27, 2017 with a weighted average grant date fair value of $8.35 and vested immediately. The RSUs were settled for shares in April 2017.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 14 - License and Other Agreements

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

As previously disclosed in our Current Report on Form 8-K, on January 23, 2017 we entered into a termination agreement (the “Settlement Agreement”) with Neogen. Pursuant to the Settlement Agreement, the parties agreed to (a) terminate the existing Exclusive License Agreement between us and Neogen dated May 15, 2014 (the “License Agreement”), with neither Neogen or us having any further obligations thereunder (other than certain confidentiality obligations); (b) dismiss with prejudice the court action filed by Neogen in the District Court for the District of Arizona on January 19, 2017 (the “Court Action”), as further described below; and (c) mutually release any and all existing or future claims between the parties and their affiliates related to or arising from the License Agreement or the Court Action. As part of the Settlement Agreement, we agreed to pay to Neogen upon the execution of the Settlement Agreement an aggregate of $1,000 in settlement of all claims.

For the three months ended March 31, 2017 and the year ended December 31, 2016, the Company recognized revenue of $0 and $186 under the License Agreement.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 15 - Commitments and Contingencies

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Neogen Settlement Agreement

See Note 13 for a description of the Settlement Agreement with Neogen related to the License Agreement.

Although notice of the legal action by Neogen and the subsequent agreement to terminate existing agreements with Neogen, occurred after December 31, 2016, per the provisions of Accounting Standards Codification Topic 450 Loss Contingencies, included in the financial statements of the Company at December 31, 2016 is a $1,000 charge to general and administrative expenses and a corresponding accrual of contract cancellation settlement agreement related to the License Agreement.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 15 - Commitments and Contingencies – (continued)

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

Lease Commitments

Rent expense was $78 and $234 for the three months ended and year ended March 31, 2017 and December 31, 2016, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum capital lease payments as of March 31, 2017 are as follows:

	Capital Leases	Operating Lease
Years Ending December 31,
2017	19	274
2018	18	258
2019	10	221
2020	3	-
Total minimum lease payments	$50	$753

Capital Leases

Less: amounts representing interest (6.39%, ranging from 10.48% to 11.56%)	$6

Present value of minimum lease payments	44

Less: current installments under capital lease obligations	20

Total long-term portion	$24

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 16 - Subsequent Events

In April 2017, the Company issued 40,000 shares of its common stock to a vice president of the Company in settlement of a restricted stock grant made in March 2017.

In April 2017, the Company also issued 667 shares of its common stock to a consultant in settlement of fees due him at December 31, 2016.

Also in April 2017, the Company issued 14,014 shares of its common stock to an executive of the Company in connection with a cashless exercise of a fully vested option grant with an option exercise price of $0.50 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to SenesTech, Inc., a Delaware corporation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- loking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 entitled “Risk Factors,” and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Since our inception in 2004, we have devoted substantially all of our resources to organizing and staffing our company, conducting research and development activities for our product candidates, business planning, raising capital and acquiring and developing product and technology rights. Until August 2016, we did not have any products approved for sale, and we have not generated any revenue from product sales. We have funded our operations to date with proceeds from the sale of common stock and preferred stock, the issuance of convertible and other promissory notes and, to a lesser extent, payments received in connection with research grants and licensing fees. Through March 31, 2017, we had received net proceeds of $41.8 million from our sales of common stock, preferred stock and issuance of convertible and other promissory notes and an aggregate of $1.6 million from research grants and licensing fees.

We have incurred significant operating losses since our inception. Our net losses were $3.4 million and $11.0 million for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $64.8 million. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

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

As a result, a significant portion of our operating expenses includes stock-based compensation expense. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy. Specifically, our stock-based compensation expense for each of the three months ended March 31, 2017 and March 31, 2016 was $1.1 million, which represented 30.6% and 46.2%, respectively, of our total operating expenses for those periods.

Components of our Results of Operations

Revenue

To date, we have generated minimal revenue, less than $10,000, from product sales, but we do expect to generate revenue from the sale of products or royalties beginning in the second quarter of 2017. Except for the minimal product sales noted above, all of our revenue to date has been derived from payments received in connection with research grants and licensing fees received as a result of our execution of the former License Agreement with Neogen.

We recognized product sales revenue of $7,000 and $0 for the three months ended March 31, 2017 and 2016, respectively. In addition, under our former License Agreement with Neogen, we recognized revenue of $46,000 for the three months ended March 31, 2016. We do not anticipate additional grant revenue under certain NIH grants or additional revenue from our former License Agreement with Neogen.

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

Interest Expense. Interest expense consists of interest accrued on $2.9 million in convertible and other promissory notes we issued during 2014, 2015 and 2016, most of which were converted or redeemed before December 31, 2016.

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

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenue	$7	$46
Cost of sales	4	-
Gross profit	3	46
Operating expenses:
Research and development	823	470
General and administrative	2,639	1,975
Total operating expenses	3,462	2,445
Loss from operations	(3,459)	(2,399)
Interest expense	(4)	(48)
Loss on extinguishment debt	-	(9)
Other income (expense), net	8	(32)
Net loss	$(3,455)	$(2,488)

Revenue

Revenue was $7,000 for the three months ended March 31, 2017, compared to $46,000 for three months ended March 31, 2016.

The $7,000 revenue recognized for the three months ended March 31, 2017 represented sales of our product, ContraPest. The $46,000 of revenue for the three months ended March 31, 2016, was earned under the terms of our former license agreement with Neogen, which was terminated in January 2017. We did not recognize any license fees in 2017 under this agreement.

Research and Development Expenses

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016
	(in thousands)
Direct research and development expenses:
Unallocated expenses:
Personnel related (including stock-based compensation)	$512	$331	$181
Facility related	71	49	22
Other	240	90	150
Total research and development expenses	$823	$470	$353

Research and development expenses were $823,000 for the three months ended March 31, 2017, compared to $470,000 for the same period in 2016. The $353,000 increase in research and development expenses was primarily due to an increase of $181,000 in personnel-related costs. This increase in personnel-related costs resulted from an increase in stock-based compensation expense of $9,000 and increased research and development salaries of $172,000 due to headcount additions in 2017. Rent and utilities increased $22,000 due to the expansion into the research space at our NACET facility. Manufacturing costs increased from $14,000 for the three months ended March 31, 2016 to $28,000 for the three months ended March 31, 2017 primarily due to increased maintenance costs on manufacturing equipment. State registration and filing fees increased to $36,000 for the three months ended March 31, 2017 as compared to $15,000 for the same period in 2016 due to the increase in state filing fees and registration expenses as we have now filed in all 50 states and the District of Columbia. Lab supplies and miscellaneous lab expenses increased $99,000 for the three months ended March 31, 2017 vs. the same period in 2016 from $14,000 to $113,000 due to an increase in quality control and lab related activities as we prepared for commercial launch. Depreciation expense increased $13,000 for the three months ended March 31, 2017 over the same period in 2016 due to fixed asset additions in our research operations.

We continue to investigate other applications of our core technology to other product candidates, which includes laboratory tests and academic collaborations. We also continue to develop our supply chain, particularly identifying and improving our sourcing of triptolide, a key active ingredient for our product candidates.

General and Administrative Expenses

General and administrative expenses were $2.6 million for the three months ended March 31, 2017, as compared to $2.0 million for the three months ended March 31, 2016. The increase of $664,000 in general and administrative expenses was due to an increase of $430,000 in net additional salary costs, an increase of $144,000 in professional service fees, primarily related to Board related fees and expenses, and an increase of $90,000 in travel expenses.

Interest Expense

We recorded $4,000 of interest expense, net, for the three months ended March 31, 2017, as compared to $48,000 for the same period in 2016. The decrease in interest expense of $44,000 was a result of a decrease of $2.9 million of convertible notes that were issued in 2014 and exchanged for Series B convertible preferred stock in December of 2016.

Other Income (Expense), Net

We recorded $8,000 of other income, net, for the three months ended March 31, 2017, compared to $32,000 of other expense for the same period in 2016. The $40,000 net decrease in other expense was primarily due to the expense related to the year-over-year fair market value adjustment of our convertible promissory notes.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from research grants and licensing fees received under our former license agreement with Neogen. During the first quarter 2017, we began full scale marketing of our first product, ContraPest and we continue to develop other product candidates, which are in various phases of development. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock, the issuance of convertible and other promissory notes and, to a lesser extent, payments received under research grants and pursuant to our former license agreement with Neogen. Through March 31, 2017, we had received net proceeds of $41.8 million from our sales of common stock and preferred stock and issuance of convertible and other promissory notes, and an aggregate of $1.6 million from licensing fees.

In the course of our research and development activities, we have sustained operating losses since our inception and expect such losses to continue for the near future. Our ultimate success depends upon the outcome of a combination of factors, including our ability to: (i) engage in successful research and development efforts; (ii) obtain regulatory approval of ContraPest and our other product candidates; (iii) achieve market acceptance and commercialization of ContraPest and our other products; (iv) successfully market and sell our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (v) retain and attract key personnel to develop, operate and grow our business; and (vi) successfully obtain additional financing as needed. As of March 31, 2017, we had an accumulated deficit of $64.8 million.

Based upon our current operating plan, we expect that our cash and cash equivalents and highly liquid, short term investments of approximately $8.3 million as of March 31, 2017, in combination with anticipated revenue, will be sufficient to fund our current operations for the foreseeable future. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance field studies of our product candidates in development. In addition, we will continue to incur additional costs associated with operating as a public company.

In particular, we expect to incur substantial and increased expenses as we:

•	Continue the research and development of ContraPest and our other product candidates, including engaging in any necessary field studies;

•	Seek regulatory approvals for ContraPest and our other product candidates;

•	Scale up manufacturing processes and quantities to prepare for the commercialization of ContraPest and any other product candidates for which we receive regulatory approval;

•	Establish an infrastructure for the sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

•	Attempt to achieve market acceptance for, and generate sales of, our products;

•	Expand our research and development activities and advance the discovery and development programs for other product candidates;

•	Maintain, expand and protect our intellectual property portfolio; and

•	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2017	2016

Cash used in operating activities	$(3,374)	$(867)
Cash used in investing activities	(3,087)	(7)
Cash (used in) provided by financing activities	(2)	984
Net increase (decrease) in cash and cash equivalents	$(6,463)	$110

Operating Activities.

During the three months ended March 31, 2017, operating activities used $3.4 million of cash, primarily resulting from our net loss of $3.5 million and by changes in our operating assets and liabilities of $1.0 million, partially offset by non-cash charges of $1.1 million. Our net loss was primarily attributable to research and development activities and our general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2017 consisted primarily of a decrease in prepaid expenses and receivables of $94,000, and an increase in deferred rent of $5,000 offset by a net decrease in accrued expenses and accounts payable of $875,000, an increase in inventories of $54,000, and an increase in deposits of $196,000. The decrease in accrued expenses and accounts payable was primarily due to the payment of the $1.0 million contract cancellation settlement accrual offset by an increase in net accounts payable and accrued expenses due to better vendor terms and vendor payment management.

During the three months ended March 31, 2016, operating activities used $867,000 of cash, primarily resulting from our net loss of $2.5 million, partially offset by non-cash charges of $1.5 million and by cash provided by changes in our operating assets and liabilities of $113,000. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we had limited research grant revenue in the year. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2016 consisted primarily of a $46,000 decrease in deferred revenue related to our license agreement with Neogen offset by a $146,000 increase in accounts payable and accrued expenses and a $13,000 decrease in accounts receivable. The decrease in accounts payable was due to increased spending associated with research and development programs as well as the timing of vendor invoicing and payments.

Investing Activities.

For the three months ended March 31, 2017, we used $3.1 million in investing activities consisting of $3.0 million of purchases in securities to be held to maturity and $130,000 in purchases of property and equipment.

For the three months ended March 31, 2016, we used $7,000 of cash in investing activities, consisting of purchases of property and equipment.

Financing Activities.

During the three months ended March 31, 2017, net cash used by financing activities was $2,000 as a result of $21,000 of proceeds from the issuance notes payable offset by payments of $16,000 related to notes payable and notes payable, related party and $7,000 in payments of capital lease obligations.

During the three months ended March 31, 2016, net cash provided by financing activities was $984,000 as a result of $376,000 of proceeds received from our issuance of convertible and other promissory notes, $621,000 of proceeds received from the issuance of Series B convertible preferred stock and $195,000 of proceeds received from the exercise of stock options, all of which were partially offset by payments of $216,000 in deferred offering costs, payments of $40,000 notes payable and notes payable, related party and $5,000 in payments of capital lease obligations

Recent Developments

We previously identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2015 which we have addressed and resolved. See “Risk Factors —We have not fully assessed our internal control over financial reporting. We have previously identified and may in the future identify material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 31, 2017. We are in the process of implementing measures designed to further improve our internal control over financial reporting, including how to remediate the control deficiencies that led to our previously identified material weaknesses, including:

·	the appointment of a Corporate Controller in May 2016;

·	the establishment of formalized accounting policies and procedures and internal controls; and

·	the implementation of manual and automated controls to support our overall control environment and the segregation of duties and procedures.

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

While our significant accounting policies are described in more detail in Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

We have generated revenue from the Neogen License Agreement pursuant to which we had previously granted to Neogen an exclusive license in North America to manufacture, distribute and sell commercial control products based on our intellectual property, which includes ContraPest, for the later of 10 years or the expiration of the patent for ContraPest (if issued). The Neogen License Agreement was terminated effective January 23, 2017.

When we received non-refundable, upfront license fee payments under the License Agreement for the exclusive rights to licensing our intellectual property, management determined if such license had stand-alone value. Since management determined that the license to our intellectual property did not have stand-alone value, we recognized revenue attributable to that license on a straight-line basis over the estimated related performance period. Any changes in the estimated period of performance were accounted for prospectively as a change in estimate.

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

We recorded stock-based compensation expense of approximately $1.1 million for the three months ended March 31, 2017 and 2016. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value of Our Common Stock

As noted above, we are required to estimate the fair value of the common stock underlying our stock-based awards when performing the fair value calculations using the Black-Scholes option-pricing model. Before the consummation of our initial public offering, and in the absence of an active market for our common stock, we utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of our common stock.

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

	Three Months Ended December 31,
	2017	2016
	(in thousands)
General and administrative expenses	$967	$1,044
Research and development expense	94	87
Total stock-based compensation expense	$1,061	$1,131

The intrinsic value of stock options outstanding as of March 31, 2017 is $9.3 million, of which $6.9 million and $2.4 million would have been related to stock options that were vested and unvested, respectively, at that date.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As previously disclosed in our Current Report on Form 8-K, on January 23, 2017 we entered into an agreement (the “Settlement Agreement”) with Neogen Corporation (“Neogen”). Pursuant to the Settlement Agreement, the parties agreed to (a) terminate the existing Exclusive License Agreement between us and Neogen dated May 15, 2014 (the “License Agreement”), with neither Neogen or us having any further obligations thereunder (other than certain confidentiality obligations); (b) dismiss with prejudice the court action filed by Neogen in the District Court for the District of Arizona on January 19, 2017 (the “Court Action”), as further described below; and (c) mutually release any and all existing or future claims between the parties and their affiliates related to or arising from the License Agreement or the Court Action. As part of the Settlement Agreement, we agreed to pay to Neogen upon the execution of the Settlement Agreement an aggregate of $1.0 million, which was paid in January 2017.

Item 1A.	Risk Factors

Except as detailed below, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Depending on the commercial success of ContraPest, we may require additional capital to fund our operations. Failure to obtain this necessary capital if needed may force us to delay, limit, or terminate our product development efforts or other operations.

Developing product candidates, including conducting experiments and field studies, obtaining and maintaining regulatory approval and commercializing any products later approved for sale, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we advance our commercialization activities. Based upon our current operating plan, we expect that our cash and cash equivalents and highly liquid, short term investments of approximately $8.3 million as of March 31, 2017, in combination with anticipated revenue, will be sufficient to fund our current operations for the foreseeable future. However, we plan to substantially expand our operations, and as a result of many factors, some of which may be currently unknown to us, our expenses may be higher than expected. Securing additional financing may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, including ContraPest. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following list sets forth information regarding all securities sold or granted by us during the period covered by this report that were not registered under the Securities Act, and the consideration, if any, received by us for such securities, which proceeds have been or will be used by us for general working capital purposes. The securities were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) or Rule 506(b) of Regulation D promulgated under the Securities Act, which exempt transactions by an issuer not involving any public offering. The purchasers were “accredited investors” as such term is defined in Regulation D. The securities are non-transferable in the absence of an effective registration statement under the Act or an available exemption therefrom, and all certificates are imprinted with a restrictive legend to that effect.

•	During the three months ended March 31, 2017, we issued an aggregate of 3,750 shares of common stock to a consultant for services, valued at $31.
•	In April 2017, we issued 667 shares of common stock to a consultant in settlement of fees due as of December 31, 2016.

Use of Proceeds from Public Offering of Common Stock

In December 2016, we closed our initial public offering (“IPO”), in which we sold 1,875,000 shares of common stock at a price to the public of $8.00 per share. No shares were sold in connection with the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-213736), which was declared effective by the SEC on December 7, 2016. We raised approximately $12.6 million in net proceeds after deducting underwriting discounts and commissions of approximately $1.1 million and offering expenses of approximately $1.3 million. Using the proceeds from the IPO, on December 13, 2016, we paid $175,890 to the holder of all of our shares of Series A convertible preferred stock for its agreement to waive all accrued dividends on the Series A convertible preferred stock and convert all of its shares of Series A convertible preferred stock into common stock immediately prior to the consummation of the IPO. No payments were made by us to directors, officers or persons owning 10% or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus issued in connection with the IPO. We have invested the remaining proceeds in accordance with our board approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds and corporate bonds. The managing underwriter of our IPO was Roth Capital Partners, LLC and co-managing underwriters were Craig-Hallum Capital Group LLC and Aegis Capital Corp.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC. (Registrant)

Dated: May 15, 2017	By:	/s/ Loretta P. Mayer, Ph.D.
Loretta P. Mayer, Ph.D.
Chair of the Board, Chief Executive Officer and Chief Scientific Officer

Dated: May 15, 2017	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer

SENESTECH, INC.

INDEX TO EXHIBITS

Exhibit		Filed or Furnished		Incorporated by Reference
Number	Description	Herewith	Form	Filing Date	Exhibit	File No.

3.1	Amended and Restated Certificate of Incorporation		S-1/A	10/20/2016	3.3	333-213736

3.2	Amended and Restated Bylaws		S-1	9/21/2016	3.5	333-213736

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

