Form 10-Q
period 2017-06-30
SenesTech, Inc.
filed 2017-08-14
CIK 1680378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of common stock outstanding as of August 11, 2017: 10,325,004

1

SENESTECH, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2017

2

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

SENESTECH, INC.
CONDENSED BALANCE SHEETS
(In thousands, except shares and per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$2,674	$11,826
Investment in securities held to maturity	2,950	—
Accounts receivable	9	10
Prepaid expenses	192	337
Inventory	300	57
Deposits	226	9
Total current assets	6,351	12,239

Property and equipment, net	1,656	631
Total assets	$8,007	$12,870

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$160	$45
Accounts payable	419	351
Accrued contract cancellation settlement	—	1,000
Accrued expenses	1,026	371
Notes payable, related parties	20	30
Total current liabilities	1,625	1,797

Notes payable, related parties	—	6
Long-term debt, net	642	138
Common stock warrant liability	33	69
Deferred rent	46	33
Total liabilities	2,346	2,043

Commitments and contingencies (See note 15)	—	—

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 10,320,254 and 10,157,292 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	10	10
Additional paid-in capital	73,971	72,069
Stock subscribed, but not issued, consisting of 4,750 and 4,750 shares at June 30, 2017 and December 31, 2016, respectively	29	59
Accumulated deficit	(68,349)	(61,311)
Total stockholders’ equity	5,661	10,827

Total liabilities and stockholders’ equity	$8,007	$12,870

See accompanying notes to financial statements.

3

SENESTECH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Revenue:
License revenue	$—	$84	$—	$130
Sales	10	—	17	—
Total revenue	10	84	17	130
Cost of sales	12	—	16	—
Gross profit	(2)	84	1	130

Operating expenses:
Research and development	973	665	1,796	1,135
General and administrative	2,632	1,352	5,271	3,327
Total operating expenses	3,605	2,017	7,067	4,462

Net operating loss	(3,607)	(1,933)	(7,066)	(4,332)

Other income (expense):
Interest income	1	—	11	—
Interest expense	(8)	(12)	(21)	(43)
Interest expense, related parties	—	(17)	(1)	(34)
Loss on extinguishment of unsecured promissory note	—	(103)	—	(112)
Other income (expense)	31	83	39	51
Total other income (expense)	24	(49)	28	(138)

Net loss	(3,583)	(1,982)	(7,038)	(4,470)

Series A convertible preferred stock dividends	—	(30)	—	(60)

Net loss and comprehensive loss	$(3,583)	$(2,012)	$(7,038)	$(4,530)

Weighted average common shares outstanding - basic and fully diluted	10,205,601	6,219,154	10,183,383	5,080,762

Net loss per common share - basic and fully diluted	$(0.35)	$(0.31)	$(0.69)	$(0.89)

See accompanying notes to financial statements.

4

SENESTECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,038)	$(4,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held to maturity	(11)	—
Amortization of discounts on investments held to maturity	1	—
Bad debts	2	—
Depreciation and amortization	154	94
Stock-based compensation	1,872	1,473
Non-cash charge for settlement of dispute	—	300
Amortization of debt discount	—	27
(Gain) loss on remeasurement of common stock warrant liability	(36)	(51)
Loss on extinguishment of unsecured promissory note	—	112
(Increase) decrease in current assets:
Accounts receivable	(1)	(1)
Prepaid expenses	145	1
Inventory	(243)	—
Deposits	(217)	—
Increase (decrease) in current liabilities:
Accounts payable	68	(151)
Accrued contract cancellation settlement	(1,000)	—
Accrued expenses	655	19
Deferred rent	13	—
Deferred revenues	—	(93)
Net cash used in operating activities	(5,636)	(2,740)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities held to maturity	(2,940)	—
Purchase of property and equipment	(863)	(45)
Net cash used in investing activities	(3,803)	(45)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of series B convertible preferred stock	—	896
Proceeds from the issuance of common stock	—	6,199
Proceeds from the issuance of convertible notes payable	—	436
Repayments of convertible notes payable	—	(810)
Proceeds from the issuance of notes payable	389	—
Repayments of notes payable	(23)	(5)
Repayments of notes payable, related parties	(16)	(628)
Repayments of capital lease obligations	(63)	(10)
Payment of deferred offering costs	—	(444)
Proceeds from exercise of stock options and warrants	—	326
Net cash provided by financing activities	287	5,960

NET CHANGE IN CASH	(9,152)	3,175
CASH AT BEGINNING OF PERIOD	11,826	141
CASH AT END OF PERIOD	$2,674	$3,316

SUPPLEMENTAL INFORMATION:
Interest paid	$22	$16
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of equipment under capital lease obligations	$316	$—
Original issue discount	$—	$147
Debt discount on convertible notes	$—	$9
Contributed capital, debt forgiveness by related parties	$—	$2,003
Issuance of series B convertible preferred stock in connection with conversion of convertible notes and notes payable	$—	$16
Issuance of shares of common stock upon conversion of Series B convertible preferred stock	$—	$260
Dividends	$—	$60

See accompanying notes to financial statements.

5

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

The Company has developed proprietary technology for managing animal pest populations through fertility control. The Company believes that its innovative non-lethal approach, targeting reproduction, is more humane, less harmful to the environment, and more effective in providing a sustainable solution to pest infestations than traditional lethal pest management methods. Its first fertility control product candidate, ContraPest, is marketed for use in controlling the rat population. The innovative compound is consumed by rats and leaves them non-reproductive without other observable side effects. U.S. Environmental Protection Agency (“EPA”) granted registration approval for ContraPest effective August 2, 2016. The Company plans to continue to commercialize and distribute ContraPest by leveraging new and existing third party relationships with manufacturing, marketing and distribution partners in the U.S. and internationally.

Potential Need for Additional Capital

In the course of its research and development activities, the Company has sustained operating losses since its inception and expects such losses to continue for the near future. The Company’s ultimate success depends upon the outcome of a combination of factors, including: (i) the success of its research and development; (ii) ongoing regulatory approval and commercialization of ContraPest and its other product candidates; (iii) market acceptance and commercial viability of ContraPest and other products if the Company obtains the necessary regulatory approvals; (iv) the ability to market its products and establish an effective sales force and marketing infrastructure to generate significant revenue; (v) the ability to retain and attract key personnel to develop, operate and grow its business; and (vi) the timely and successful completion of additional financing as needed. The Company has funded its operations to date through the sale of convertible preferred stock and common stock, including an initial public offering of 1,875,000 shares of its common stock on December 8, 2016, debt financing, consisting primarily of convertible notes and, to a lesser extent, payments received in connection with research grants and licensing fees. As of June 30, 2017, the Company had cash and cash equivalents and highly liquid investments of $5,624. Based upon its current operating plan, the Company expects that cash and cash equivalents and highly liquid, short term investments at June 30, 2017, in combination with anticipated revenue, will be sufficient to fund its current operations for the foreseeable future. However, for reasons detailed above, the Company may require additional capital and would have to continue to fund its operating losses and research and development activities in the near term by issuing additional debt and equity instruments. If such equity or debt financing is not available at adequate levels, the Company will need to reevaluate its plans.

All amounts shown in these financial statements are in thousands, except percentages and per share and share amounts. Per share and share amounts reflect post-reverse split values.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2017, the Company’s operating results for the three and six months ended June 30, 2017 and 2016, and the Company’s cash flows for the six months ended June 30, 2017 and 2016. The accompanying financial information as of December 31, 2016 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

All amounts shown in these financial statements are in thousands, except percentages and per share and share amounts.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The significant estimates in the Company’s financial statements include the valuation of common stock and related warrants, and other stock-based awards. Actual results could differ from such estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

Deferred Offering Costs

Deferred offering costs consisted primarily of legal, accounting and other direct and incremental fees and costs related to the Company’s initial public offering on December 8, 2016. Deferred offering costs of $2,234 were offset against the proceeds received from the initial public offering in December 2016.There were no deferred offering costs at June 30, 2017.

Cash and Cash Equivalents

The Company considers money market fund investments to be cash equivalents. The Company had cash equivalents of $60 and $0 at June 30, 2017 and December 31, 2016, respectively, included in cash as reported.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $5 and $0 as of June 30, 2017 and December 31, 2016, respectively.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials and finished goods. As of June 30, 2017 and December 31, 2016, the Company had inventories of $300 and $57, respectively.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

Prepaid Expenses

Prepaid expenses consist primarily of payments made for director and officer insurance, rent, legal and inventory purchase deposits and seminar fees to be expensed in the current year.

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

In accordance with the terms of the license agreement, the Company was also to receive a future fixed amount of contingent milestone payments (i.e. post-regulatory approval license fees) and contingent sales-based royalties to be received upon the achievement of certain milestone events. The milestone events under the agreement include regulatory approval, patent issuance or alternative intellectual property coverage, and sales-based events. The Company did not earn or receive any of the potential contingent milestone payments, as the milestone events to receive such post-approval license fees and sales-based royalties were not achieved. The Company recognizes revenue that is contingent upon the achievement of a substantive milestone event in its entirety in the period in which the milestone is achieved. A milestone is considered substantive when the consideration payable to the Company for such milestone has all of the following characteristics: (i) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; (ii) the event can only be achieved based in whole or part on either the Company’s performance or a specific outcome resulting from the Company’s performance; and (iii) if achieved, the event would result in additional payments being due to the Company. As the potential contingent consideration was to be received only upon the achievement of milestone events that are considered substantive, the Company would only recognize such revenue in the period the milestone is achieved and the milestone payments became due and collectible. In addition, the Company accounts for sales-based royalties as revenue upon achievement of certain sales milestones.

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

For the six months ended June 30, 2017, the Company generated net revenues of $10.

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

The stock-based compensation expense recorded for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Research and development	$90	$87	$184	$174
General and administrative	721	255	1,688	1,299
Total stock-based compensation expense	$811	$342	$1,872	$1,473

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

In November 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax assets and liabilities between current and noncurrent amounts in a classified balance sheet. The amendments require that all deferred tax assets and liabilities of the same jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. The standard became effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and may be applied on either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has adopted this standard retrospectively for all periods presented. The adoption of this standard did not have a material impact on the Company’s financial statements.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. Only those benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities are recognized. Based on its evaluation, the Company has concluded there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of June 30, 2017 or December 31, 2016 and as such, no interest or penalties were recorded in income tax expense.

Comprehensive Loss

Net loss and comprehensive loss were the same for all periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying financial statements.

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, the Series A convertible preferred stock (prior to its conversion into common stock), Series B convertible preferred stock (prior to its conversion into common stock), convertible promissory notes (prior to their conversion), common stock purchase warrants, and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the three and six months ended June 30, 2017 and 2016. Therefore, basic and diluted loss per share attributable to common stockholders was the same for all periods presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	June 30,
	2017	2016
Series A convertible preferred stock	—	400,000
Series B convertible preferred stock	—	454,581
Convertible promissory notes	—	533,031
Common stock purchase warrants	829,285	710,487
Restricted stock units	386,649	—
Common stock options	1,603,800	1,556,867
Total	2,819,734	3,654,966

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

In May 2017, the FASB issued Accounting Standard Update (“ASU”) No. 2017-9, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU2017-9”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per ASU 2017-9, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-9. ASU 2017-9 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is evaluating the impact of the adoption of ASU 2017-9 on its financial statement and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This standard requires management to perform an evaluation in each interim and annual reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued. If such conditions or events exist, ASU 2014-14 also requires certain disclosures of management’s plans and evaluation, as well as the plans, if any, that are intended to mitigate those conditions or events that will alleviate the substantial doubt. ASU No. 2014- 15 is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption was permitted for annual or interim reporting periods for which the financial statements have not been previously issued. ASU 2014-15 was adopted by the Company and did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 is effective in the first quarter of 2019. The Company is evaluating the impact of the adoption of ASU 2016-01 on its financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). This standard amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early adoption is permitted and the new standard must be adopted using a modified retrospective approach, and provides for certain practical expedients. The Company is evaluating the impact of the adoption of ASU 2016-02 on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods for public business entities. The method of adoption is dependent on the specific aspect of accounting addressed in this new guidance. Early adoption was permitted in any interim or annual period. ASU 2016-09 was adopted by the Company and did not have a material impact on the Company’s financial statements or related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU provide guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU No. 2016-15 is not expected to have a material impact on the Company’s financial statements or related disclosures.

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

(In thousands, except share and per share data)

Note 3 - Fair Value Measurements – (continued)

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$60	$—	$—	$60

Corporate fixed income debt securities	—	2,950	—	2,950

Total	$60	$2,950	$—	$3,010
Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$33	$33
Total	$—	$—	$33	$33

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
None	$—	$—	$—	$—

Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$69	$69
Total	$—	$—	$69	$69

(1) The change in the fair value of the common stock warrant and convertible notes payable for the three and six months ended June 30, 2017 was recorded as a decrease to other income (expense) and interest expense of $30 and $39, respectively, in the statements of operations and comprehensive loss.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 - Investments In Securities Held To Maturity

As of June 30, 2017, investment in securities held to maturity primarily consisted of corporate fixed income securities and commercial paper. The Company did not have investments prior to the first quarter of 2017. The Company classifies all investments as held to maturity as these investments are short term, highly liquid investments which we intend to hold to maturity. Held to maturity securities are recorded at cost and gains and losses are only recognized as the sale or redemption of the securities is realized. Realized gains and losses are included in non-operating other income (expense) on the condensed statement of operations and are derived using the specific identification method for determining the cost of the securities sold. During the three and six months ended June 30, 2017, the Company had a minimal amount of net realized gain (loss) on investments recorded. Interest and dividends on investments held to maturity are included in interest and other income, net, in the condensed statements of operations.

The following is a summary of held to maturity securities at June 30, 2017:

		June 30, 2017
	Contractual Maturity (in months)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds		$—	$—	$—	$—
Corporate fixed income securities	Less than 12 months	2,345	3		2,348
Commercial paper	Less than 12 months	600	3	(1)	602
Total investments		$2,945	$6	$(1)	$2,950

Note 5 - Prepaid Expenses

Prepaid expenses consist of the following:

	June 30, 2017	December 31, 2016
Director compensation	$—	$215
Director and officer insurance	96	70
Legal retainer	25	25
Rent	25	17
Inventory Purchase Deposits	20	—
Meetings/Dues	17	—
Engineering, software licenses and other	9	10
Total prepaid expenses	$192	$337

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6 - Property and Equipment

Property and equipment, net consist of the following:

	Useful Life	June 30, 2017	December 31, 2016
Research and development equipment	5 years	$1,335	$989
Office and computer equipment	3 years	672	235
Furniture and fixtures	7 years	31	17
Autos/Trucks	5 years	306	—
Leasehold improvements	*	265	189
		2,609	1,430
Less accumulated depreciation and amortization		953	799
Total		$1,656	$631

* Shorter of lease term or estimated useful life

Depreciation and amortization expense was approximately $95 and $48 for the three months ended June 30, 2017 and 2016, respectively, and $154 and $94 for the six months ended June 30, 2017 and 2016, respectively.

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2017	December 31, 2016
Compensation and related benefits	$690	$82
Accrued litigation	269	286
Research project agreement	65
Other	2	3
Total accrued expenses	$1,026	$371

Note 8 - Accrued Contract Cancellation Settlement

The accrued contract cancellation settlement of $1,000 was the result of the Company entering into a settlement agreement with Neogen Corporation in which Neogen and the Company agreed to (a) terminate the existing Exclusive License Agreement between the Company and Neogen dated May 15, 2014 (the “License Agreement”), with neither Neogen or the Company having any further obligations thereunder (other than certain confidentiality obligations); (b) dismiss with prejudice the court action filed by Neogen in the District Court for the District of Arizona on January 19, 2017 (the “Court Action”); and (c) mutually release any and all existing or future claims between the parties and their affiliates related to or arising from the License Agreement or the Court Action. Under the terms of the agreement, the Company agreed to make a one-time payment in the amount of $1,000 in settlement of all claims and termination of all existing contracts between the parties. This payment was made in January, 2017. See Note 15 for further details.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Borrowings

A summary of the Company’s borrowings, including capital lease obligations, is as follows:

	June 30, 2017	December 31, 2016
Short-term debt:
Current portion of long-term debt	160	45
Total short-term debt	$160	$45
Long-term debt:
Capital lease obligations	$303	$51
Other unsecured promissory notes	499	132
Total	802	183
Less: current portion of long-term debt	(160)	(45)
Total long-term debt	$642	$138

Capital Lease Obligations

Capital lease obligations are for computer and lab equipment leased through Great American, Thermo Fisher, Navitas and ENGS. These capital leases expire at various dates through June 2022. Also included in the table above are three notes payable to Direct Capital and one to M2 Financing for the financing of fixed assets.

 Note 10 - Notes Payable, Related Parties

A summary of the Company’s notes payable, related parties is as follows:

	June 30, 2017	December 31, 2016
Unsecured promissory note, interest rate of 4.25% and 8% per annum	$20	$36
Less: current portion of notes payable, related parties	20	30
Total notes payable, long-term	$—	$6

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

Amounts outstanding on these obligations were $20 and $36 at June 30, 2017 and December 31, 2016, respectively.

Interest expense on the notes payable, related parties, was $0 and $1 for the three months and six months ended June 30, 2017 and $56 for the year ended December 31, 2016 respectively.

TECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of June 30, 2017 as follows:

	Number
	of	Date
Common Stock Warrants	Warrants	Issued	Term	Exercise Price
Outstanding at December 31,	610,487
Initial Public Offering Underwriter	187,500	December 2016	5 years	$9.60
Marketing and Development Services	100,000	February 2016	5 years(1)	$7.50
Other Advisory Services	40,000	August 2016	3 years(1)	$7.50
Promissory Notes	9,031	March 2016	3 years(1)	$7.50
Warrants issued	336,531
Warrants exercised	117,733
Outstanding at December 31, 2016	829,285
Warrants issued	—
Warrants exercised	—
Outstanding at June 30, 2017	829,285

(1)	The warrants also terminate, if not exercised (i) within two years of the closing of an initial public offering of common stock; or (ii) a liquidation, dissolution or winding up of the Company.

Promissory Notes; Common Stock Warrants

In conjunction with the issuance by the Company of certain promissory notes, the Company issued detachable common stock warrants (“Warrants”) to purchase an aggregate 270,400 shares of common stock, with an exercise price of $7.50 per share. The Warrants were exercisable until the earlier of (i) 5 years from the date of grant; (ii) within two years of the closing of an initial public offering of common stock by the Company; and (iii) the closing of liquidation, dissolution or winding up of the Company.

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

The estimated fair value of the derivative warrant liability was $33 at June 30, 2017. As this derivative warrant liability is revalued at the end of each reporting period, the fair values as determined at the date of grant and subsequent periods was based on the following significant inputs using a Monte Carlo option pricing model: common stock price of $7.91; comparable company volatility of 77.7% of the underlying common stock; risk-free rates of 1.93%; and dividend yield of 0%; including the probability assessment of a terminating change event occurring. The change in fair value of the derivative warrant liability was $36 for the six months ended June 30, 2017 and was recorded in other income (expense) in the accompanying statements of operations and comprehensive loss.

July 2015 Consulting Agreement Common Stock Warrant

In July 2015, the Company issued a common stock warrant to purchase 121,227 shares of common stock, with an exercise price of $7.50 per share, as consideration for services under a consulting arrangement. The warrant was fully vested and exercisable on the date of grant. This common stock warrant has the similar features as the Warrants described above, except it is exercisable until the earlier of (i) ten years from the date of grant; (ii) two years after the closing of an initial public offering of common stock by the Company; and (iii) the closing of a liquidation, dissolution or winding up of the Company. The estimated the fair value of the common stock warrant on the date of grant was $537 as determined by using a Black-Scholes option pricing model based on the following significant inputs: common stock price of $7.575; comparable company volatility of 60.9%; expected term of 6.25 years; risk-free rate of 2.09%; and dividend yield of 0%. The Company recorded the fair value of the warrant as stock-based compensation expense within general and administrative expense in the accompanying statements of operations and comprehensive loss in 2015.

Northern Arizona University Common Stock Warrant

In November 2015, the Company issued a common stock warrant to purchase 210,526 shares of common stock at an exercise price of $15.00 per share to Northern Arizona University (“NAU”) as part of the consideration given with the Series A convertible preferred stock in exchange for the full cancellation of a promissory note that had been previously issued to NAU.

Note 12 - Stockholders’ Deficit

Common Stock

The Company had 10,320,254 and 10,157,292 shares of common stock issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.

During the six months ended June 30, 2017, the Company issued an aggregate of 162,962 shares of common stock as follows: 7,750 shares to consultants for services, valued at $55, 667, to settle a previous claim; 14,014 shares for the cashless exercise of vested stock options; and 140,531 shares for net settlement of restricted stock units that vested during the period.

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

The Company issued 2,478,486 shares of common stock and received aggregate consideration of $6,199 in the Rights Offering. The aggregate consideration received consisted of: (i) $5,284 in cash; (ii) $821 in consideration paid through the cancellation of $821 in outstanding principal amount (and related unpaid interest) under certain outstanding unsecured notes; and (iii) the extinguishment of $94 in amounts owed by the Company for services and related miscellaneous expenses. Such cash proceeds will be used for working capital and general corporate purposes. As the Rights Offering was offered to certain existing holders of the Company’s stock, the shares sold are treated as outstanding from the date of their issuance in the computation of loss per share, basic and diluted in future periods.

Note 13 - Stock-based Compensation

Effective December 2008, the Company established the 2008 – 2009 Non-Qualified Stock Option Plan (the “2008 – 2009 Plan”) under which no stock options remain outstanding at June 30, 2017. The stock-based awards were issued with a price not less than $15.00 per share or 100% of the fair value of a share of common stock on the date of grant. After July 2015, no further awards were granted under the 2008 – 2009 Plan.

Effective July 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), which permits the issuance of up to 2,000,000 shares reserved for the grant of stock options, stock appreciation rights, restricted stock units and other stock-based awards for employees, directors or consultants of the Company. The Board of Directors and the Company’s stockholders approved an additional 1,000,000 shares of common stock for issuance under the 2015 Plan. The stock-based awards are generally issued with a price equal to no less than fair value at the date of grant. Options granted under the 2015 Plan generally vest immediately, or ratably over a two- to 36-month period coinciding with their respective service periods; however, participants may exercise their options prior to vesting as provided by the 2015 Plan. Unvested shares issued for option exercised early may be subject to a repurchase by the Company if the participant terminates at the original exercise price. Options under the 2015 Plan generally have a contractual term of five or ten years. Certain stock option awards provide for accelerated vesting upon a change in control or an initial public offering. As of June 30, 2017, the Company had 779,095 shares of common stock available for issuance under the 2015 Plan.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 13 - Stock-based Compensation

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the six months ended June 30, 2017, were as follows:

	Employee	Non-Employee
Expected volatility	73.8% -83.7%	N/A
Expected dividend yield	—	N/A
Expected term (in years)	3.0 to 3.5	N/A
Risk-free interest rate	1.45%-1.94%	N/A

Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption was determined based on historical volatilities from traded options of biotech companies of comparable in size and stability, whose share prices are publicly available. The expected term of options granted to employees is calculated based on the mid-point between the vesting date and the end of the contractual term according to the simplified method as described in SEC Staff

Accounting Bulletin 110 because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its awards have been outstanding. For non-employee options, the expected term of options granted is the contractual term of the options. The risk-free rate by reference to the implied yields of U.S. Treasury securities with a remaining term equal to the expected term assumed at the time of grant. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not intend to pay dividends.

The table summarizes the stock option activity, for both plans, for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2016	1,477,300	1.61	5.8	$9,662
Granted	161,500	$8.04	5.0	$—
Exercised	(15,000)	$0.50
Forfeited	—	$—
Expired	(20,000)	$15.00
Outstanding at June 30, 2017	1,603,800	2.00	5.3	$5,934
Exercisable at June 30, 2017	1,055,581	$2.18	5.0	$3,716

(1)	The aggregate intrinsic value on the table was calculated based on the difference between the estimated fair value of the Company’s stock and the exercise price of the underlying option. The estimated stock values used in the calculation was $5.70 and $8.15 per share at June 30, 2017 and December 31, 2016, respectively.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 13 - Stock-based Compensation – (continued)

The stock-based compensation expense was recorded as follows:

	Three Months Ended June 30		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$90	87	$184	$174
General and administrative	721	255	1,688	1,299
Total stock-based compensation expense	$811	342	$1,872	$1,473

The allocation between research and development and general and administrative expense was based on the department and services performed by the employee or non-employee.

At June 30, 2017, the total compensation cost related to non-vested options not yet recognized was $2,661, which will be recognized over a weighted average period of four years, assuming the employees complete their service period required for vesting.

Effective December 2008, the Company established the 2008-2009 Plan under which 0 stock options remain outstanding at June 30, 2017. The stock-based awards were issued with a price not less than $15.00 per share or 100% of the fair value of a share of common stock on the date of grant. After July 2015, no further awards were granted under the 2008 – 2009 Plan.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2017:

	Number of Units		Weighted Average Grant-Date Fair Value Per Units
Outstanding as of December 31, 2016	455,430		$0.76
Granted	117,885	(1)	$6.95
Vested	(186,666)		$2.18
Forfeited	—		$—
Outstanding as of June 30, 2017	386,649	(2)	$1.70

(1)	40,000 restricted stock units were granted on March 27, 2017 with a weighted average grant date fair value of $8.35, 17,885 restricted stock units were granted on May 19, 2017 with a weighted average grant date fair value of $6.99 and 60,000 restricted stock units were granted on June 19, 2017 with a weighted average grant date fair value of $6.00.

(2)	At June 30, 2017, the total compensation cost related to non-vested restricted stock units not yet recognized was $1,229, which will be recognized over a weighted average period of 1.5 years, assuming the recipients complete their service period required for vesting.

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

For the six months ended June 30, 2017 and the year ended December 31, 2016, the Company recognized revenue of $0 and $186, respectively, under the License Agreement.

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

At June 30, 2017, the Company had accrued expenses of $65 due Bioceres as detailed in the table or accrued expenses in Note 7

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

Neogen Settlement Agreement

See Note 14 above with regards to the Settlement Agreement with Neogen.

Although notice of the legal action by Neogen and the Settlement Agreement with Neogen, occurred after December 31, 2016, as per the provisions of Accounting Standards Codification Topic 450 Loss Contingencies, included in the financial statements of the Company at December 31, 2016 is a $1,000 charge to general and administrative expenses and a corresponding accrual of contract cancellation settlement agreement related to this agreement.

Employment Agreement

On June 2, 2017, the Company entered into an employment agreement with a Executive Vice President and Chief Operations Officer (“COO”), with a start date of June 19, 2017. Under the terms of the employment agreement, the COO will receive an annual base salary of $300,000 and a one-time signing bonus of restricted stock units representing 60,000 shares of common stock, which will vest on a quarterly basis over a 3-year period, and will be subject to the terms and conditions of the 2015 Plan and standard form of restricted stock unit agreement. Further, the Company will reimburse the COO for moving and moving-related expenses up to $30,000 and up to $2,000 per month for the cost of rental allowance for up to six months. The COO will be eligible to receive annual incentive bonus with a target value equal to 100% of his annual base salary, payable 30% in cash and 70% in restricted stock units or stock options, subject to his achievement of performance objectives to be determined by the Company’s compensation committee or board of directors. The COO will also be eligible to participate in the standard benefits, vacation and expense reimbursement plans offered to similarly situated employees, and will enter into the Company’s standard form of indemnification agreement applicable to its directors and officers.

In the event of a Change in Control (as defined in the 2015 Plan), or upon the COO’s termination by the Company without Cause (as defined in the 2015 Plan) or termination by the COO for Good Reason (as defined below), 100% of the unvested portion of all of the COO’s equity awards (RSUs, options, etc.) shall immediately vest and be exercisable effective immediately prior to: the closing of the Change in Control, on the date of said termination by the Company without Cause, or the date of termination by the COO for Good

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 15 - Commitments and Contingencies – (continued)

Reason, as applicable. “Good Reason” means COO’s resignation within thirty (30) days following expiration of any Company cure period (discussed below) following the occurrence of one or more of the following, without COO’s written consent: (a) a material reduction in COO’s annual base salary, bonus, or other benefits previously provided by the Company pursuant to COO’s employment letter agreement or otherwise; (b) a material diminution of the COO’s job duties or responsibilities; or (c) a change in the location of employment of more than fifty (50) miles. It is further agreed that the COO will not resign for Good Reason without first providing the Company with written notice of the acts or omissions constituting the grounds for “Good Reason” within ninety (90) days of the initial existence of the grounds for “Good Reason” and a reasonable cure period of not less than thirty (30) days following the date of such notice (during which the grounds have not been cured).

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

Lease Commitments

Rent expense was $165 and $234 for the six months ended and year ended June 30, 2017 and December 31, 2016, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum capital lease payments as of June 30, 2017 are follows:

	Capital Leases	Operating Lease
Years Ending December 31,
2017	51	130
2018	96	258
2019	88	221
2020	67	—
2021	56	—
2022	28	—
Total minimum lease payments	$386	$609

Capital Leases

Less: amounts representing interest ( ranging from 7.25% to 11.56%)	$82

Present value of minimum lease payments	304

Less: current installments under capital lease obligations	65

Total long-term portion	$239

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 16 - Subsequent Events

On July 12, 2017, we issued 4,750 shares in settlement of amounts owed to a consultant for services expensed and recognized in 2016.

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

All amounts shown in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are full amounts (and are not shown in thousands).

Overview

Since our inception in 2004, we have devoted substantially all of our resources to organizing and staffing our company, conducting research and development activities for our product candidates, business planning, raising capital and acquiring and developing product and technology rights. Until August 2016, we did not have any products approved for sale, and we have not generated any significant revenue from product sales to date. We have funded our operations to date with proceeds from the sale of common stock and preferred stock, the issuance of convertible and other promissory notes and, to a lesser extent, payments received in connection with research grants and licensing fees. Through June 30, 2017, we had received net proceeds of $42.2 million from our sales of common stock, preferred stock and issuance of convertible and other promissory notes and an aggregate of $1.6 million from research grants and licensing fees.

We have incurred significant operating losses since our inception. Our net losses were $3.6 million, $7.0 million and $11.0 million for the three and six months ended June 30, 2017 and the year ended December 31, 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $68.4 million. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

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

As a result, a significant portion of our operating expenses includes stock-based compensation expense. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy. Specifically, our stock-based compensation expense for each of the six months ended June 30, 2017 and June 30, 2016 was $1.9 million and $1.5 million, respectively, which represented 26.5% and 33.0%, respectively, of our total operating expenses for those periods.

Components of our Results of Operations

Revenue

To date, we have generated less than $25,000, from product sales, but we do expect to generate revenue from the sale of products or royalties beginning in the second half of 2017. Except for the minimal product sales noted above, all of our revenue to date has been derived from payments received in connection with research grants and licensing fees received as a result of our execution of the former license agreement with Neogen.

We recognized product sales revenue of $10,000 and $0 for the three months ended June 30, 2017 and 2016, respectively, and $17,000 and $0 and for the six months ended June 30, 2017 and 2016, respectively. In addition, for the six months ended June 30, 2016, we recognized revenue of $93,000 under our former license agreement with Neogen and $37,000 under NIH grants. We do not anticipate additional grant revenue under the NIH grants or additional revenue from our former license agreement with Neogen.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates, which include:

●	Employee-related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged in research and development functions;

●	Expenses incurred in connection with the development of our product candidates; and

●	Facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies.

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

Interest Expense. Interest expense consists of interest accrued on $2.9 million in convertible and other promissory notes we issued during 2014, 2015 and 2016, most of which was converted or redeemed by December 31, 2016.

Other Income (Expense), Net. Other income (expense), net; consists primarily of net losses on extinguishment of convertible and non-convertible, secured and unsecured promissory notes.

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

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three and six months ended June 30, 2017 and 2016:

SENESTECH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Revenue:
License revenue	$—	$84	$—	$130
Sales	10	—	17	—
Total revenue	10	84	17	130
Cost of sales	12	—	16	—
Gross profit	(2)	84	1	130

Operating expenses:
Research and development	973	665	1,796	1,135
General and administrative	2,632	1,352	5,271	3,327
Total operating expenses	3,605	2,017	7,067	4,462

Net operating loss	(3,607)	(1,933)	(7,066)	(4,332)
Other income (expense):
Interest income	1	—	11	—
Interest expense	(8)	(12)	(21)	(43)
Interest expense, related parties	—	(17)	(1)	(34)
Loss on extinguishment of unsecured promissory note	—	(103)	—	(112)
Other income (expense)	31	83	39	51
Total other income (expense)	24	(49)	28	(138)

Net loss	(3,583)	(1,982)	(7,038)	(4,470)

Series A convertible preferred stock dividends	—	(30)	—	(60)

Net loss and comprehensive loss	$(3,583)	$(2,012)	$(7,038)	$(4,530)

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Revenue

Revenue was $10,000 for the three months ended June 30, 2017, compared to $84,000 for three months ended June 30, 2016.

The $10,000 revenue recognized for the three months ended June 30, 2017 represented sales of our product, ContraPest. The $84,000 of revenue for the three months ended June 30, 2016, was earned from research grants and from our former license agreement with Neogen, which was terminated in January 2017. We did not recognize any license fees in 2017 under this agreement.

Cost of Sales

Cost of sales was $12,000 for the three months ended June 30, 2017, compared to $0 for three months ended June 30, 2016. The increase in cost of sales corresponded to the product launch of ContraPest. Cost of sales exceeded sales for the period due to manufacturing inefficiencies surrounding the start-up of the new manufacturing line and the cost of replacement product shipped to replace damaged product.

Research and Development Expenses

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016
	(in thousands)
Direct research and development expenses:
Unallocated expenses:
Personnel related (including stock-based compensation)	$420	$360	$60
Professional Fees/Consultants	197	12	185
Facility related	74	57	17
Other	282	236	46
Total research and development expenses	$973	$665	$308

Research and development expenses were $973,000 for the three months ended June 30, 2017, compared to $665,000 for the same period in 2016. The $308,000 increase in research and development expenses was primarily due to an increase of $60,000 in personnel-related costs. This increase in personnel-related costs resulted from increased research and development salaries of $57,000 due to headcount additions in 2017 and an increase in stock-based compensation expense of $3,000. Professional services and consulting expenses increased $185,000 for the three months ended June 30, 2017, compared to the same period in 2016 primarily due to an increase in synthetic triptolide research fees and legal fees. Rent and utilities for the three months ended June 30, 2017 increased $17,000 over the same period in 2016 due to the expansion into the research space at Northern Arizona Center for Entrepreneurship and Technology (“NACET”) facility. Other expenses increased by $46,000 from $282,000 for the three month s ended June 30, 2017 as compared to the same period in 2016, primarily due to increased state registration and filing fees increased travel expenses related to field team support due to on-site evaluations of potential customers and research operations and increased depreciation expense due to fixed asset additions in our research operations. We have now filed in all 50 states and the District of Columbia and have begun the process of refiling in some states.

We continue to investigate applications of our core technology to other product candidates, which includes laboratory tests and academic collaborations. We also continue to develop our supply chain, particularly identifying and improving our sourcing of triptolide, a key active ingredient for our product candidates.

General and Administrative Expenses

General and administrative expenses were $2.6 million for the three months ended June 30, 2017, compared to $1.4 million for the three months ended June 30, 2016. The increase of $1.2 million in general and administrative expenses was due to an increase of $1.0 million in personnel related expenses, and increase of $140,000 in professional services fees, a $36,000 increase in office supplies and non-capitalized furniture and computer equipment, offset by lower travel expenses of $30,000. The increase in personnel related expenses consisted of an increase in stock based compensation of $466,000 and an increase of $500,000 in net additional salary costs. The increase of $140,000 in professional service fees for the three month period ended June 30, 2017 as compared to the same period in 2016 is primarily related to an increase in Board related fees and expenses of $104,000, an increase in legal fees of $48,000, and an increase of $36,000 in shareholder relations and general consulting, offset by lower accounting and audit fees of $48,000.

Interest Expense

We recorded $7,000 of interest expense, net for the three months ended June 30, 2017, compared to $29,000 for the same period in 2016. The decrease in interest expense of $22,000 was the result of a decrease of $2.9 million in convertible notes that were issued in 2014 and exchanged for Series B convertible preferred stock in December of 2016.

Other Income (Expense), Net

We recorded $31,000 of other income, net for the three months ended June 30, 2017, compared to $20,000 of other expense for the same period in 2016. The $51,000 net decrease in other expense was primarily due to the expense related to the year-over-year fair market value adjustment of our convertible promissory notes.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Revenue

Revenue was $17,000 for the six months ended June 30, 2017, compared to $130,000 for six months ended June 30, 2016.

The $17,000 revenue recognized for the six months ended June 30, 2017 represented sales of our product, ContraPest. The $130,000 of revenue for the six months ended June 30, 2016 was earned from research grants and from our former license agreement with Neogen, which was terminated in January 2017. We did not recognize any license fees in 2017 under this agreement.

Cost of Sales

Cost of sales was $16,000 for the six months ended June 30, 2017, compared to $0 for six months ended June 30, 2016. The increase in cost of sales corresponded to the product launch of ContraPest. Cost of sales for the period were almost 100% of sales due to manufacturing inefficiencies surrounding the start-up of the new manufacturing line and the cost of replacement product shipped to replace damaged product.

Research and Development Expenses

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016
	(in thousands)
Direct research and development expenses:
Unallocated expenses:
Personnel related (including stock-based compensation)	$839	$682	$157
Professional Fees/Consultants	233	132	101
Facility related	152	106	46
Other	572	215	357
Total research and development expenses	$1,796	$1,135	$661

Research and development expenses were $1.8 million for the six months ended June 30, 2017, compared to $1.1 million for the same period in 2016. The $700,000 increase in research and development expenses was primarily due to an increase of $157,000 in personnel-related costs. This increase in personnel-related costs resulted from increased research and development salaries of $147,000 due to headcount additions in 2017 and an increase in stock-based compensation expense of $10,000. Professional services and consulting expenses increased $101,000 for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to an increase in synthetic triptolide research fees and legal fees. State registration and filing fees increased $85,000 for the six months ended June 30, 2017 compared to the same period in 2016 due to the increase in state filings and registrations as we have now filed in all 50 states and the District of Columbia and have begun the process of refiling in some states. Travel expenses related to field team support increased $162,000 for six months ended June 30, 2017 over the same period in 2016 due to on-site evaluations of potential customers and research operations. Rent and utilities for the six months ended June 30, 2017 increased $46,000 over the same period in 2016 due to the expansion into the research space at our NACET facility. Depreciation expense increased $22,000 for the three months ended June 30, 2017 over the same period in 2016 due to fixed asset additions in our research operations.

We continue to investigate applications of our core technology to other product candidates, which includes laboratory tests and academic collaborations. We also continue to develop our supply chain, particularly identifying and improving our sourcing of triptolide, a key active ingredient for our product candidates.

General and Administrative Expenses

General and administrative expenses were $5.3 million for the six months ended June 30, 2017, compared to $3.3 million for the six months ended June 30, 2016. The increase of $2.0 million in general and administrative expenses was due to an increase of $1.5 million in personnel related expenses, an increase in travel expenses of $135,000, , an increase in insurance expense of $170,000, an increase of $88,000 in professional services fees, a $65,000 increase in office supplies and non-capitalized furniture and computer equipment, an increase in depreciation expense of $39,000 and an increase in stock service and shareholder relations expenses of $28,000. The increase in personnel related expenses consisted of an increase in stock based compensation of $389,000 and an increase of $1.1 million in net additional salary costs. The increase of $88,000 in professional service fees for the six month period ended June 30, 2017 as compared to the same period in 2016 is primarily related to an increase in Board related fees and expenses of $233,000 offset by a decrease in accounting and audit fees of $145,000. The increase in depreciation expense for the six month period ended June 30, 2017 over the same period in 2016 was due to increased investment in leasehold improvements and office computer depreciation. Stock service and shareholder relations expense increase due to the Company becoming a public reporting company in December of 2016.

Interest Expense

We recorded $11,000 of interest expense, net for the six months ended June 30, 2017, compared to $77,000 for the same period in 2016. The decrease in interest expense of $66,000 was the result of a decrease of $2.9 million in convertible notes that were issued in 2014 and exchanged for Series B convertible preferred stock in December 2016.

Other Income (Expense), Net

We recorded $39,000 of other income, net, for the three months ended June 30, 2017, compared to $61,000 of other expense for the same period in 2016. The $100,000 net decrease in other expense was primarily due to the expense related to the year-over-year fair market value adjustment of our convertible promissory notes and losses on the extinguishment of said promissory notes.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated limited revenue to date from research grants and licensing fees received under our former license agreement with Neogen. During the first six months of 2017, we began full scale marketing of our first product, ContraPest and we continue to develop other product candidates, which are in various phases of development. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock, the issuance of convertible and other promissory notes and, to a lesser extent, payments received under research grants and pursuant to our former license agreement with Neogen. Through June 30, 2017, we had received net proceeds of $42.2 million from our sales of common stock and preferred stock and issuance of convertible and other promissory notes, and an aggregate of $1.6 million from licensing fees.

In the course of our research and development activities, we have sustained operating losses since our inception and expect such losses to continue for the near future. Our ultimate success depends upon the outcome of a combination of factors, including our ability to: (i) engage in successful research and development efforts; (ii) obtain ongoing regulatory approval of ContraPest and our other product candidates; (iii) achieve market acceptance and commercialization of ContraPest and our other products; (iv) successfully market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (v) retain and attract key personnel to develop, operate and grow our business; and (vi) successfully obtain additional financing as needed. As of June 30, 2017, we had an accumulated deficit of $68.4 million.

Based upon our current operating plan, we expect that our cash and cash equivalents and highly liquid, short term investments of approximately $5.6 million as of June 30, 2017, in combination with anticipated revenue, will be sufficient to fund our current operations for the foreseeable future. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance field studies of our product candidates in development. In addition, we incur additional costs associated with operating as a public company.

In particular, we expect to incur substantial and increased expenses as we:

●	Continue the research and development of ContraPest and our other product candidates, including engaging in any necessary field studies;

●	Seek ongoing regulatory approvals for ContraPest and our other product candidates;

●	Scale up manufacturing processes and quantities to prepare for the commercialization of ContraPest and any other product candidates for which we receive regulatory approval;

●	Establish an infrastructure for the sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

●	Attempt to achieve market acceptance for our products;

●	Expand our research and development activities and advance the discovery and development programs for other product candidates;

●	Maintain, expand and protect our intellectual property portfolio; and

●	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2017	2016

Cash used in operating activities	$(5,636)	$(2,740)
Cash used in investing activities	(3,803)	(45)
Cash provided by financing activities	287	5,960
Net increase (decrease) in cash and cash equivalents	$(9,152)	$3,175

Operating Activities

During the six months ended June 30, 2017, operating activities used $5.6 million of cash, primarily resulting from our net loss of $7.0 million and by changes in our operating assets and liabilities of $0.6 million, partially offset by non-cash charges of $2.0 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2017 consisted primarily of a decrease in prepaid expenses of $145,000 and an increase in deferred rent of $13,000, offset by a net decrease in accrued expenses and accounts payable of $277,000, a net increase in inventories of $243,000, an increase in deposits of $217,000 and an increase of accounts receivable of $1,000. The net decrease in accrued expenses and accounts payable was primarily due to timing of expense occurrence and payables management, offset by our payment of the $1.0 million contract cancellation settlement accrual in January.

During the six months ended June 30, 2016, operating activities used $2.7 million of cash, primarily resulting from our net loss of $4.5 million, partially offset by non-cash charges of $2.0 million and by cash provided by changes in our operating assets and liabilities of $225,000. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we generated limited research grant and licensing revenue during the period. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2016 consisted primarily of a $93,000 decrease in deferred revenue related to our license agreement with Neogen and a $132,000 decrease in accrued expenses and accounts payable. The decrease in accrued expenses and accounts payable was due to increased payments as a result of the receipt of cash raised in financing activities.

Investing Activities

For the six months ended June 30, 2017, we used $3.8 million in investing activities consisting of $2.9 million of purchases in securities to be held to maturity and $863,000 in purchases of property and equipment.

For the six months ended June 30, 2016, we used $45,000 of cash in investing activities, consisting of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2017, net cash used by financing activities was $287,000 as a result of $389,000 of proceeds from the issuance notes payable offset by payments of $39,000 related to notes payable and notes payable related party and $63,000 in payments of capital lease obligations.

During the six months ended June 30, 2016, net cash provided by financing activities was $6.0 million as a result of $6.2 million of proceeds from the issuance of shares of common stock in May 2016, $436,000 of proceeds received from our issuance of notes payable, $896,000 of proceeds received from the issuance of Series B convertible preferred stock, and $410,000 of proceeds received from the exercise of stock options, all of which were partially offset by payments of $1.4 related to the notes, payable, notes payable related party and convertible notes payable, $10,000 of capital lease repayments and $444,000 of deferred offering cost payments.

Recent Developments

None

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

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”), Topic 605, Revenue Recognition. Accordingly, we recognize revenue from the commercial sale of products, licensing agreements and contracts to perform pilot studies when (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

We have generated revenue from a license agreement with a strategic partner pursuant to which we had granted to such partner the exclusive license in North America to manufacture, distribute and sell commercial control products based on our intellectual property, which includes ContraPest, for the later of 10 years or the expiration of the patent for ContraPest (if issued).

The license agreement was subsequently terminated on January 23, 2017.

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

Our licensing agreement also provided for a future fixed amount of contingent milestone payments and contingent sales-based royalties to be received upon the achievement of milestone events. We recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved and the milestone payments are due and collectible. A milestone is considered substantive when the consideration payable to us for such milestone has all of the following characteristics: (1) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; (2) the event can only be achieved based in whole or part on either our performance or a specific outcome resulting from our performance; and (3) if achieved, the event would result in additional payments being due to us. In making this assessment in the future, we will consider all facts and circumstances relevant to the arrangement, including whether any portion of the milestone consideration is related to future performance or deliverables. In addition, we will account for sales-based royalties as revenue upon achievement of certain sales milestones.

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

We recorded stock-based compensation expense of approximately $1.9 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards. If we had made different assumptions, our stock-based compensation expense, net loss and loss per share of common stock could have been significantly different. Our assumptions are as follows:

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. Our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore we estimate the expected term by using the simplified method, which calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

●	Expected volatility. Expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected dividend. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

●	Expected forfeitures. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period that the estimates are revised.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value of Our Common Stock

As noted above, we are required to estimate the fair value of the common stock underlying our stock-based awards when performing the fair value calculations using the Black-Scholes option-pricing model. Prior to our initial public offering in December 2016, in the absence of an active market for our common stock, we previously utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation , to estimate the fair value of our common stock.

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

	Three Months Ended June 30		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$90	$87	$184	$174
General and administrative	721	255	1,688	1,299
Total stock-based compensation expense	$811	$342	$1,872	$1,473

The intrinsic value of stock options outstanding as of June 30, 2017 is $5.9 million, of which $3.7 million and $2.2 million would have been related to stock options that were vested and unvested, respectively, at that date.

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

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (or Acting Principal Financial Officer, as the case may be), as appropriate, to allow timely decisions regarding required disclosure. Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

  Reference is made to our Current Report on Form 8-K dated and filed January 23, 2017 and Part II, Item 1 of our Quarterly Report on Form 10-Q for the three months ended March 31, 2017 filed on May 15, 2017.

Item 1A.	Risk Factors

Except as detailed below and disclosed in subsequently filed Quarterly Reports on Form 10-Q, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Depending on the commercial success of ContraPest, we may require additional capital to fund our operations. Failure to obtain this necessary capital if needed may force us to delay, limit, or terminate our product development efforts or other operations.

Developing product candidates, including conducting experiments and field studies, obtaining and maintaining regulatory approval and commercializing any products later approved for sale, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we advance our commercialization activities. Based upon our current operating plan, we expect that our cash and cash equivalents and highly liquid, short term investments of approximately $5.6 million as of June 30, 2017, in combination with anticipated revenue, will be sufficient to fund our current operations for the foreseeable future. However, we plan to substantially expand our operations, and as a result of many factors, some of which may be currently unknown to us, our expenses may be higher than expected. Securing additional financing may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, including ContraPest. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

●	Significantly delay, scale back or discontinue the development or commercialization of our product candidates, including ContraPest;

●	Seek strategic partners for the manufacturing, sales and distribution of ContraPest or any of our other product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; and
●	Relinquish, or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

The occurrence of any of the events described above would have a material adverse effect on our business, operating results and prospects and on our ability to develop our product candidates.

If securities or industry analysts, or other sources of information, do not publish research, or publish inaccurate or unfavorable research or other information about our business, our stock price and trading volume could decline.

The trading market for our common stock may depend on the research, reports and other information that securities or industry analysts, or other, third party sources of information, publish about us or our business. We do not have any control over these analysts or other, third party sources of information, and from time to time inaccurate or unfavorable research or other information about our business, financial condition, results of operations and stock ownership may be published. We cannot assure that analysts will cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline. If incorrect or misleading information is disseminated publicly by third parties about us, our stock price could decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

SENESTECH, INC.
(Registrant)

Dated: August 11, 2017	By:	/s/ Loretta P. Mayer, Ph.D.
Loretta P. Mayer, Ph.D.
Chair of the Board, Chief Executive Officer and
Chief Scientific Officer

Dated: August 11, 2017	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer

SENESTECH, INC.

INDEX TO EXHIBITS

Exhibit Number		Filed or Furnished Herewith	Incorporated by Reference
	Description		Form	Filing Date	Exhibit	File No.
3.1	Amended and Restated Certificate of Incorporation		S-1/A	10/20/2016	3.3	333-213736

3.2	Amended and Restated Bylaws		S-1	9/21/2016	3.5	333-213736

10.1	Employment Letter Agreement between SenesTech, Inc. and Andrew Altman dated May 23, 2017	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X