Form 10-K/A
period 2016-12-31
SenesTech, Inc.
filed 2017-11-06
CIK 1680378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if a smaller reporting company)	Emerging growth company ☒

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

The number of shares of common stock outstanding as of November 1, 2017: 10,389,497

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement that was delivered to shareholders in connection with the 2017 annual meeting of shareholders and filed with the Securities and Exchange Commission on April 20, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

SenesTech, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017 (the “2016 Annual Report”) solely to add a summary of a significant accounting policy to “Item 8. Financial Statements and Supplementary Data — Notes to the Financial Statements — Summary of Significant Accounting Policies” and to clarify a risk factor related to our internal control over financial reporting. The remainder of the Annual Report on Form 10-K is included for convenience only and, except for corresponding updates to the cover page, Part IV and signature page, reflects the contents of the 2016 Annual Report. This Amendment No. 1 has not been updated to reflect any events occurring after the filing of the 2016 Annual Report.

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

We have or are in the process of implementing measures designed further to improve our internal control over financial reporting, including how to remediate the control deficiencies that led to our previously identified material weaknesses, including:

●	the appointment of a Corporate Controller in May 2016;
●	the establishment of formalized accounting policies and procedures and internal controls; and
●	the implementation of manual and automated controls to support our overall control environment and the segregation of duties and procedures.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. As a result, we have not fully assessed our internal control over financial reporting and are unable to assure that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting, or to avoid potential future material weaknesses.

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

Recent Developments

We previously identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2015 which we have addressed and resolved the issues identified for the year ended December 31, 2015. See “Risk Factors —We have not fully assessed our internal control over financial reporting. We have previously identified and may in the future identify material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.” While we have not yet assessed our internal control over financial reporting, we are in the process of implementing measures designed to further improve our internal control over financial reporting, including how to remediate the control deficiencies that led to our previously identified material weaknesses, including:

●	the appointment of a Corporate Controller in May 2016;
●	the establishment of formalized accounting policies and procedures and internal controls; and
●	the implementation of manual and automated controls to support our overall control environment and the segregation of duties and procedures.

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

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is effective for reporting periods beginning after December 15, 2017. We plan to use the modified retrospective method of adoption and will adopt the standard as of January 1, 2018, the beginning of our next fiscal year. We have completed an initial evaluation of the potential impact from adopting the new standard, including a detailed review of performance obligations for all material revenue streams. Based on this initial evaluation, we do not expect adoption will have a material impact on our financial position, results of operations, or cash flows. Related disclosures will be expanded in line with the requirements of the standard. We will continue our evaluation until our adoption of the new standard.

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

Changes in Internal Control over Financial Reporting

We previously identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2015. See “Risk Factors — We have not fully assessed our internal control over financial reporting. We have previously identified and may in the future identify material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.” While we have not yet assessed our internal control over financial reporting, we are in the process of implementing measures designed to improve our internal control over financial reporting, including how to remediate the control deficiencies that led to our previously identified material weaknesses, including:

●	the appointment of a Corporate Controller in May 2016;
●	the establishment of formalized accounting policies and procedures and internal controls; and
●	the implementation of manual and automated controls to support our overall control environment and the segregation of duties and procedures.

Item 9B.	Other Information.

None.

43

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item regarding our directors and executive officers is set forth in Part I of this report under Item 1, “Business—Directors and Executive Officers of the Registrant” and was included in our definitive proxy statement for our 2017 annual meeting of shareholders filed with the SEC on April 20, 2017 under the captions “Director Nominees,” “Continuing Directors” and “Executive Officers” and is incorporated herein by this reference.

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

SENESTECH, INC.

Date: November 6, 2017	By:	/s/ Loretta P. Mayer, Ph.D.
Loretta P. Mayer
Chair of the Board, Chief Executive Officer and Chief Scientific Officer

Date: November 6, 2017	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer

46

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on November 6, 2017, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Loretta P. Mayer, Ph.D.
Loretta P. Mayer, Ph.D.	Chair of the Board, Chief Executive Officer and Chief Scientific Officer
(Principal Executive Officer)

/s/ Thomas C. Chesterman
Thomas C. Chesterman	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

*	President, Chief Research Officer and Director
Cheryl A. Dyer, Ph.D.

*	Vice-Chair of the Board
Grover Wickersham

*	Director
Marc Dumont

*	Director
Matthew K. Szot

*
Julia Williams, M.D.	Director

*By: /s/ Thomas C. Chesterman
Thomas C. Chesterman, as attorney in fact

47

SENESTECH, INC.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Description	Filed or Furnished Herewith	Form	Filing Date	Exhibit	File No.
3.1	Amended and Restated Certificate of Incorporation		S-1/A	10/20/2016	3.3	333-213736
3.2	Amended and Restated Bylaws		S-1	9/21/2016	3.5	333-213736
10.1(1)	SenesTech, Inc. 2008 – 2009 Non-Qualified Stock Option Plan and form of agreement thereunder		S-1	9/21/2016	10.1	333-213736
10.2(1)	SenesTech, Inc. 2015 Equity Incentive Plan and forms of agreement thereunder		S-1	9/21/2016	10.2	333-213736
10.3(1)	Form of Restricted Stock Unit Agreement		8-K	12/21/2016	4.1	001-37941
10.4(1)	Form of Indemnification Agreement		S-1	9/21/2016	10.2	333-213736
10.5(1)	Employment Letter Agreement by and between the Registrant and Loretta P. Mayer, Ph.D. dated June 30, 2016		S-1	9/21/2016	10.7	333-213736
10.6(1)	Employment Letter Agreement by and between the Registrant and Cheryl A. Dyer, Ph.D. dated June 30, 2016		S-1	9/21/2016	10.8	333-213736
10.7(1)	Employment Offer Letter by and between the Registrant and Thomas Chesterman dated November 20, 2015.		S-1	9/21/2016	10.9	333-213736
10.8	Lease by and between the Registrant and Caden Court, LLC, dated as of December 20, 2011 and amendments thereto dated December 6, 2013 and February 27, 2014.		S-1	9/21/2016	10.5	333-213736
10.9(2)	Agency Agreement by and between the Registrant, Inmet S.A. and Bioceres, Inc. dated January 21, 2016.		S-1	9/21/2016	10.10	333-213736
10.10(2)	Services Agreement by and between the Registrant, Inmet S.A. and Bioceres, Inc. dated January 21, 2016.		S-1	9/21/2016	10.11	333-213736
10.11(2)	Marketing, Sales and Distribution Agreement by and between the Registrant and NeoVenta Solutions, Inc. dated September 26, 2015.		S-1	9/21/2016	10.13	333-213736
10.12	Settlement Agreement and Release dated January 23, 2017 by and between Neogen Corporation and the Registrant.		8-K	1/23/2017	1.1	001-37941
21.1	Subsidiaries of the Registrant		10-K	3/31/2017	21.1	001-37941
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

(1)	Indicates a management contract or compensatory plan or arrangement.
(2)	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.