Form 10-Q/A
period 2017-03-31
SenesTech, Inc.
filed 2017-11-06
CIK 1680378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares of common stock outstanding as of November 1, 2017: 10,389,497

EXPLANATORY NOTE

SenesTech, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on May 15, 2017 (the “Q1 Quarterly Report”) solely to add a summary of a significant accounting policy to “Item 1. Financial Statements — Notes to Condensed Financial Statements —Note 2. Summary of Significant Accounting Policies.” The remainder of the Quarterly Report on Form 10-Q is included for convenience only and, except for corresponding updates to the cover page, exhibit index, signature page, and references to the amended Annual Report on Form 10-K, reflects the contents of the Q1 Quarterly Report. This Amendment No. 1 has not been updated to reflect any events occurring after the filing of the Q1 Quarterly Report.

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2017, the Company’s operating results for the three months ended March 31, 2017 and 2016, and the Company’s cash flows for the three months ended March 31, 2017 and 2016. The accompanying financial information as of December 31, 2016 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as amended. All amounts shown in these financial statements are in thousands, except percentages and per share and share amounts.

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

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to SenesTech, Inc., a Delaware corporation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- loking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, as amended, entitled “Risk Factors,” and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

In particular, we expect to incur substantial and increased expenses as we:

●	Continue the research and development of ContraPest and our other product candidates, including engaging in any necessary field studies;

●	Seek regulatory approvals for ContraPest and our other product candidates;

●	Scale up manufacturing processes and quantities to prepare for the commercialization of ContraPest and any other product candidates for which we receive regulatory approval;

●	Establish an infrastructure for the sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

●	Attempt to achieve market acceptance for, and generate sales of, our products;

●	Expand our research and development activities and advance the discovery and development programs for other product candidates;

●	Maintain, expand and protect our intellectual property portfolio; and

●	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2017	2016

Cash used in operating activities	$(3,374)	$(867)
Cash used in investing activities	(3,087)	(7)
Cash (used in) provided by financing activities	(2)	984
Net increase (decrease) in cash and cash equivalents	$(6,463)	$110

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

We previously identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2015 which we have addressed and resolved. See “Risk Factors —We have not fully assessed our internal control over financial reporting. We have previously identified and may in the future identify material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock” in our Annual Report on Form 10-K for the year ended December 31, 2016 initially filed on March 31, 2017, as amended on November 3, 2017. We are in the process of implementing measures designed to further improve our internal control over financial reporting, including how to remediate the control deficiencies that led to our previously identified material weaknesses, including:

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

Except as detailed below, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended.

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

●	During the three months ended March 31, 2017, we issued an aggregate of 3,750 shares of common stock to a consultant for services, valued at $31.
●	In April 2017, we issued 667 shares of common stock to a consultant in settlement of fees due as of December 31, 2016.

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

SENESTECH, INC. (Registrant)

Dated: November 6, 2017	By:	/s/ Loretta P. Mayer, Ph.D.
Loretta P. Mayer, Ph.D.
Chair of the Board, Chief Executive Officer and Chief Scientific Officer

Dated: November 6, 2017	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer

SENESTECH, INC.

INDEX TO EXHIBITS

Exhibit		Filed or Furnished		Incorporated by Reference
Number	Description	Herewith	Form	Filing Date	Exhibit	File No.

3.1	Amended and Restated Certificate of Incorporation		S-1/A	10/20/2016	3.3	333-213736

3.2	Amended and Restated Bylaws		S-1	9/21/2016	3.5	333-213736

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document		10-Q	5/15/2017	101.INS	001-37941

101.SCH	XBRL Taxonomy Extension Schema		10-Q	5/15/2017	101.SCH	001-37941

101.CAL	XBRL Taxonomy Extension Calculation Linkbase		10-Q	5/15/2017	101.CAL	001-37941

101.DEF	XBRL Taxonomy Extension Definition Linkbase		10-Q	5/15/2017	101.DEF	001-37941

101.LAB	XBRL Taxonomy Extension Label Linkbase		10-Q	5/15/2017	101.LAB	001-37941

101.PRE	XBRL Taxonomy Extension Presentation Linkbase		10-Q	5/15/2017	101.PRE	001-37941

