Form 10-Q/A
period 2017-06-30
SenesTech, Inc.
filed 2017-11-07
CIK 1680378

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

The number of shares of common stock outstanding as of November 1, 2017: 10,389,497

EXPLANATORY NOTE

SenesTech, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission (“SEC”) on August 14, 2017 (the “Q2 Quarterly Report”) solely to add a summary of a significant accounting policy to “Item 1. Financial Statements — Notes to Condensed Financial Statements —Note 2. Summary of Significant Accounting Policies.” The remainder of the Quarterly Report on Form 10-Q is included for convenience only and, except for corresponding updates to the cover page, exhibit index, signature page, and references to the amended Annual Report on Form 10-K, reflects the contents of the Q2 Quarterly Report. This Amendment No. 1 has not been updated to reflect any events occurring after the filing of the Q2 Quarterly Report.

SENESTECH, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2017

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

  Reference is made to our Current Report on Form 8-K dated and filed January 23, 2017 and Part II, Item 1 of our Quarterly Report on Form 10-Q for the three months ended March 31, 2017 filed on May 15, 2017, as amended on November 6, 2017.

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
Thomas C. Chesterman
Chief Financial Officer and Treasurer

SENESTECH, INC.

INDEX TO EXHIBITS

Exhibit Number		Filed or Furnished Herewith	Incorporated by Reference
	Description		Form	Filing Date	Exhibit	File No.
3.1	Amended and Restated Certificate of Incorporation		S-1/A	10/20/2016	3.3	333-213736

3.2	Amended and Restated Bylaws		S-1	9/21/2016	3.5	333-213736

10.1	Employment Letter Agreement between SenesTech, Inc. and Andrew Altman dated May 23, 2017		10-Q	8/14/2017	10.1	001-37941

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	10-Q	8/14/2017	101.INS	001-37941

101.SCH	XBRL Taxonomy Extension Schema	10-Q	8/14/2017	101.SCH	001-37941

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-Q	8/14/2017	101.CAL	001-37941

101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-Q	8/14/2017	101.DEF	001-37941

101.LAB	XBRL Taxonomy Extension Label Linkbase	10-Q	8/14/2017	101.LAB	001-37941

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-Q	8/14/2017	101.PRE	001-37941