Form 10-Q
period 2017-09-30
SenesTech, Inc.
filed 2017-11-08
CIK 1680378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The number of shares of common stock outstanding as of November 7, 2017: 10,389,497

SENESTECH, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

SENESTECH, INC.
CONDENSED BALANCE SHEETS
(In thousands, except shares and per share data)

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)

Current assets:
Cash	$699	$11,826
Investment in securities held to maturity	2,949	—
Accounts receivable	7	10
Prepaid expenses	172	337
Inventory	394	57
Deposits	17	9
Total current assets	4,238	12,239

Property and equipment, net	1,559	631
Total assets	$5,797	$12,870

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$174	$45
Accounts payable	175	351
Accrued contract cancellation settlement	—	1,000
Accrued expenses	1,074	371
Notes payable, related parties	18	30
Total current liabilities	1,441	1,797

Notes payable, related parties	—	6
Long-term debt, net	637	138
Common stock warrant liability	4	69
Deferred rent	45	33
Total liabilities	2,127	2,043

Commitments and contingencies (See note 15)	—	—

Stockholders’ equity:

Common stock, $0.001 par value, 100,000,000 shares authorized, 10,363,189 and 10,157,292 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	10	10
Additional paid-in capital	74,946	72,069
Stock subscribed, but not issued, consisting of -0- and 4,750 shares at September 30, 2017 and December 31, 2016, respectively	—	59
Accumulated deficit	(71,286)	(61,311)
Total stockholders’ equity	3,670	10,827

Total liabilities and stockholders’ equity	$5,797	$12,870

See accompanying notes to financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
License revenue	$—	$131	$—	$261
Product Sales	17	—	34	—
Total revenue	17	131	34	261
Cost of goods sold	11	—	27	—
Gross profit	6	131	7	261

Operating expenses:
Research and development	721	829	2,517	1,964
General and administrative	2,235	1,932	7,506	5,259
Total operating expenses	2,956	2,761	10,023	7,223

Net operating loss	(2,950)	(2,630)	(10,016)	(6,962)

Other income (expense):
Interest income	9	—	20	—
Interest expense	(33)	(6)	(54)	(49)
Interest expense, related parties	—	(9)	(1)	(43)
Loss on extinguishment of unsecured promissory note	—	(59)	—	(171)
Other income (expense)	37	—	76	51
Total other income (expense)	13	(74)	41	(212)

Net loss	(2,937)	(2,704)	(9,975)	(7,174)

Series A convertible preferred stock dividends	—	(30)	—	(90)

Net loss and comprehensive loss	$(2,937)	$(2,734)	$(9,975)	$(7,264)

Weighted average common shares outstanding - basic and fully diluted	10,334,211	7,306,234	10,234,211	5,774,738

Net loss per common share - basic and fully diluted	$(0.28)	$(0.37)	$(0.97)	$(1.26)

See accompanying notes to financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,975)	$(7,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held to maturity	(20)	—
Amortization of discounts on investments held to maturity	11	—
Depreciation and amortization	273	143
Stock-based compensation	2,818	2,406
Non-cash charge for settlement of dispute	—	300
Amortization of debt discount	—	27
Gain on remeasurement of common stock warrant liability	(65)	(51)
Loss on extinguishment of unsecured promissory note	—	171
(Increase) decrease in current assets:
Accounts receivable	3	(4)
Prepaid expenses	165	(17)
Inventory	(337)	—
Deposits	(8)	—
Increase (decrease) in current liabilities:
Accounts payable	(176)	77
Accrued contract cancellation settlement	(1,000)	—
Accrued expenses	703	61
Deferred rent	12	(4)
Deferred revenues	—	(175)
Net cash used in operating activities	(7,596)	(4,240)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities held to maturity	(2,940)	—
Purchase of property and equipment	(885)	(54)
Net cash used in investing activities	(3,825)	(54)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of series B convertible preferred stock	—	896
Proceeds from the issuance of common stock	—	6,199
Proceeds from the issuance of convertible notes payable	—	326
Repayments of convertible notes payable	—	(810)
Proceeds from the issuance of notes payable	437	—
Repayments of notes payable	(48)	(24)
Repayments of notes payable, related parties	(18)	(721)
Repayments of capital lease obligations	(77)	(16)
Payment of deferred offering costs	—	(801)
Proceeds from exercise of stock options and warrants	—	449
Net cash provided by financing activities	294	5,498

NET CHANGE IN CASH	(11,127)	1,204
CASH AT BEGINNING OF PERIOD	11,826	141
CASH AT END OF PERIOD	$699	$1,345

SUPPLEMENTAL INFORMATION:
Interest paid	$55	$23
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of equipment under capital lease obligations	$316	$157
Original issue discount	$—	$147
Debt discount on convertible notes	$—	$9
Related party convertible note extinguished for settlement payable	$—	$404
Contributed capital, debt forgiveness by related parties	$—	$2,003
Issuance of series B convertible preferred stock in connection with conversion of convertible notes and	$—	$16
Issuance of shares of common stock upon conversion of Series B convertible preferred stock	$—	$260
Dividends	$—	$90

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

The Company has developed proprietary technology for managing animal pest populations through fertility control. The Company believes that its innovative non-lethal approach, targeting reproduction, is more humane, less harmful to the environment, and more effective in providing a sustainable solution to pest infestations than traditional lethal pest management methods. Its first fertility control product candidate, ContraPest, is marketed for use in controlling the rat population. The innovative compound is consumed by rats and leaves them non-reproductive without other observable side effects. The U.S. Environmental Protection Agency (“EPA”) granted registration approval for ContraPest effective August 2, 2016. The Company plans to continue to commercialize and distribute ContraPest by leveraging new and existing third-party relationships with manufacturing, marketing and distribution partners in the U.S. and internationally.

Potential Need for Additional Capital

In the course of its research and development activities, the Company has sustained operating losses since its inception and expects such losses to continue for the near future. The Company’s ultimate success depends upon the outcome of a combination of factors, including: (i) the success of its research and development; (ii) ongoing regulatory approval and commercialization of ContraPest and its other product candidates; (iii) market acceptance and commercial viability and profitability of ContraPest and other products if the Company obtains the necessary regulatory approvals; (iv) the ability to market its products and establish an effective sales force and marketing infrastructure to generate significant revenue; (v) the ability to retain and attract key personnel to develop, operate and grow its business; and (vi) the timely and successful completion of additional financing. The Company has funded its operations to date through the sale of convertible preferred stock and common stock, including an initial public offering of 1,875,000 shares of its common stock on December 8, 2016, debt financing, consisting primarily of convertible notes and, to a lesser extent, payments received in connection with research grants and licensing fees. As of September 30, 2017, the Company had cash and cash equivalents and highly liquid investments of $3,648. However, the Company is likely to require additional capital in order to fund its operating losses and research and development activities by issuing additional debt and equity instruments until such time as the Company is profitable. If such equity or debt financing is not available at adequate levels, the Company will need to reevaluate its plans.

All amounts shown in these financial statements are in thousands, except percentages and per share and share amounts. Per share and share amounts reflect post-reverse split values.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2017, the Company’s operating results for the three and nine months ended September 30, 2017 and 2016, and the Company’s cash flows for the nine months ended September 30, 2017 and 2016. The accompanying financial information as of December 31, 2016 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016.

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

Deferred Offering Costs

Deferred offering costs consisted primarily of legal, accounting and other direct and incremental fees and costs related to the Company’s initial public offering on December 8, 2016. Deferred offering costs of $2,234 were offset against the proceeds received from the initial public offering in December 2016.There were no deferred offering costs at September 30, 2017.

Cash and Cash Equivalents

The Company considers money market fund investments to be cash equivalents. The Company had cash equivalents of $70 and $-0- at September 30, 2017 and December 31, 2016, respectively, included in cash as reported.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $3 and $-0- as of September 30, 2017 and December 31, 2016, respectively.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials and finished goods. As of September 30, 2017 and December 31, 2016, the Company had inventories of $394 and $57, respectively.

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

Revenue Recognition

The Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies when (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

The Company has generated revenue from a license agreement with a strategic partner, pursuant to which the Company had granted to such partner the exclusive right to manufacture and distribute its product, ContraPest, once the required regulatory approvals were received. This licensing agreement was subsequently terminated on January 23, 2017. The terms of the licensing agreement contained multiple elements or deliverables, as discussed below. Management evaluates whether the arrangement involving the multiple deliverables contains more than one unit of accounting. To determine the units of accounting under a multiple-element arrangement, management evaluates certain separation criteria, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances of the arrangement.

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

For the nine months ended September 30, 2017, the Company generated net revenues of $34.

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

The stock-based compensation expense recorded for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Research and development	$85	$135	$269	$309
General and administrative	861	798	2,549	2,097
Total stock-based compensation expense	$946	$933	$2,818	$2,406

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

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, the Series A convertible preferred stock (prior to its conversion into common stock), Series B convertible preferred stock (prior to its conversion into common stock), convertible promissory notes (prior to their conversion), common stock purchase warrants, and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the three and nine months ended September 30, 2017 and 2016. Therefore, basic and diluted loss per share attributable to common stockholders was the same for all periods presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	September 30,
	2017	2016
Series A convertible preferred stock	—	400,000
Series B convertible preferred stock	—	483,609
Common stock purchase warrants	829,285	750,185
Restricted stock units	344,982	—
Common stock options	1,558,800	1,321,300
Total	2,733,067	2,955,094

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

In May 2017, the FASB issued Accounting Standard Update (“ASU”) No. 2017-9, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU2017-9”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per ASU 2017-9, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-9. ASU 2017-9 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-9 is not expected to have a material impact on the Company’s financial statements or related disclosures.

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

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of September 30, 2017 or December 31, 2016 and as such, no interest or penalties were recorded in income tax expense.

In August 2014, the FASB issued ASU No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This standard requires management to perform an evaluation in each interim and annual reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued. If such conditions or events exist, ASU 2014-14 also requires certain disclosures of management’s plans and evaluation, as well as the plans, if any, that are intended to mitigate those conditions or events that will alleviate the substantial doubt. ASU No. 2014- 15 is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption was permitted for annual or interim reporting periods for which the financial statements have not been previously issued. ASU 2014-15 was adopted by the Company and did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is effective for reporting periods beginning after December 15, 2017. We plan to use the modified retrospective method of adoption and will adopt the standard as of January 1, 2018, the beginning of our next fiscal year.. We have completed an initial evaluation of the potential impact from adopting the new standard, including a detailed review of performance obligations for all material revenue streams. Based on this initial evaluation, we do not expect adoption will have a material impact on our financial position, results of operations, or cash flows. Related disclosures will be expanded in line with the requirements of the standard. We will continue our evaluation until our adoption of the new standard.

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

(In thousands, except share and per share data)

Note 3 - Fair Value Measurements – (continued)

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$70	$—	$—	$70
Corporate fixed income debt securities	—	2,949	—	2,949
Total	$70	$2,949	$—	$3,019
Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$4	$4
Total	$—	$—	$4	$4

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
None	$—	$—	$—	$—

Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$69	$69
Total	$—	$—	$69	$69

(1) The change in the fair value of the common stock warrant and convertible notes payable for the three and nine months ended September 30, 2017 was recorded as a decrease to other income (expense) and interest expense of $30 and $69, respectively, in the statements of operations and comprehensive loss.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 - Investment in Securities Held to Maturity

As of September 30, 2017, investment in securities held to maturity primarily consisted of corporate fixed income securities and commercial paper. The Company did not have investments prior to the first quarter of 2017. The Company classifies all investments as held to maturity as these investments are short term, highly liquid investments which we intend to hold to maturity. Held to maturity securities are recorded at cost and gains and losses are only recognized as the sale or redemption of the securities is realized. Realized gains and losses are included in non-operating other income (expense) on the condensed statement of operations and are derived using the specific identification method for determining the cost of the securities sold. During the three and nine months ended September 30, 2017, the Company had a minimal amount of net realized gain (loss) on investments recorded. Interest and dividends on investments held to maturity are included in interest and other income, net, in the condensed statements of operations.

The following is a summary of held to maturity securities at September 30, 2017:

		September 30, 2017
	Contractual Maturity (in months)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds		$—	$—	$—	$—
Corporate fixed income securities	Less than 12 months	2,746	3	—	2,749
Commercial paper	Less than 12 months	200	—	—	200
Total investments		$2,946	$3	$—	$2,949

Note 5 - Prepaid Expenses

Prepaid expenses consist of the following:

	September 30, 2017	December 31, 2016
Director compensation	$—	$215
Director, officer and other insurance	95	70
Legal retainer	25	25
Rent	17	17
Inventory Purchase Deposits	20	—
Engineering, software licenses and other	15	10
Total prepaid expenses	$172	$337

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6 - Property and Equipment

Property and equipment, net consist of the following:

	Useful Life	September 30, 2017	December 31, 2016
Research and development equipment	5 years	$1,335	$989
Office and computer equipment	3 years	672	235
Furniture and fixtures	7 years	34	17
Autos/Trucks	5 years	306	—
Leasehold improvements	*	283	189
		2,630	1,430
Less accumulated depreciation and amortization		1,071	799
Total		$1,559	$631

* Shorter of lease term or estimated useful life

Depreciation and amortization expense was approximately $118 and $49 for the three months ended September 30, 2017 and 2016, respectively, and $272 and $143 for the nine months ended September 30, 2017 and 2016, respectively.

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2017	December 31, 2016
Compensation and related benefits	$705	$82
Accrued litigation	269	286
Research project agreement	100	—
Other	—	3
Total accrued expenses	$1,074	$371

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Borrowings

A summary of the Company’s borrowings, including capital lease obligations, is as follows:

	September 30, 2017	December 31, 2016
Short-term debt:
Current portion of long-term debt	174	45
Total short-term debt	$174	$45
Long-term debt:
Capital lease obligations	$290	$51
Other unsecured promissory notes	521	132
Total	811	183
Less: current portion of long-term debt	(174)	(45)
Total long-term debt	$637	$138

Capital Lease Obligations

Capital lease obligations are for computer and lab equipment leased through Great American, Thermo Fisher, Navitas and ENGS. These capital leases expire at various dates through June 2022. Also included in the table above are three notes payable to Direct Capital and one to M2 Financing for the financing of fixed assets.

Note 10 - Notes Payable, Related Parties

A summary of the Company’s notes payable, related parties is as follows:

	September 30, 2017	December 31, 2016
Unsecured promissory note, interest rate of 4.25% and 8% per annum	$18	$36
Less: current portion of notes payable, related parties	18	30
Total notes payable, long-term, related parties	$—	$6

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

Amounts outstanding on these obligations were $18 and $36 at September 30, 2017 and December 31, 2016, respectively.

Interest expense on the notes payable, related parties, was $-0- and $1 for the three months and nine months ended September 30, 2017 and $56 for the year ended December 31, 2016 respectively.

TECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of September 30, 2017 as follows:

	Number
	of	Date		Exercise
Common Stock Warrants	Warrants	Issued	Term	Price
Outstanding at December 31, 2015	610,487
Initial Public Offering Underwriter	187,500	December 2016	5 years	$9.60
Marketing and Development Services	100,000	February 2016	5 years(1)	$7.50
Other Advisory Services	40,000	August 2016	3 years(1)	$7.50
Promissory Notes	9,031	March 2016	3 years(1)	$7.50
Warrants issued	336,531
Warrants exercised	(117,733)
Outstanding at December 31, 2016	829,285
Warrants issued	—
Warrants exercised	—
Outstanding at September 30, 2017	829,285

(1)	The warrants also terminate, if not exercised by the earlier of (i) December 13, 2018, or the second anniversary of the closing of an initial public offering of common stock; or (ii) a liquidation, dissolution or winding up of the Company.

Promissory Notes; Common Stock Warrants

In conjunction with the issuance by the Company of certain promissory notes, the Company issued detachable common stock warrants (“Warrants”) to purchase an aggregate 270,400 shares of common stock, with an exercise price of $7.50 per share. The Warrants were exercisable until the earlier of (i) 5 years from the date of grant; (ii) December 13, 2018, or the second anniversary of the closing of our initial public offering; and (iii) the closing of liquidation, dissolution or winding up of the Company.

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

Common Stock Warrant Issued for Marketing and Development Services

In February 2016, the Company issued to a stockholder a warrant to purchase 100,000 shares of common stock at an exercise price of $7.50 per share as consideration for providing marketing and development services in Southeast Asia. The warrant was fully vested and exercisable on the date of grant. The common stock warrant has the similar features as the Warrants discussed above, except it is exercisable until the earlier of (i) five years from the date of grant; (ii) December 13, 2018, or the second anniversary of the closing of our initial public offering of common stock; and (iii) the closing of a liquidation, dissolution or winding up of the Company. The Company estimated the fair value of the common stock warrant to be $431 on the date of grant using a Black- Scholes option pricing model based on the following significant inputs: common stock price of $7.57; comparable company volatility of 77.8%; remaining term 3.75 years; dividend yield of 0% and risk-free rate of 2.09%. The Company recorded the fair value of the warrant as stock-based compensation expense within general and administrative expense on the date of grant.

March 2016 Promissory Notes Common Stock Warrants

In March 2016, the Company issued certain unsecured notes with common stock warrants to purchase an aggregate of 9,032 shares of common stock at an exercise price of $7.50 per share. The common stock warrants are exercisable until the earlier of (i) three years from the date of grant; (ii) December 13, 2018, or the second anniversary of the closing of our initial public offering of common stock; and (iii) the closing of a liquidation, dissolution or winding up of the Company. The Company estimated the fair value of the common stock warrants on the date of grant using a Monte Carlo pricing model based on the following significant inputs: common stock price of $7.575; comparable company volatility 79.6%; and risk-free rate of 1.49%.

August 2016 Other Advisory Services

On August 16, 2016, the Company issued to each of two advisors warrants to purchase 20,000 shares of common stock at an exercise price of $7.50 per share as consideration for providing advisory services to the Company. The warrants were fully vested and exercisable on the date of grant until the earlier of (i) three years from the date of grant; (ii) December 13, 2018, or the second anniversary of the closing of our initial public offering of common stock; and (iii) the closing of a liquidation, dissolution or winding up of the Company. The Company recorded the fair value of the warrants as stock-based compensation expense within general and administrative expense on the date of grant.

Common Stock Warrant Issued to Initial Public Offering Underwriter

In December 2016, the Company issued to the underwriter of its IPO a warrant to purchase 187,500 shares of common stock at an exercise price of $9.60 per share as consideration for providing services in connection with the Company’s initial public offering. The warrant was fully vested and exercisable on the date of grant. The common stock warrant is exercisable until five years from the date of grant. The Company estimated the fair value of the common stock warrant to be $939 on the date of grant using a Black- Scholes option pricing model based on the following significant inputs: common stock price of $8.00; comparable company volatility of 82.1%; remaining term 5 years; dividend yield of 0% and risk-free rate of 1.92%.

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

The estimated fair value of the derivative warrant liability was $4 at September 30, 2017. As this derivative warrant liability is revalued at the end of each reporting period, the fair values as determined at the date of grant and subsequent periods were based on the following significant inputs using a Monte Carlo option pricing model: common stock price of $7.91; comparable company volatility of 77.7% of the underlying common stock; risk-free rates of 1.93%; and dividend yield of 0%; including the probability assessment of a terminating change event occurring. The change in fair value of the derivative warrant liability was $65 for the nine months ended September 30, 2017 and was recorded in other income (expense) in the accompanying statements of operations and comprehensive loss.

July 2015 Consulting Agreement Common Stock Warrant

In July 2015, the Company issued a common stock warrant to purchase 121,227 shares of common stock, with an exercise price of $7.50 per share, as consideration for services under a consulting arrangement. The warrant was fully vested and exercisable on the date of grant. This common stock warrant has the similar features as the Warrants described above, except it is exercisable until the earlier of (i) ten years from the date of grant; (ii) December 13, 2018, the second anniversary of the closing of our initial public offering of common stock; and (iii) the closing of a liquidation, dissolution or winding up of the Company. The estimated the fair value of the common stock warrant on the date of grant was $537 as determined by using a Black-Scholes option pricing model based on the following significant inputs: common stock price of $7.575; comparable company volatility of 60.9%; expected term of 6.25 years; risk-free rate of 2.09%; and dividend yield of 0%. The Company recorded the fair value of the warrant as stock-based compensation expense within general and administrative expense in the accompanying statements of operations and comprehensive loss in 2015.

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

Note 12 - Stockholders’ Deficit

Common Stock

The Company had 10,363,189 and 10,157,292 shares of common stock issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017, the Company issued an aggregate of 205,897 shares of common stock as follows: 48,240 shares to consultants for services, valued at $137, to settle previous claims; 14,014 shares for the cashless exercise of vested stock options; and 143,643 shares for net settlement of restricted stock units that vested during the period.

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

Note 13 - Stock-based Compensation

Effective December 2008, the Company established the 2008 – 2009 Non-Qualified Stock Option Plan (the “2008 – 2009 Plan”) under which no stock options remain outstanding at September 30, 2017. The stock-based awards were issued with a price not less than $15.00 per share or 100% of the fair value of a share of common stock on the date of grant. After July 2015, no further awards were granted under the 2008 – 2009 Plan.

Effective July 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), which permits the issuance of up to 2,000,000 shares reserved for the grant of stock options, stock appreciation rights, restricted stock units and other stock-based awards for employees, directors or consultants of the Company. The Board of Directors and the Company’s stockholders approved an additional 1,000,000 shares of common stock for issuance under the 2015 Plan. The stock-based awards are generally issued with a price equal to no less than fair value at the date of grant. Options granted under the 2015 Plan generally vest immediately, or ratably over a two- to 36-month period coinciding with their respective service periods; however, participants may exercise their options prior to vesting as provided by the 2015 Plan. Unvested shares issued for option exercised early may be subject to a repurchase by the Company if the participant terminates at the original exercise price. Options under the 2015 Plan generally have a contractual term of five or ten years. Certain stock option awards provide for accelerated vesting upon a change in control. As of September 30, 2017, the Company had 779,095 shares of common stock available for issuance under the 2015 Plan.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 13 - Stock-based Compensation - (continued)

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the nine months ended September 30, 2017, were as follows:

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

The table summarizes the stock option activity, for both plans, for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2016	1,477,300	1.61	5.8	$9,662
Granted	161,500	$8.04	5.0	$—
Exercised	(15,000)	$0.50	—	—
Forfeited	—	$—	—	—
Expired	(65,000)	$10.22	—	—
Outstanding at September 30, 2017	1,558,800	1.73	5.1	$183
Exercisable at September 30, 2017	1,263,599	$1.08	4.8	$968

(1)	The aggregate intrinsic value on the table was calculated based on the difference between the estimated fair value of the Company’s stock and the exercise price of the underlying option. The estimated stock values used in the calculation was $1.85 and $8.15 per share at September 30, 2017 and December 31, 2016, respectively.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 13 - Stock-based Compensation – (continued)

The stock-based compensation expense was recorded as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$85	135	$269	$309
General and administrative	861	798	2,549	2,097
Total stock-based compensation expense	$946	933	$2,818	$2,406

The allocation between research and development and general and administrative expense was based on the department and services performed by the employee or non-employee.

At September 30, 2017, the total compensation cost related to non-vested options not yet recognized was $1,942, which will be recognized over a weighted average period of four years, assuming the employees complete their service period required for vesting.

Effective December 2008, the Company established the 2008-2009 Plan under which no stock options remain outstanding at September 30, 2017. The stock-based awards were issued with a price not less than $15.00 per share or 100% of the fair value of a share of common stock on the date of grant. After July 2015, no further awards were granted under the 2008 – 2009 Plan.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2017:

	Number of Units		Weighted Average Grant-Date Fair Value Per Units
Outstanding as of December 31, 2016	455,430		$0.76
Granted	117,885	(1)	$6.95
Vested	(228,333)		$2.00
Forfeited	—		$—
Outstanding as of September 30, 2017	344,982	(2)	$2.05

(1)	40,000 restricted stock units were granted on March 27, 2017 with a weighted average grant date fair value of $8.35, 17,885 restricted stock units were granted on May 19, 2017 with a weighted average grant date fair value of $6.99 and 60,000 restricted stock units were granted on June 19, 2017 with a weighted average grant date fair value of $6.00.

(2)	At September 30, 2017, the total compensation cost related to non-vested restricted stock units not yet recognized was $1,075, which will be recognized over a weighted average period of 1.3 years, assuming the recipients complete their service period required for vesting.

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

For the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company recognized revenue of $0 and $186, respectively, under the License Agreement.

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

At September 30, 2017, the Company had accrued expenses of $100 due to Bioceres as detailed in the table or accrued expenses in Note 7

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

Lease Commitments

Rent expense was $246 and $234 for the nine months ended and year ended September 30, 2017 and December 31, 2016, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum capital lease payments as of September 30, 2017 are follows:

	Capital Leases	Operating Lease
Years Ending December 31,
2017	$25	$63
2018	96	258
2019	88	221
2020	67	—
2021	84	—
Total minimum lease payments	$360	$542

Capital Leases
Less: amounts representing interest (ranging from 7.25% to 11.56%)	$75

Present value of minimum lease payments	285

Less: current installments under capital lease obligations	70

Total long-term portion	$215

Note 16 - Subsequent Events

In October of 2017, the Company issued 26,308 shares of its common stock to two executives of the Company in net settlement of restricted stock units that vested on September 30, 2017 but were not issued until October 2, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to SenesTech, Inc., a Delaware corporation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, notes to our condensed consolidated financial statements and elsewhere in this Quarterly Report on Form 10-Q are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. Specific examples of forward-looking statements include those concerning the sufficiency of our cash and future revenue to fund operations, our expectations as to expenses, future revenue and the commercialization of our products, our research and development plans and initiatives and the development of our products. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2016 entitled “Risk Factors,” and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

All amounts shown in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are full amounts (and are not shown in thousands).

Overview

Since our inception in 2004, we have devoted substantially all of our resources to organizing and staffing our company, conducting research and development activities for our product candidates, business planning, raising capital and acquiring and developing product and technology rights. Until August 2016, we did not have any products approved for sale, and we have not generated any significant revenue from product sales to date. We have funded our operations to date with proceeds from the sale of common stock and preferred stock, the issuance of convertible and other promissory notes and, to a lesser extent, payments received in connection with research grants and licensing fees. Through September 30, 2017, we had received net proceeds of $49.2 million from our sales of common stock, preferred stock and issuance of convertible and other promissory notes and an aggregate of $1.6 million from research grants and licensing fees.

We have incurred significant operating losses since our inception. Our net losses were $2.9 million, $10.0 million and $11.0 million for the three and nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $71.3 million. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

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

As a result, a significant portion of our operating expenses includes stock-based compensation expense. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy. Specifically, our stock-based compensation expense for each of the nine months ended September 30, 2017 and September 30, 2016 was $2.8 million and $2.4 million, respectively, which represented 28.1% and 33.0%, respectively, of our total operating expenses for those periods.

Components of our Results of Operations

Revenue

To date, we have generated $34,000, from product sales, and we expect to generate increased revenue from the sale of products or royalties in the fourth quarter of 2017. Except for the minimal product sales noted above, all our revenue to date has been derived from payments received in connection with research grants and licensing fees received as a result of our execution of the former license agreement with Neogen.

We recognized product sales revenue of $17,000 and $-0- for the three months ended September 30, 2017 and 2016, respectively, and $34,000 and $-0- and for the nine months ended September 30, 2017 and 2016, respectively. In addition, for the nine months ended September 30, 2016, we recognized revenue of $139,000 under our former license agreement with Neogen and $122,000 under NIH grants. We do not anticipate additional grant revenue under the NIH grants or additional revenue from our former license agreement with Neogen.

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

Interest Expense. Interest expense in 2017 consists primarily of interest accrued on our lease and note commitments. Interest expense in 2016 consisted primarily of interest on $2.9 million in convertible and other promissory notes we issued during 2014, 2015 and 2016, most of which was converted or redeemed by December 31, 2016.

Other Income (Expense), Net. Other income (expense), net; consists primarily of net losses on extinguishment of convertible and non-convertible, secured and unsecured promissory notes.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2016, we had federal net operating loss carryforwards of $34.0 million which begin to expire in 2021 and state net operating loss carryforwards of $27.8 million which began to expire in 2016, unless utilized.

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three and nine months ended September 30, 2017 and 2016:

SENESTECH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Revenue:
License revenue	$—	$131	$—	$261
Product Sales	17	—	34	—
Total revenue	17	131	34	261
Cost of goods sold	11	—	27	—
Gross profit	6	131	7	261

Operating expenses:
Research and development	721	829	2,517	1,964
General and administrative	2,235	1,932	7,506	5,259
Total operating expenses	2,956	2,761	10,023	7,223

Net operating loss	(2,950)	(2,630)	(10,016)	(6,962)

Other income (expense):
Interest income	9	—	20	—
Interest expense	(33)	(6)	(54)	(49)
Interest expense, related parties	—	(9)	(1)	(43)
Loss on extinguishment of unsecured promissory note	—	(59)	—	(171)
Other income (expense)	37	—	76	51
Total other income (expense)	13	(74)	41	(212)

Net loss	(2,937)	(2,704)	(9,975)	(7,174)

Series A convertible preferred stock dividends	—	(30)	—	(90)

Net loss and comprehensive loss	$(2,937)	$(2,734)	$(9,975)	$(7,264)

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016:

Revenue

Revenue was $17,000 for the three months ended September 30, 2017, compared to $131,000 for three months ended September 30, 2016.

The $17,000 revenue recognized for the three months ended September 30, 2017 represented sales of our product, ContraPest. The $131,000 of revenue for the three months ended September 30, 2016, was earned from research grants and from our former license agreement with Neogen, which was terminated in January 2017. We did not recognize any license fees in 2017 under this agreement.

Cost of Goods Sold

Cost of goods sold was $11,000 for the three months ended September 30, 2017, compared to $-0- for three months ended September 30, 2016. The increase in cost of goods sold corresponded to the product launch of ContraPest.

Research and Development Expenses

	Three Months Ended September 30,		Increase /
	2017	2016	(Decrease)
	(in thousands)
Direct research and development expenses:
Unallocated expenses:
Personnel related (including stock-based compensation)	$449	$701	$(252)
Professional Fees/Consultants	39	10	29
Facility related	76	51	25
Other	157	67	90
Total research and development expenses	$721	$829	$(108)

Research and development expenses were $721,000 for the three months ended September 30, 2017, compared to $829,000 for the same period in 2016. The $108,000 decrease in research and development expenses was primarily due to a decrease of $252,000 in personnel-related costs, offset by increases in professional fees/consultant expenses of $29,000, facility expenses of $25,000 and other expenses of $90,000. The decrease in personnel-related costs resulted from lower research and development salaries of $219,000 due to reduced headcount and a decrease in stock-based compensation expense of $50,000, offset by higher payroll taxes of $17,000. Professional services and consulting expenses increased $29,000 for the three months ended September 30, 2017, compared to the same period in 2016 primarily due to an increase in synthetic triptolide research fees and legal fees. Rent and utilities for the three months ended September 30, 2017 increased $25,000 over the same period in 2016 due primarily to the expansion into the research space at Northern Arizona Center for Entrepreneurship and Technology (“NACET”) facility. Other expenses increased by $90,000 from $67,000 for the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to increased travel expenses of $34,000 related to field team support due to on-site evaluations of potential customers and research operations and increased depreciation expense of $70,000 due to fixed asset additions in our research operations offset by lower lab fees of $14,000. As noted last quarter, we have now filed in all 50 states and the District of Columbia and have begun the process of refiling in some states.

We continue to investigate applications of our core technology to other product candidates, which includes laboratory tests and academic collaborations. We also continue to develop our supply chain, particularly identifying and improving our sourcing of triptolide, a key active ingredient for our product candidates.

General and Administrative Expenses

General and administrative expenses were $2.2 million for the three months ended September 30, 2017, compared to $1.9 million for the three months ended September 30, 2016. The increase of $0.3 million in general and administrative expenses was due to an increase of $228,000 in personnel related expenses, an increase of $89,000 in insurance expenses related to the increased D&O insurance expense as a public company, an increase of $18,000 in non-capitalized furniture and computer equipment and an increase in occupancy expenses of $8,000, offset by a $24,000 decrease in professional services fees due primarily to lower audit and accounting fees and a $20,000 reduction in travel and entertainment expenses. The increase in personnel related expenses consisted of an increase of $144,000 in net additional salary costs, an increase in stock based compensation of $61,000, an increase in payroll taxes and processing fees of $35,000 and an increase of $32,000 in recruiting expenses offset by a $44,000 reduction in employee benefits due to reduced relocation and benefits costs.

Interest Expense

We recorded $24,000 of interest expense, net for the three months ended September 30, 2017, compared to $6,000 for the same period in 2016. The increase in interest expense of $18,000 was the result of increased debt in the form of notes payable and leases on equipment acquisitions during 2017.

Other Income (Expense), Net

We recorded $37,000 of other income, net for the three months ended September 30, 2017, compared to $59,000 of other expense for the same period in 2016. The $96,000 net decrease in other expense was primarily due to lower expense related to the year-over-year fair market value adjustment of our convertible promissory notes and losses on the extinguishment of said promissory notes.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016:

Revenue

Revenue was $34,000 for the nine months ended September 30, 2017, compared to $261,000 for nine months ended September 30, 2016.

The $34,000 revenue recognized for the nine months ended September 30, 2017 represented sales of our product, ContraPest. The $261,000 of revenue for the nine months ended September 30, 2016 was earned from research grants and from our former license agreement with Neogen, which was terminated in January 2017. We did not recognize any license fees in 2017 under this agreement.

Cost of Goods Sold

Cost of goods sold was $27,000 for the nine months ended September 30, 2017, compared to $-0- for nine months ended September 30, 2016. The increase in cost of goods sold corresponded to the product launch of ContraPest. Cost of goods sold as a percentage of sales for the period was approximately 80% due to manufacturing inefficiencies surrounding the start-up of the new manufacturing line and the cost of replacement product shipped to replace damaged product.

Research and Development Expenses

	Nine Months Ended September 30,		Increase/
	2017	2016	(Decrease)
	(in thousands)
Direct research and development expenses:
Unallocated expenses:
Personnel related (including stock-based compensation)	$1,471	$1,384	$87
Professional Fees/Consultants	272	142	130
Facility related	228	157	71
Other	546	281	265
Total research and development expenses	$2,517	$1,964	$553

Research and development expenses were $2.5 million for the nine months ended September 30, 2017, compared to $2.0 million for the same period in 2016. The $500,000 increase in research and development expenses was partially due to an increase of $87,000 in personnel-related costs. This increase in personnel-related costs resulted from increased research and development salaries of $47,000 due to headcount additions in 2017 and an increase in stock-based compensation expense of $40,000. Professional services and consulting expenses increased $130,000 for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to an increase in synthetic triptolide research fees and legal fees.

State registration and filing fees increased $27,000 for the nine months ended September 30, 2017 compared to the same period in 2016 due to the increase in state filings and registrations as we have now filed in all 50 states and the District of Columbia and have begun the process of refiling in some states. Travel expenses related to field team support increased $97,000 for nine months ended September 30, 2017 over the same period in 2016 due to on-site evaluations of potential customers and research operations. Rent and utilities for the nine months ended September 30, 2017 increased $51,000 over the same period in 2016 due to the expansion into the research space at our NACET facility. Depreciation expense increased $62,000 for the nine months ended September 30, 2017 over the same period in 2016 due to fixed asset additions in our research operations.

We continue to investigate applications of our core technology to other product candidates, which includes laboratory tests and academic collaborations. We also continue to develop our supply chain, particularly identifying and improving our sourcing of triptolide, a key active ingredient for our product candidates.

General and Administrative Expenses

General and administrative expenses were $7.5 million for the nine months ended September 30, 2017, compared to $5.3 million for the nine months ended September 30, 2016. The increase of $2.2 million in general and administrative expenses was due to an increase of $1.5 million in personnel related expenses, an increase in travel expenses of $113,000, an increase in insurance expense of $248,000, a $178,000 increase in office supplies and non-capitalized furniture and computer equipment and an increase in marketing, stock service and shareholder relations expenses of $23,000. The increase in personnel related expenses consisted of an increase in stock based compensation of $450,000 and an increase of $1.1 million in net additional salary costs. The increase in insurance was primarily due to increased director and officer insurance as a result of the public becoming a public reporting company in December of 2016. Likewise, marketing, stock service and shareholder relations expenses increased due to the Company becoming a commercial, public reporting company in December of 2016.

Interest Expense

We recorded $35,000 of interest expense, net for the nine months ended September 30, 2017, compared to $92,000 for the same period in 2016. The decrease in interest expense of $57,000 was the result of a decrease of $2.9 million in convertible notes that were issued in 2014 and exchanged for Series B convertible preferred stock in December 2016 partially offset by the increase in interest related to increased debt in the form of notes payable and leases on equipment acquisitions during 2017.

Other Income (Expense), Net

We recorded $76,000 of other income, net, for the nine months ended September 30, 2017, compared to $120,000 of other expense for the same period in 2016. The $196,000 net decrease in other expense was primarily due to the expense related to the year-over-year fair market value adjustment of our convertible promissory notes and losses on the extinguishment of said promissory notes.

Liquidity and Capital Resources

Since our inception, in the course of our research and development activities, we have sustained significant operating losses and expects such losses to continue for the near future. We have generated limited revenue to date from research grants and licensing fees received under our former license agreement with Neogen. During the first nine months of 2017, we began full scale marketing of our first product, ContraPest and we continue to develop other product candidates, which are in various phases of development. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock, the issuance of convertible and other promissory notes and, to a lesser extent, payments received under research grants and pursuant to our former license agreement with Neogen. Through September 30, 2017, we had received net proceeds of $49.2 million from our sales of common stock and preferred stock and issuance of convertible and other promissory notes, and an aggregate of $1.6 million from licensing fees.

The Company’s ultimate success depends upon the outcome of a combination of factors, including: (i) the success of its research and development; (ii) ongoing regulatory approval and commercialization of ContraPest and its other product candidates; (iii) market acceptance and commercial viability and profitability of ContraPest and other products if the Company obtains the necessary regulatory approvals; (iv) the ability to market its products and establish an effective sales force and marketing infrastructure to generate significant revenue; (v) the ability to retain and attract key personnel to develop, operate and grow its business; and (vi) the timely and successful completion of additional financing as needed. The Company has funded its operations to date through the sale of convertible preferred stock and common stock, including an initial public offering of 1,875,000 shares of its common stock on December 8, 2016, debt financing, consisting primarily of convertible notes and, to a lesser extent, payments received in connection with research grants and licensing fees. As of September 30, 2017, we had an accumulated deficit of $71.3 million and cash and cash equivalents and highly liquid investments of $3,648.

Based upon its current operating plan, the Company expects that cash and cash equivalents and highly liquid, short term investments at September 30, 2017, in combination with anticipated revenue, will be sufficient to fund its current operations for the near future. However, the Company is likely to require additional capital in order to fund its operating losses and research and development activities by issuing additional debt and equity instruments, until such time as the Company is profitable. If such equity or debt financing is not available at adequate levels, the Company will need to reevaluate its plans.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance field studies of our product candidates in development. In addition, we incur additional costs associated with operating as a public company.

In particular, we expect to incur substantial and increased expenses as we:

●	Continue the research and development of ContraPest and our other product candidates, including engaging in any necessary field studies;

●	Seek ongoing regulatory approvals for ContraPest and our other product candidates;

●	Scale up manufacturing processes and quantities to prepare for the commercialization of ContraPest and any other product candidates for which we receive regulatory approval;

●	Establish an infrastructure for the sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

●	Attempt to achieve market acceptance for our products;

●	Expand our research and development activities and advance the discovery and development programs for other product candidates;

●	Maintain, expand and protect our intellectual property portfolio; and

●	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2017	2016
Cash used in operating activities	$(7,596)	$(4,240)
Cash used in investing activities	(3,825)	(54)
Cash provided by financing activities	294	5,498
Net increase (decrease) in cash and cash equivalents	$(11,127)	$1,204

Operating Activities

During the nine months ended September 30, 2017, operating activities used $7.6 million of cash, primarily resulting from our net loss of $10.0 million and by changes in our operating assets and liabilities of $0.6 million, partially offset by non-cash charges of $3.0 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2017 consisted primarily of a decrease in prepaid expenses of $165,000 and a decrease in receivables of $3,000 and an increase in deferred rent of $12,000, offset by a net decrease in accrued expenses and accounts payable of $473,000, a net increase in inventories of $337,000 and an increase in deposits of $8,000. The net decrease in accrued expenses and accounts payable was primarily due to timing of expense occurrence and payables management, offset by our payment of the $1.0 million contract cancellation settlement accrual in January.

During the nine months ended September 30, 2016, operating activities used $4.2 million of cash, primarily resulting from our net loss of $7.2 million, partially offset by non-cash charges of $3.0 million and by cash provided by changes in our operating assets and liabilities of $62,000. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we generated limited research grant and licensing revenue during the period. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2016 consisted primarily of a $175,000 decrease in deferred revenue related to our license agreement with Neogen and a $202,000 decrease in accrued expenses and accounts payable. The decrease in accrued expenses and accounts payable was due to increased payments as a result of the receipt of cash raised in financing activities.

Investing Activities

For the nine months ended September 30, 2017, we used $3.8 million in investing activities consisting of $2.9 million of purchases in securities to be held to maturity and $885,000 in purchases of property and equipment.

For the nine months ended September 30, 2016, we used $54,000 of cash in investing activities, consisting of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2017, net cash generated from financing activities was $294,000 as a result of $437,000 of proceeds from the issuance notes payable offset by payments of $66,000 related to notes payable and notes payable related party and $77,000 in payments of capital lease obligations.

During the nine months ended September 30, 2016, net cash provided by financing activities was $5.5 million as a result of $6.2 million of proceeds from the issuance of shares of common stock in our rights offering discussed elsewhere in this prospectus, $326,000 of proceeds received from our issuance of notes payable, $896,000 of proceeds received from the issuance of Series B convertible preferred stock, and $449,000 of proceeds received from the exercise of stock options, all of which were partially offset by payments of $1.6 related to the notes, payable, notes payable related party and convertible notes payable, $16,000 of capital lease repayments and $801,000 of deferred offering cost payments.

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

We recorded stock-based compensation expense of approximately $2.8 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

	Three Months Ended September 30		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$85	$135	$269	$309
General and administrative	861	798	2,549	2,097
Total stock-based compensation expense	$946	$933	$2,818	$2,406

The intrinsic value of stock options outstanding as of September 30, 2017 is $183,000, of which $968,000 and $(785,000) would have been related to stock options that were vested and unvested, respectively, at that date.

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

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (or Acting Principal Financial Officer, as the case may be), as appropriate, to allow timely decisions regarding required disclosure. Our management conducted an evaluation (pursuant to Rule 13a-15(b)) of the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as detailed below and disclosed in subsequently filed Quarterly Reports on Form 10-Q, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2016.

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

Item 5.	Other Information

 None.

Item 6.	Exhibits

The exhibits listed in the Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit Number		Filed or Furnished Herewith	Incorporated by Reference
	Description		Form	Filing Date	Exhibit	File No.
3.1	Amended and Restated Certificate of Incorporation		S-1/A	10/20/2016	3.3	333-213736

3.2	Amended and Restated Bylaws		S-1	9/21/2016	3.5	333-213736

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC.
(Registrant)

Dated: November 8, 2017	By:	/s/ Loretta P. Mayer, Ph.D.
Loretta P. Mayer, Ph.D.
Chair of the Board, Chief Executive Officer and
Chief Scientific Officer

Dated: November 8, 2017	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer