Form 10-Q
period 2018-03-31
SenesTech, Inc.
filed 2018-05-15
CIK 1680378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of common stock outstanding as of May 14, 2018: 16,537,710

SENESTECH, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SENESTECH, INC.

CONDENSED BALANCE SHEETS

(In thousands, except shares and per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current assets:
Cash	$528	$2,101
Investment in securities held to maturity	4,243	5,023
Accounts receivable	2	16
Prepaid expenses	245	170
Inventory	787	540
Deposits	17	19
Total current assets	5,822	7,869

Property and equipment, net	1,350	1,454
Total assets	$7,172	$9,323

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$182	$177
Accounts payable	369	391
Accrued expenses	473	589
Notes payable, related parties	6	12
Total current liabilities	1,030	1,169

Long-term debt, net	552	591
Deferred rent	35	41
Total liabilities	1,617	1,801

Commitments and contingencies (See note 15)	—	—

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 16,512,246 and 16,404,195 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	17	16
Additional paid-in capital	81,792	81,103
Stock subscribed, but not issued	8	—
Accumulated deficit	(76,262)	(73,597)
Total stockholders’ equity	5,555	7,522

Total liabilities and stockholders’ equity	$7,172	$9,323

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

(Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017

Revenue:
Sales	$19	$7
Cost of sales	19	4
Gross profit (loss)	—	3

Operating expenses:
Research and development	634	823
Selling, general and administrative	2,028	2,639
Total operating expenses	2,662	3,462

Net operating loss	(2,662)	(3,459)

Other income (expense):
Interest income	6	10
Interest expense	(22)	(13)
Interest expense, related parties	—	(1)
Other income (expense)	13	8
Total other income (expense)	(3)	4

Net loss	$(2,665)	$(3,455)

Weighted average common shares outstanding - basic and fully diluted	16,496,385	10,160,917

Net loss per common share - basic and fully diluted	$(0.16)	$(0.34)

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,665)	$(3,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held to maturity	(18)	(9)
Amortization of discounts on investments held to maturity	—	5
Bad debts expense	5	—
Depreciation and amortization	117	59
Stock-based compensation	698	1,061
Amortization of debt discount	—	(9)
(Increase) decrease in current assets:
Accounts receivable	9	4
Prepaid expenses	(75)	90
Inventory	(247)	(54)
Deposits	2	(196)
Increase (decrease) in current liabilities:
Accounts payable	(22)	(166)
Accrued contract cancellation settlement	—	(1,000)
Accrued expenses	(116)	291
Deferred rent	(6)	5
Net cash used in operating activities	(2,318)	(3,374)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities held to maturity	—	(2,957)
Proceeds received on sale of securities held to maturity	798	—
Purchase of property and equipment	(3)	(130)
Net cash provided by (used in) investing activities	795	(3,087)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	—	21
Repayments of notes payable	(26)	(6)
Repayments of notes payable, related parties	(6)	(10)
Repayments of capital lease obligations	(18)	(7)
Net cash used in financing activities	(50)	(2)

NET CHANGE IN CASH	(1,573)	(6,463)
CASH AT BEGINNING OF PERIOD	2,101	11,826
CASH AT END OF PERIOD	$528	$5,363

SUPPLEMENTAL INFORMATION:
Interest paid	$22	$14
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of equipment under capital lease obligations	$10	$—

See accompanying notes to financial statements.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 - Organization and Description of Business

SenesTech, Inc. (“SenesTech,” the “Company,” “we” or “us”) was formed in July 2004 and incorporated in the state of Nevada. The Company subsequently reincorporated in the state of Delaware in November 2015. Our corporate headquarters is in Flagstaff, Arizona. We have developed and are commercializing a global, proprietary technology for managing animal pest populations, primarily rat populations, through fertility control.

Although there is a myriad of tools available to fight rat infestations, pest management professionals (PMPs) continue to face challenges in controlling infestations. Not only do these infestations result in incredible infrastructure damage, but rats also pose additional risks to the health and food security of our communities. In addition to these challenges, PMPs are being increasingly asked for new solutions to help them solve the infestation problem. With growing interest in non-lethal options, it is becoming increasingly important for PMPs to have new tools at their disposable. Our goal is to provide PMPs with a proven solution to not only combat their most difficult infestations, but also offer a non-lethal option to serve customers that are looking to decrease or remove the amount of poison used in their integrated pest management programs.

Our first fertility control product, ContraPest is a liquid bait containing the active ingredients 4-vinylcyclohexene diepoxide (“VCD”) and triptolide. When consumed, ContraPest targets reproduction, limiting fertility in male and female rats beginning with the first breeding cycle following consumption. ContraPest is being marketed for use in controlling rat populations, specifically Norway and roof rats. We submitted ContraPest for registration with the EPA on August 23, 2015, and the EPA granted registration approval for ContraPest effective August 2, 2016. We expect to continue to pursue regulatory approvals and amendments to existing registration in the United States for ContraPest, including additional species and additional jurisdictions.

We believe ContraPest is the first and only non-lethal, fertility control product approved by the EPA for the management of rodent populations. In addition to the EPA registration of ContraPest in the U.S., we must obtain registration from the various state regulatory agencies prior to selling in each state. To date, we have received registration for ContraPest in 49 states and the District of Columbia. Registration in California is currently pending.

Potential Need for Additional Capital

Since our inception, we have sustained significant operating losses in the course of our research and development activities, and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement with Neogen. In 2017, we began full scale marketing of our first product, ContraPest, and we continue to develop other product candidates, which are in various phases of development. We have funded our operations to date through the sale of convertible preferred stock and common stock, including an initial public offering of 1,875,000 shares of our common stock on December 8, 2016 with warrants to purchase an additional 187,500 shares issued to Roth Capital Partners, LLC as underwriter, and a second offering on November 21, 2017 of 5,860,000 shares of our common stock at $1 per share with warrants issued to investors to purchase an additional 4,657,500 shares of our common stock at $1.50 per share, and warrants issued to Roth Capital Partners, LLC, as underwriter, to purchase an additional 945,000 shares at $1.50 per share; debt financing, consisting primarily of convertible notes; and, to a lesser extent, payments received in connection with research grants and licensing fees. Through March 31, 2018, we had received net proceeds of $54.4 million from our sales of common stock and preferred stock and issuance of convertible and other promissory notes, and an aggregate of $1.6 million from licensing fees. At March 31, 2018, we had an accumulated deficit of $76.3 million and cash and cash equivalents and highly liquid investments of $4.8 million.

Our ultimate success depends upon the outcome of a combination of factors, including: (i) the success of our research and development; (ii) ongoing regulatory approval and successful commercialization of ContraPest and our other product candidates; (iii) market acceptance, commercial viability and profitability of ContraPest and other products; (iv) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (v) the ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.

Based upon our current operating plan, we expect that cash and cash equivalents and highly liquid, short term investments at March 31, 2018, in combination with anticipated revenue, will be sufficient to fund our current operations for the near future. However, if anticipated revenue targets are not achieved, we may seek to reduce operating expenses and are likely to require additional capital in order to fund our operating losses and research and development activities until we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will need to continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate development and commercialization efforts.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2018, the Company’s operating results for the three months ended March 31, 2018 and 2017, and the Company’s cash flows for the three months ended March 31, 2018 and 2017. The accompanying financial information as of December 31, 2017 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. All amounts shown in these financial statements and accompanying notes are in thousands, except percentages and per share and share amounts.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The significant estimates in the Company’s financial statements include the valuation of preferred stock, common stock and related warrants, and other stock-based awards. Actual results could differ from such estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no material impact on net earnings, financial position or cash flows.

Cash and Cash Equivalents

The Company considers money market fund investments to be cash equivalents. The Company had cash equivalents of $51 and $3 at March 31, 2018 and December 31, 2017, respectively, included in cash as reported.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $5 as of March 31, 2018 and $0 at December 31, 2017.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials and finished goods. As of March 31, 2018 and December 31, 2017, the Company had inventories of $787 and $540, respectively.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

Prepaid Expenses

Prepaid expenses consist primarily of payments made for director compensation as well as payments made for director and officer insurance, rent and legal deposits to be expensed in the current year.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Equipment held under capital leases are stated at the present value of minimum lease payments less accumulated amortization.

Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. The cost of leasehold improvements is amortized over the life of the improvement or the term of the lease, whichever is shorter. Equipment held under capital leases is amortized over the shorter of the lease term or estimated useful life of the asset. The Company incurs repair and maintenance costs on its major equipment, which are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require long-lived assets or asset groups to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated from the use of the asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, such as discounted cash flow models and the use of third-party independent appraisals. The Company has not recorded an impairment of long-lived assets since its inception.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of the fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2018 and 2017, or the twelve months ended December 31, 2017.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

The Company derives revenue primarily from commercial sales of products.

For the three months ended March 31, 2018 and March 31, 2017, the Company generated net revenues of $19 and $7, respectively, from the sale of ContraPest.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, costs incurred related to conducting scientific trials and field studies, and regulatory compliance costs. Also, included in research and development expenses is an allocation of facilities related costs, including depreciation of research and development equipment.

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

The stock-based compensation expense recorded for the three months ended March 31, 2018 and 2017, is as follows:

	Three Months Ended March 31,
	2018	2017
Research and development	$29	$94
Selling, general and administrative	669	967
Total stock-based compensation expense	$698	$1,061

See Note 13 for additional discussion on stock-based compensation.

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

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of March 31, 2018 or December 31, 2017 and as such, no interest or penalties were recorded in income tax expense.

Comprehensive Loss

Net loss and comprehensive loss were the same for all periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying financial statements.

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the three months ended March 31, 2018 and 2017. Therefore, basic and diluted loss per share attributable to common stockholders are the same for each period presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	March 31,
	2018	2017
Common stock purchase warrants	6,431,785	829,284
Restricted stock unit	237,885	855,430
Common stock options	1,629,967	1,502,300
Total	8,299,637	3,187,014

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

Adoption of New Accounting Standards:

In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Effective January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” using the modified retrospective method to all contracts that were not completed as of the date of adoption. The results of operations for reported periods after January 1, 2018 are presented under this amended guidance, while prior period amounts are reported in accordance with ASC 605 — Revenue Recognition. There was no material impact on our financial position, results of operations, or cash flows. See Note 2 — Summary of Significant Accounting Policies — Revenue Recognition.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods for public business entities. The method of adoption is dependent on the specific aspect of accounting addressed in this new guidance. Early adoption was permitted in any interim or annual period. The Company has adopted the provisions of ASU 2016-09 on its financial statements. There was no material impact on our financial position, results of operations, or cash flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU provide guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company has adopted the provisions of ASU 2016-15 on its financial statements. There was no material impact on our financial position, results of operations, or cash flows.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 is effective the first quarter of 2018. The Company has adopted the provisions of ASU 2016-01 on its financial statements. There was no material impact on our financial position, results of operations, or cash flows.

Accounting Standards Issued But Not Yet Adopted:

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This standard amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early adoption is permitted and the new standard must be adopted using a modified retrospective approach, and provides for certain practical expedients. The Company is evaluating the impact of the adoption of ASU 2016-02 on its financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance allows an entity to reclassify the income tax effects of the Public Law 115-97 “An Act to Provide Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018”, commonly known as the Tax Cuts and Job Act of 2017 (the “2017 Tax Act”) on items within accumulated other comprehensive income/(loss) to retained earnings. This new guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted retrospectively to each period in which a taxpayer recognizes the effect of the change in the U.S. federal corporate income tax rate from the 2017 Tax Act. The Company is currently assessing the impact of ASU 2018-02 on our consolidated financial statements and related disclosures.]

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 - Fair Value Measurements

We invest in various short term, highly liquid financial instruments, which may include municipal debt securities, corporate bonds, U.S. agency securities and commercial paper. We value these instruments at fair value. The accounting guidance for fair value, among other things, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The framework for measuring fair value consists of a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

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

(In thousands, except share and per share data)

Note 3 - Fair Value Measurements – (continued)

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$51	$—	$—	$51

Corporate fixed income debt securities	—	4,243	—	4,243

Total	$51	$4,243	$—	$4,294
Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$—	$—
Total	$—	$—	$—	$—

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$3	$—	$—	$3

Corporate fixed income debt securities	—	5,023	—	5,023

Total	$3	$5,023	$—	$5,026
Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$—	$—
Total	$—	$—	$—	$—

(1) The change in the fair value of the common stock warrant and convertible notes payable for the three months ended March 31, 2018 was recorded as a decrease to other income (expense) and interest expense of less than $1, in the statements of operations and comprehensive loss.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 - Investments in Securities Held to Maturity

As of March 31, 2018, investment in securities held to maturity primarily consisted of corporate fixed income securities The Company classifies all investments as held to maturity as these investments are short term, highly liquid investments which we intend to hold to maturity. Held to maturity securities are recorded at cost plus or minus market fluctuation and gains and losses are recognized as the sale or redemption of the securities is realized. Gains and losses are included in non-operating other income (expense) on the condensed statement of operations and are derived using the specific identification method for determining the cost of the securities sold. For the three months ended March 31, 2018, the Company recorded $18 net gain (loss) on investments recorded. Interest and dividends on investments held to maturity are included in interest and other income, net, in the condensed statements of operations.

The following is a summary of held to maturity securities at March 31, 2018:

		March 31, 2018
	Contractual Maturity (in months)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds		$—	$—	$—	$—
Corporate fixed income securities	Less than 12 months	4,237	6	—	4,243

Total investments		$4,237	$6	$—	$4,243

Note 5 - Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,	December 31,
	2018	2017
Director compensation	$37	$66
Director and officer insurance	82	33
NASDAQ fees	41	—
Legal retainer	25	25
Inventory purchase deposits	20	20
Professional services retainer	8	8
Rent	17	—
Equipment service deposits	5	7
Engineering, software licenses and other	10	11
Total prepaid expenses	$245	$170

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6 - Property and Equipment

Property and equipment, net consist of the following:

		March 31,	December 31,
	Useful Life	2018	2017
Research and development equipment	5 years	$1,349	$1,349
Office and computer equipment	3 years	686	672
Autos	5 years	305	305
Furniture and fixtures	7 years	34	34
Leasehold improvements	*	283	283
		2,657	2,643
Less accumulated depreciation and amortization		(1,307)	(1,189)
Total		$1,350	$1,454

* Shorter of lease term or estimated useful life

Depreciation and amortization expense was approximately $117 and $59 for the three months ended March 31, 2018 and 2017, respectively.

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2018	2017
Compensation and related benefits	$198	$304
Accrued Litigation	269	269
Board Compensation	—	16
Other	6	—
Total accrued expenses	$473	$589

Note 8 - Accrued Contract Cancellation Settlement

The accrued contract cancellation settlement of $1,000 was a result of the Company entering into a settlement agreement with Neogen Corporation in which Neogen and the Company agreed to (a) terminate the existing Exclusive License Agreement between the Company and Neogen dated May 15, 2014 (the “License Agreement”), with neither Neogen or the Company having any further obligations thereunder (other than certain confidentiality obligations); (b) dismiss with prejudice the court action filed by Neogen in the District Court for the District of Arizona on January 19, 2017 (the “Court Action”); and (c) mutually release any and all existing or future claims between the parties and their affiliates related to or arising from the License Agreement or the Court Action. Under the terms of the agreement, the Company agreed to make a one-time payment in the amount of $1,000 in settlement of all claims and termination of all existing contracts between the parties. This payment was made in January 2017. See Note 15 — Commitments and Contingencies for further details.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Borrowings

A summary of the Company’s borrowings, including capital lease obligations, is as follows:

	March 31,	December 31,
Short-term debt:	2018	2017

Current portion of long-term debt	182	177
Total short-term debt	$182	$177
Long-term debt:
Capital lease obligations	$263	$272
Other promissory notes	471	496
Total	734	768
Less: current portion of long-term debt	(182)	(177)
Total long-term debt	$552	$591

Capital Lease Obligations

Capital lease obligations are for computer and lab equipment leased through GreatAmerica Financial Services, Thermo Fisher Scientific, Navitas Credit Corp. and ENGS Commercial Finance Co. These capital leases expire at various dates through April 2022 and carry interest rates ranging from 6.4% to 11.6%.

Other Promissory Notes

Also included in the table above are three notes payable to Direct Capital, one note to M2 Financing and one note to Fidelity Capital, all for the financing of fixed assets. These notes expire at various dates through June 2022 and carry interest rates ranging from 4.3% to 13.8%.

Note 10 - Notes Payable, Related Parties

A summary of the Company’s notes payable, related parties is as follows:

	March 31,	December 31,
	2018	2017
Unsecured promissory note, interest rate of 4.25% and 8% per annum	$6	$12
Total notes payable, related parties	6	12
Less: current portion of notes payable, related parties	6	12
Total notes payable, long-term	$—	$—

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

Amounts outstanding on these obligations were $6 and $12 at March 31, 2018 and December 31, 2017, respectively.

Interest expense on the notes payable, related parties, was $0 and $1 for the three months ended March 31, 2018 and the year ended December 31, 2017 respectively.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of March 31, 2018 as follows:

	Number
	of	Date
Common Stock Warrants	Warrants	Issued	Term	Exercise Price
Outstanding at December 31, 2016	829,285
Common Stock Offering Warrants Issued	4,657,500	November 2017	5 years	$1.50
Common Stock Offering Underwriter Warrants	945,000	November 2017	5 years	$1.50
Outstanding at December 31, 2017	6,431,785
Warrants issued	—
Warrants exercised	—
Outstanding at March 31, 2018	6,431,785

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

The estimated fair value of the derivative warrant liability was $0 at March 31, 2018. As this derivative warrant liability is revalued at the end of each reporting period, the fair values as determined at the date of grant and subsequent periods was based on the following significant inputs using a Monte Carlo option pricing model: common stock price of $7.91; comparable company volatility of 77.7% of the underlying common stock; risk-free rates of 1.93%; and dividend yield of 0%; including the probability assessment of a terminating change event occurring. The change in fair value of the derivative warrant liability was less than $1 for the three months ended March 31, 2018 and was recorded in other income (expense) in the accompanying statements of operations and comprehensive loss.

Note 12 - Stockholders’ Deficit

Common Stock

The Company had 16,512,246 and 16,404,195 shares of common stock issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018, the Company issued an aggregate of 108,051 shares of common stock as follows: 13,900 shares for the cashless exercise of stock options, 32,625 shares to a former employee for the net settlement of restricted stock units whose vesting accelerated upon the termination of their employment contract, 37,162 shares to a Board member in net settlement of Board compensation totaling $28 and 24,364 shares for the net settlement of restricted stock units that vested during the period.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 13 - Stock-based Compensation

Effective July 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), which permits the issuance of up to 2,000,000 shares reserved for the grant of stock options, stock appreciation rights, restricted stock units and other stock-based awards for employees, directors or consultants of the Company. The Board of Directors and the Company’s stockholders approved an additional 1,000,000 shares of common stock for issuance under the 2015 Plan, effective September 26, 2016. The stock-based awards are generally issued with a price equal to no less than fair value at the date of grant. Options granted under the 2015 Plan generally vest immediately, or ratably over a two- to 36-month period coinciding with their respective service periods; however, participants may exercise their options prior to vesting as provided by the 2015 Plan. Unvested shares issued for option exercised early may be subject to a repurchase by the Company if the participant terminates at the original exercise price. Options under the 2015 Plan generally have a contractual term of five or ten years. Certain stock option awards provide for accelerated vesting upon a change in control. As of March 31, 2018, the Company had 1,008,928 shares of common stock available for issuance under the 2015 Plan.

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

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the three months ended March 31, 2018, were as follows:

	Employee	Non-Employee
Expected volatility	71.0% -72.3%	N/A
Expected dividend yield	—	N/A
Expected term (in years)	3.5	N/A
Risk-free interest rate	1.58%-2.44%	N/A

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 13 - Stock-based Compensation – (continued)

The table summarizes the stock option activity, for both plans, for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2017	1,651,800	$1.67	5.0	$—
Granted	34,167	$0.65	5.0	$—
Exercised	(56,000)	$0.50	—	$—
Forfeited	—	$—	—	$—
Expired	—	$—	—	$—
Outstanding at March 31, 2018	1,629,967	$1.69	4.5	$—
Exercisable at March 31, 2018	1,276,596	$1.31	4.3	$—

(1)	The aggregate intrinsic value on the table was calculated based on the difference between the estimated fair value of the Company’s stock and the exercise price of the underlying option. The estimated stock values used in the calculation was $0.51 and $0.72 per share for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

The stock-based compensation expense was recorded as follows:

	Three Months Ended March 31,
	2018	2017
Research and development	$29	$94
Selling, general and administrative	669	967
Total stock-based compensation expense	$698	$1,061

The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 13 - Stock-based Compensation – (continued)

At March 31, 2018, the total compensation cost related to unvested options not yet recognized was $1,425, which will be recognized over a weighted average period of four years, assuming the employees complete their service period required for vesting.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2018:

	Number of Units		Weighted Average Grant-Date Fair Value Per Units
Outstanding as of December 31, 2017	287,885		$1.86
Granted	—		$—
Vested	(50,000	)(1)	$6.00
Forfeited	—		$—
Outstanding as of March 31, 2018	237,885		$0.99

(1)	In February 2018, the Company net issued 32,625 shares of common stock to a former employee of the Company under the employee’s separation agreement, which accelerated the vesting of certain restricted stock units.

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

The Company did not recognize any revenue for the three months ended March 31, 2018 or the year ended December 31, 2017 under the licensing agreement.

In addition, Neogen was obligated under the licensing agreement to pay additional consideration to the Company consisting of future fixed-amount of contingent milestone payments (i.e. post-regulatory approval license fees) of up to an aggregate of $3.0 million, and sales-based royalties on the net sales of licensed products by Neogen, as well as its affiliates and sub licensees. The Company did not receive or earn these potential contingent consideration payments as the milestone events to receive such post-approval license fees and sales based royalties were not achieved prior to the termination of the agreement. The agreement was to expire upon the later of (i) the expiration of last patent included in the licensed IP; or (ii) the tenth anniversary of the effective date of the agreement (i.e. May 2024).

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

Bioceres/INMET S.A. Agreement

In January 2016, the Company entered into a services agreement with Bioceres, Inc. (“Bioceres”), a wholly-owned subsidiary of Bioceres S.A., a leading agricultural biotechnology company in Argentina, and its Argentinean subsidiary, Ingenieria Metabolica

S.A. (“INMET”) to develop a production method for synthetic triptolide, the main ingredient in ContraPest. The Company also entered into an agency agreement with INMET whereby the Company appointed INMET as its exclusive agent to seek regulatory approval for and conduct pre-sales and marketing of its product, ContraPest, in Argentina. The Company and INMET also agreed to manufacture and distribute its product in Argentina and other countries, as mutually agreed, through a newly formed entity.

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

Lease Commitments

Rent expense was $61 and $78 for the three months ended March 31, 2018 and March 31, 2017, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum capital lease payments as of March 31, 2018 are as follows:

	Capital Leases	Operating Lease
Years Ending December 31,
2018	76	192
2019	92	221
2020	71	—
2021	57	—
2022	28	—
Total minimum lease payments	$324	$413

Capital Leases

Less: amounts representing interest (6.39%, ranging from 10.48% to 11.56%)	$59

Present value of minimum lease payments	265

Less: current installments under capital lease obligations	73

Total long-term portion	$192

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 16 - Subsequent Events

In April 2018, the Company net issued 25,464 shares of common stock for the net settlement of restricted stock units that vested during the period.

The Company has evaluated subsequent events from the balance sheet date through May 15, 2018, the date at which the financial statements were issued, and determined that there were no other items that require adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “SenesTech,” the “Company,” “we,” “us,” or “our” refer to SenesTech, Inc., a Delaware corporation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, notes to our condensed consolidated financial statements and elsewhere in this report are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, the effect of new accounting standards on our financial results, our expectations regarding our current operating plan, our beliefs regarding certain tax positions, the sufficiency of our liquidity and capital resources, our beliefs regarding ongoing litigation, our expectations regarding product development, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, entitled “Risk Factors,” and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Since our inception in 2004, we have devoted substantially all of our resources to organizing and staffing our company, conducting research and development activities for our product candidates, business planning, raising capital and acquiring and developing product and technology rights. Until August 2016, we did not have any products approved for sale, and we have generated minimal revenue from product sales to date. We have primarily funded our operations to date with proceeds from the sale of common stock and preferred stock, the issuance of convertible and other promissory notes and, to a lesser extent, payments received in connection with research grants and licensing fees. Through March 31, 2018, we had received net proceeds of $47.2 million from our sales of common stock, preferred stock and issuance of convertible and other promissory notes and an aggregate of $1.6 million from research grants, licensing fees and sales of products.

We have incurred significant operating losses every year since our inception. Our net losses were $2.7 million and $12.3 million for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $76.3 million. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

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

As a result, a significant portion of our operating expenses includes stock-based compensation expense. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy. Specifically, our stock-based compensation expense for the three months ended March 31, 2018 and March 31, 2017, was $0.7 million and $1.1 million, respectively, which represented 26.0% and 30.1%, respectively, of our total operating expenses for those periods.

Components of our Results of Operations

Revenue

For the three months ended March 31, 2018 and 2017, we generated revenue from product sales of $19,000 and $7,000, respectively. The increase in our product sales revenue was a result of increased sales of ContraPest. Prior to 2017, all of our revenue was derived from payments received in connection with research grants and licensing fees received under the former license agreement with Neogen. We recognized $0 revenue for the three months ended March 31, 2018 and March 31, 2017, respectively, for services performed under NIH grants and in licensing fees under our former license agreement with Neogen. We do not anticipate additional grant revenue under the NIH grants or additional revenue from our former license agreement with Neogen.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of ContraPest and our other product candidates, which include:

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, sales, marketing and administrative functions. Selling, general and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, consulting, accounting and audit services.

We anticipate that our selling, general and administrative expenses may increase in the future as we increase our headcount to support commercialization of ContraPest and further development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

We plan to continue to hire employees to support our commercialization of ContraPest and further development of our product candidates, and anticipate that we will continue to utilize various forms of stock-based compensation awards in order to attract and retain qualified employees. As a result, we anticipate that stock-based compensation expense will continue to represent a significant portion of our selling, general and administrative expenses for the foreseeable future.

Other Income (Expense), Net

Interest Income. Interest income consists primarily of interest income earned on cash and cash equivalents. Prior to 2017, our interest income has not been significant due to nominal cash and investment balances and low interest earned on invested balances. For the three months ended March 31, 2018 and 2017, we recorded $6,000 and $10,000 of interest income on our cash and short term, highly liquid investments. The decrease in interest income was primarily due to a decrease in investments.

Interest Expense. Interest expense for the three months ended March 31, 2018 and the year ended December 31, 2017 consists primarily of interest accrued on our capital lease and note commitments. For the three months ended March 31, 2018 and 2017, we recorded $22,000 and $13,000 of interest expense, respectively. The increase in interest expense was primarily due to an increase in note commitments during 2017.

Other Income (Expense), Net. Other income (expense), net, consists primarily of recognized change in value of short-term investments and income (expense) related to the year-over-year fair market value adjustment of our derivative warrant. We recorded $13,000 and $8,000 of other income, net, for the three months ended March 31, 2018 and 2017, respectively. The increase in other income was primarily due to lower expense related to the fair market value adjustment of our derivative warrant.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three months ended March 31, 2018 and the year ended December 31, 2017 has been affected by the valuation allowance on the Company’s deferred tax assets.

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of March 31, 2018, we had federal net operating loss carryforwards of $46.7 million which begin to expire in 2023 and state net operating loss carryforwards of $36.0 million which began to expire in 2016, unless utilized.

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenue	$19	$7
Cost of sales	19	4
Gross profit	—	3
Operating expenses:
Research and development	634	823
Selling, general and administrative	2,028	2,639
Total operating expenses	2,662	3,462
Loss from operations	(2,662)	(3,459)
Interest expense	(16)	(4)
Loss on extinguishment debt	—	—
Other income (expense), net	13	8
Net loss	$(2,665)	$(3,455)

Revenue

Revenue was $19,000 for the three months ended March 31, 2018, compared to $7,000 for three months ended March 31, 2017 due to increased sales of ContraPest, primarily through our distribution network.

Cost of Sales

Cost of sales was $19,000 for the three months ended March 31, 2018, compared to $4,000 for the three months ended March 31, 2017 due to an increase in sales volume and an adjustment for scrap/obsolete inventory.

Research and Development Expenses

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017
	(in thousands)
Direct research and development expenses:
Unallocated expenses:
Personnel related (including stock-based compensation)	$386	$512	$(126)
Facility-related	58	71	(13)
Other	190	240	(50)
Total research and development expenses	$634	$823	$(189)

Research and development expenses were $634,000 for the three months ended March 31, 2018, compared to $823,000 for the same period in 2017. The $189,000 decrease in research and development expenses was primarily due to a decrease of $126,000 in personnel-related costs, including stock-based compensation expense of $65,000 and research and development salaries of $61,000 due to headcount reductions in 2018. Facility-related expense decreased $13,000 due to the expiration of a temporary lease for a facility to support technical services on the east coast. The decrease in other research and development expenses was primarily due to a decrease of $7,000 in state registration and filing fees as we have now filed for registration in all 50 states and the District of Columbia, a decrease in lab expenses of $32,000 due to nonrecurring lab related activities in preparation for our commercial launch of ContraPest, and an increase of $8,000 for travel related costs.

We continue to investigate other applications of our core technology to other product candidates, which includes laboratory tests and academic collaborations. We also continue to develop our supply chain, particularly identifying and improving our sourcing of triptolide, a key active ingredient for our product candidates.

Selling, general and Administrative Expenses

Selling, general and administrative expenses were approximately $2.0 million for the three months ended March 31, 2018, as compared to approximately $2.6 million for the three months ended March 31, 2017. The decrease of $612,000 in selling, general and administrative expenses was due to a decrease of $390,000 in net salary costs, a decrease of $156,000 in professional service fees, primarily related to reduced Board related and consulting fees, a $37,000 reduction in office supplies and non-capitalized IT equipment and a $29,000 reduction in depreciation expense. The reduction in salary costs was comprised of a $300,000 reduction in stock compensation, a $58,000 reduction in payroll taxes and related payroll filing fees and a $36,000 reduction in recruitment expenses.

Interest Expense, Net

We recorded $16,000 of interest expense, net, for the three months ended March 31, 2018, as compared to $4,000 for the same period in 2017. The $12,000 increase in interest expense was a result of increased interest on capital leases and promissory notes entered into during 2017 and lower interest income as a result of lower investment balances.

Other Income (Expense)

We recorded $13,000 of other income, net, for the three months ended March 31, 2018, compared to $8,000 of other income for the same period in 2017. The $5,000 net increase in other income was primarily due to recognized changes in value of short-term investments and reduced expense related to the year-over-year fair market value adjustment of our derivative warrant. The increase in other income was primarily due to lower expense related to the fair market value adjustment of our derivative warrant.

Liquidity and Capital Resources

Since our inception we have sustained significant operating losses in the course of our research and development activities and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement with Neogen. In 2017, we began full scale marketing of our first product, ContraPest and we continue to develop other product candidates, which are in various phases of development. We have funded our operations to date through the sale of convertible preferred stock and common stock, including an initial public offering of 1,875,000 shares of our common stock on December 8, 2016 with warrants to purchase an additional 187,500 shares issued to Roth Capital Partners, LLC as underwriter, a second offering on November 21, 2017 of 5,860,000 shares of our common stock at $1 per share with warrants issued to investors to purchase an additional 4,657,500 shares of our common stock at $1.50 per share, and warrants issued to Roth Capital Partners, LLC, as underwriter, to purchase an additional 945,000 shares at $1.50 per share, debt financing, consisting primarily of convertible notes and, to a lesser extent, payments received in connection with research grants and licensing fees. Through March 31, 2018, we had received net proceeds of $54.4 million from our sales of common stock and preferred stock and issuance of convertible and other promissory notes, and an aggregate of $1.6 million from licensing fees. At March 31, 2018, we had an accumulated deficit of $76.3 million and cash and cash equivalents and highly liquid investments of $4.8 million.

Our ultimate success depends upon the outcome of a combination of factors, including: (i) the success of our research and development; (ii) ongoing regulatory approval and successful commercialization of ContraPest and our other product candidates; (iii) market acceptance, commercial viability and profitability of ContraPest and other products; (iv) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (v) the ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.

Based upon our current operating plan, we expect that cash and cash equivalents and highly liquid, short term investments at March 31, 2018, in combination with anticipated revenue, will be sufficient to fund our current operations for the near future. However, if anticipated revenue targets are not achieved, we may seek to reduce operating expenses and are likely to require additional capital in order to fund our operating losses and research and development activities until we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate development and commercialization efforts.

Additional Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance field studies of our product candidates in development. In addition, we will continue to incur additional costs associated with operating as a public company.

In particular, we expect to incur substantial and increased expenses as we:

●	Continue the research and development of ContraPest and our other product candidates, including engaging in any necessary field studies;

●	Seek additional regulatory approvals for ContraPest and our other product candidates;

●	Scale up manufacturing processes and quantities to prepare for the commercialization of ContraPest and any other product candidates for which we receive regulatory approval;

●	Establish an infrastructure for the sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

●	Attempt to achieve market acceptance for, and generate sales of, our products;

●	Expand our research and development activities and advance the research and development programs for other product candidates;

●	Maintain, expand and protect our intellectual property portfolio; and

●	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2018	2017

Cash used in operating activities	$(2,318)	$(3,374)
Cash provided by (used in) investing activities	795	(3,087)
Cash (used in) provided by financing activities	(50)	(2)
Net increase (decrease) in cash and cash equivalents	$(1,573)	$(6,463)

Operating Activities.

During the three months ended March 31, 2018, operating activities used $2.3 million of cash, primarily resulting from our net loss of $2.7 million and by changes in our operating assets and liabilities of $455,000, partially offset by non-cash charges of $802,000, consisting primarily of stockbased compensation, depreciation and amortization. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2017 consisted primarily of a decrease in receivables of $9,000 and a decrease in deposits of $2,000 offset by an increase in inventories of $247,000, a net decrease in accrued expenses and accounts payable of $138,000 and an increase in prepaid expenses of $75,000.

During the three months ended March 31, 2017, operating activities used $3.4 million of cash, primarily resulting from our net loss of $3.5 million and by changes in our operating assets and liabilities of $1.0 million, partially offset by non-cash charges of $1.1 million. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2017 consisted primarily of a decrease in prepaid expenses and receivables of $94,000, and an increase in deferred rent of $5,000 offset by a net decrease in accrued expenses and accounts payable of $875,000, an increase in inventories of $54,000, and an increase in deposits of $196,000. The decrease in accrued expenses and accounts payable was primarily due to the payment of the $1.0 million contract cancellation settlement accrual offset by an increase in net accounts payable and accrued expenses due to better vendor terms and vendor payment management.

Investing Activities.

For the three months ended March 31, 2018, we generated $795,000 in net cash related to investing activities consisting of $798,000 of proceeds from the sale of securities held to maturity offset by $3,000 in purchases of property and equipment.

For the three months ended March 31, 2017, we used $3.1 million in investing activities consisting of $3.0 million of purchases in securities to be held to maturity and $130,000 in purchases of property and equipment.

Financing Activities.

During the three months ended March 31, 2018, net cash used by financing activities was $50,000 as a result of payments of $32,000 related to notes payable and notes payable, related party and $18,000 in payments of capital lease obligations.

During the three months ended March 31, 2017, net cash used by financing activities was $2,000 as a result of $21,000 of proceeds from the issuance notes payable offset by payments of $16,000 related to notes payable and related party notes payable and $7,000 in payments of capital lease obligations.

Off-Balance Sheet Arrangements

None

Recent Developments

None

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2018 and 2017, or the twelve months ended December 31, 2017.

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

We recorded stock-based compensation expense of approximately $698,000 and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

	Three Months Ended December 31,
	2018	2017
	(in thousands)
Selling, general and administrative expenses	$669	$967
Research and development expense	29	94
Total stock-based compensation expense	$698	$1,061

The intrinsic value of stock options outstanding as of March 31, 2018 was $0

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the Legal Proceedings set forth in in the risk factors set forth in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2017

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit		Filed or Furnished		Incorporated by Reference
Number	Description	Herewith	Form	Filing Date	Exhibit	File No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document		10-Q	5/15/2018	101.INS	001-37941

101.SCH	XBRL Taxonomy Extension Schema		10-Q	5/15/2018	101.SCH	001-37941

101.CAL	XBRL Taxonomy Extension Calculation Linkbase		10-Q	5/15/2018	101.CAL	001-37941

101.DEF	XBRL Taxonomy Extension Definition Linkbase		10-Q	5/15/2018	101.DEF	001-37941

101.LAB	XBRL Taxonomy Extension Label Linkbase		10-Q	5/15/2018	101.LAB	001-37941

101.PRE	XBRL Taxonomy Extension Presentation Linkbase		10-Q	5/15/2018	101.PRE	001-37941

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC. (Registrant)

Dated: May 15, 2018	By:	/s/ Loretta P. Mayer, Ph.D.
Loretta P. Mayer, Ph.D.
Chair of the Board, Chief Executive Officer and Chief Scientific Officer

Dated: May 15, 2018	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer