Form 10-K/A
period 2017-12-31
SenesTech, Inc.
filed 2018-05-22
CIK 1680378

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The number of shares of common stock outstanding as of May 21, 2018: 16,537,710

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement that was filed with the Commission on April 30, 2018 in connection with the 2018 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

SenesTech, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2018 (the “2017 Annual Report”) solely to include language inadvertently omitted from the previously filed Exhibits 31.1 and 31.2, and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as described above, no other changes have been made to the 2017 Annual Report, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the 2017 Annual Report. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the 2017 Annual Report.

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

SENESTECH, INC.

Date: May 22, 2018	By:	/s/ Loretta P. Mayer, Ph.D.
Loretta P. Mayer
Chair of the Board, Chief Executive Officer and Chief Scientific Officer

Date: May 22, 2018	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer