Form 10-Q/A
period 2018-03-31
SenesTech, Inc.
filed 2018-05-22
CIK 1680378

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

The number of shares of common stock outstanding as of May 21, 2018: 16,537,710

EXPLANATORY NOTE

SenesTech, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on May 15, 2018 (the “Original Report”) solely to include language inadvertently omitted from the previously filed Exhibits 31.1 and 31.2, and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as described above, no other changes have been made to the Original Report, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Report. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Report.

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

SENESTECH, INC. (Registrant)

Dated: May 22, 2018	By:	/s/ Loretta P. Mayer, Ph.D.
Loretta P. Mayer, Ph.D.
Chair of the Board, Chief Executive Officer and Chief Scientific Officer

Dated: May 22, 2018	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer