Form 10-Q
period 2018-06-30
SenesTech, Inc.
filed 2018-08-14
CIK 1680378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to _______

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

The number of shares of common stock outstanding as of August 13, 2018: 23,425,287

SENESTECH, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SENESTECH, INC.
BALANCE SHEETS

(In thousands, except shares and per share data)

	June 30,	December 31,
	2018	2017
ASSETS	(Unaudited)
Current assets:
Cash	$1,847	$2,101
Investment in securities held to maturity	2,447	5,023
Accounts receivable	32	16
Deferred offering costs	335	—
Prepaid expenses	202	170
Inventory	1,188	540
Deposits	12	19
Total current assets	6,063	7,869

Property and equipment, net	1,142	1,454
Total assets	$7,205	$9,323

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt	$244	$177
Accounts payable	461	391
Accrued expenses	493	589
Notes payable, related parties	3	12
Total current liabilities	1,201	1,169

Long-term debt, net	310	591
Deferred rent	29	41
Total liabilities	1,540	1,801

Commitments and contingencies (See note 15)	—	—

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,040,497 and 16,404,195 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	18	16
Additional paid-in capital	86,022	81,103
Accumulated deficit	(80,375)	(73,597)
Total stockholders' equity	5,665	7,522

Total liabilities and stockholders' equity	$7,205	$9,323

See accompanying notes to financial statements.

SENESTECH, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Sales	$36	$10	$55	$17
Cost of sales	20	12	39	16
Gross profit (loss)	16	(2)	16	1

Operating expenses:
Research and development	636	973	1,270	1,796
General and administrative	3,465	2,632	5,493	5,271
Total operating expenses	4,101	3,605	6,763	7,067

Net operating loss	(4,085)	(3,607)	(6,747)	(7,066)

Other income (expense):
Interest income	1	1	7	11
Interest expense	(22)	(8)	(44)	(21)
Interest expense, related parties	—	—	—	(1)
Other income (expense)	(7)	31	6	39
Total other income (expense)	(28)	24	(31)	28

Net loss	$(4,113)	$(3,583)	$(6,778)	$(7,038)

Weighted average common shares outstanding - basic and fully diluted	16,696,051	10,205,601	16,596,770	10,183,383

Net loss per common share - basic and fully diluted	$(0.25)	$(0.35)	$(0.41)	$(0.69)

See accompanying notes to financial statements.

SENESTECH, INC.
STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,778)	$(7,038)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) on investments held to maturity	(32)	(11)
Amortization of discounts on investments held to maturity	—	1
Bad debts expense	5	2
Depreciation and amortization	224	154
Stock-based compensation	2,735	1,872
Loss on sale of equipment	15	—
Loss on early extinguishment of debt	10	—
(Gain) loss on remeasurement of common stock warrant liability	1	(36)
(Increase) decrease in current assets:
Accounts receivable	(21)	(1)
Prepaid expenses	(32)	145
Inventory	(648)	(243)
Deposits	7	(217)
Increase (decrease) in current liabilities:
Accounts payable	70	68
Accrued contract cancellation settlement	—	(1,000)
Accrued expenses	(97)	655
Deferred rent	(12)	13
Net cash used in operating activities	(4,553)	(5,636)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities held to maturity	—	(2,940)
Proceeds received on sale of securities held to maturity	2,608	—
Proceeds received on sale of equipment	185	—
Purchase of property and equipment	(102)	(863)
Net cash provided by (used in) investing activities	2,691	(3,803)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	—	389
Repayments of notes payable	(198)	(23)
Repayments of notes payable, related parties	(9)	(16)
Repayments of capital lease obligations	(36)	(63)
Proceeds from the exercise of warrants	2,213	—
Payment of deferred offering costs	(335)	—
Payment of employee withholding taxes related to share-based awards	(27)	—
Net cash provided by financing activities	1,608	287

NET CHANGE IN CASH	(254)	(9,152)
CASH AT BEGINNING OF PERIOD	2,101	11,826
CASH AT END OF PERIOD	$1,847	$2,674

SUPPLEMENTAL INFORMATION:
Interest paid	$44	$22
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of equipment under capital lease obligations	$10	$316

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

Pest management professionals (PMPs) continue to face challenges in controlling infestations. While there are many tools to bring rat populations down quickly, they are at a disadvantage: they do not prevent the rapid reproduction, leaving PMPs and their customers open to a possible rebound in rat population.

ContraPest® is a proven fertility control solution that complements integrated pest management (IPM) protocols to bring rat populations down and keep them down. Without fertility control, rat populations can rebound, but ContraPest, targets the reproductive capabilities in Norway and roof rats to minimize these population spikes and consistently keep rat populations down more effectively.

Additionally, PMPs are being increasingly asked for new solutions to help them solve their customers’ toughest rat infestations. With growing interest in non-lethal options, it is becoming increasingly important for PMPs to have proven non-lethal tools at their disposable. Our goal is to provide PMPs with this proven solution to help expand their service offering and serve customers that are looking to decrease or eliminate the amount of lethal methodologies used in their integrated pest management programs.

Our flagship fertility control product, ContraPest is a liquid fertility control bait containing the active ingredients 4-vinylcyclohexene diepoxide (“VCD”) and triptolide. When consumed, ContraPest targets reproduction, limiting fertility in male and female Norway and roof rats beginning with initial consumption. We submitted ContraPest for registration with the EPA on August 23, 2015, and the EPA granted registration approval for ContraPest effective August 2, 2016. We expect to continue to pursue regulatory approvals and amendments to existing registration in the United States for ContraPest, including additional species and additional jurisdictions.

We believe ContraPest is the first and only non-lethal, fertility control product approved by the EPA for the management of rat populations. In addition to the EPA registration of ContraPest in the U.S., we must obtain registration from the various state regulatory agencies prior to being used in each state. We have received registration for ContraPest in all 50 states and the District of Columbia.

Besides providing just the product, SenesTech provides PMPs with product training, and supports the PMPs by creating tools, training and awareness campaigns to help inform their customers, specifically within the food safety industry and larger residential customers, such as Home Owners Associations (HOAs), on the benefits of including ContraPest into their IPM protocols.

Potential Need for Additional Capital

Since our inception, we have sustained significant operating losses in the course of our research and development activities, and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement with Neogen. In 2017, we began full scale marketing of our first product, ContraPest, and we continue to develop other product candidates, which are in various phases of development. We have funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock. Such sales include:

(i)	an initial public offering of 1,875,000 shares of our common stock on December 8, 2016 with warrants to purchase an additional 187,500 shares issued to Roth Capital Partners, LLC with an exercise price of $9.60 per share, as underwriter,

(ii)	a public offering on November 21, 2017 of 5,860,000 shares of our common stock at $1.00 per share with warrants issued to investors to purchase an additional 4,657,500 shares of our common stock with an initial exercise price of $1.50 per share, and warrants issued to Roth Capital Partners, LLC, as underwriter, to purchase an additional 945,000 shares with an exercise price of $1.50 per share,

(iii)

a rights offering in August, 2018 (the “Rights Offering”), where we issued and sold 5,357,052 shares of our common stock issued at $1.15 per share with warrants to purchase an additional 5,357,052 shares with an exercise price of $1.15 per share, and warrants issued to Maxim Group, LLC, as dealer-manager, to purchase an additional 267,853 shares at $1.725 per share, and

(iv)	a private placement of warrants to purchase 1,133,909 shares of common stock in June 2018 with an exercise price of $1.82 per share.

We have also raised capital through debt financing, consisting primarily of convertible notes; and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees. In June 2018, the Company received $2.2 million and issued 1,475,659 common shares upon the exercise of 1,475,659 warrants that were issued on November 21, 2017. In exchange for the exercise of 1,133,909 of those warrants, the Company issued new warrants to purchase an additional 1,133,909 shares with an exercise price of $1.82 per share.

Through June 30, 2018, we had received net proceeds of $56.5 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and $0.1 million in product sales. At June 30, 2018, we had an accumulated deficit of $80.4 million and cash and cash equivalents and highly liquid investments of $4.3 million.

Our ultimate success depends upon the outcome of a combination of factors, including: (i) successful commercialization of ContraPest and ongoing regulatory approval of our other product candidates; (ii) market acceptance, commercial viability and profitability of ContraPest and other products; (iii) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development; (v) the ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.

Based upon our current operating plan, we expect that cash and cash equivalents and highly liquid, short term investments at June 30, 2018, in combination with anticipated revenue and net proceeds of $5.4 million from the Rights Offering that closed on August 13, 2018, will be sufficient to fund our current operations for the near future. However, if anticipated revenue targets are not achieved, we may seek to reduce operating expenses and are likely to require additional capital in order to fund our operating losses and research and development activities until we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate development and commercialization efforts.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2018, the Company’s operating results for the three and six months ended June 30, 2018 and 2017, and the Company’s cash flows for the six months ended June 30, 2018 and 2017. The accompanying financial information as of December 31, 2017 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended for the year ended December 31, 2017. All amounts shown in these financial statements and accompanying notes are in thousands, except percentages and per share and share amounts.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The significant estimates in the Company’s financial statements include the valuation of preferred stock, common stock and related warrants, and other stock-based awards. Actual results could differ from such estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no material impact on net earnings, financial position or cash flows.

Cash and Cash Equivalents

The Company considers money market fund investments to be cash equivalents. The Company had cash equivalents of $11 and $3 at June 30, 2018 and December 31, 2017, respectively, included in cash as reported.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $5 as of June 30, 2018 and $0 at December 31, 2017.

Deferred Offering Costs

Deferred offering costs consist primarily of legal, accounting and other direct and incremental fees and costs related to the Rights Offering that closed on August 13, 2018. Total deferred offering costs will be offset against the proceeds received from the Rights Offering during the quarter ending September 30, 2018. There were no deferred offering costs at December 31, 2017.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials and finished goods. As of June 30, 2018 and December 31, 2017, the Company had inventories of $1.2 million and $540, respectively.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of the fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The performance obligations identified by the Company under Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers, are similar to the unit of account and performance obligation determination under ASC Topic 605, Revenue Recognition.

There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the three and six months ended June 30, 2018 and 2017, or the twelve months ended December 31, 2017

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

The Company derives revenue primarily from commercial sales of products.

For the three and six months ended June 30, 2018, the Company generated net revenues of $19 and $54, respectively and $10 and $17 for the three and six months ended June 30, 2017 respectively, from the sale of ContraPest.

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

The stock-based compensation expense recorded for the three and six months ended June 30, 2018 and 2017, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Research and development	$29	$90	$58	$184
General and administrative	2,008	721	2,677	1,688
Total stock-based compensation expense	$2,037	$811	$2,735	$1,872

See Note 13 for additional discussion on stock-based compensation.

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

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of June 30, 2018 or December 31, 2017 and as such, no interest or penalties were recorded in income tax expense.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  SAB 118 provides a measurement period that should not extend beyond one year from the date of enactment for companies to complete the accounting under ASC 740, Income Taxes.  The Company is still analyzing the Tax Act and the impact, if any, it will have.

Comprehensive Loss

Net loss and comprehensive loss were the same for all periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying financial statements.

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the three and six months ended June 30, 2018 and 2017. Therefore, basic and diluted loss per share attributable to common stockholders are the same for each period presented.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	June 30,
	2018	2017
Common stock purchase warrants	6,090,035	829,285
Restricted stock units	209,579	386,649
Common stock options	1,719,771	1,603,800
Total	8,019,385	2,819,734

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance allows an entity to reclassify the income tax effects of the Public Law 115-97 “An Act to Provide Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” commonly known as the Tax Cuts and Job Act of 2017 (the “Tax Act”) on items within accumulated other comprehensive income/(loss) to retained earnings. This new guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted retrospectively to each period in which a taxpayer recognizes the effect of the change in the U.S. federal corporate income tax rate from the Tax Act. The Company is currently assessing the impact of ASU 2018-02 on our consolidated financial statements and related disclosures.

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

(In thousands, except share and per share data)

Note 3 - Fair Value Measurements – (continued)

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$11	$—	$—	$11

Corporate fixed income debt securities	—	2,447	—	2,447

Total	$11	$2,447	$—	$2,458
Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$1	$1
Total	$—	$—	$1	$1

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$3	$—	$—	$3

Corporate fixed income debt securities	—	5,023	—	5,023

Total	$3	$5,023	$—	$5,026
Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$—	$—
Total	$—	$—	$—	$—

(1) The change in the fair value of the common stock warrant and convertible notes payable for the three and six months ended June 30, 2018 was recorded as a decrease to other income (expense) and interest expense of $1 and $1, respectively, in the statements of operations and comprehensive loss.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 - Investments in Securities Held to Maturity

As of June 30, 2018, investment in securities held to maturity primarily consisted of corporate fixed income securities The Company classifies all investments as held to maturity as these investments are short term, highly liquid investments which we intend to hold to maturity. Held to maturity securities are recorded at cost plus or minus market fluctuation and gains and losses are recognized as the sale or redemption of the securities is realized. Gains and losses are included in non-operating other income (expense) on the condensed statement of operations and are derived using the specific identification method for determining the cost of the securities sold. For the three and six months ended June 30, 2018, the Company recorded $14 and $32 net gain (loss) on investments recorded, respectively. Interest and dividends on investments held to maturity are included in interest and other income, net, in the condensed statements of operations.

The following is a summary of held to maturity securities at June 30, 2018:

		June 30, 2018
	Contractual Maturity (in months)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds		$—	$—	$—	$—
Corporate fixed income securities	Less than 12 months	2,446	1	—	2,447

Total investments		$2,446	$1	$—	$2,447

Note 5 - Prepaid Expenses

Prepaid expenses consist of the following:

	June 30,	December 31,
	2018	2017
Director compensation	$—	$66
Director and officer insurance	78	33
NASDAQ fees	28	—
Legal retainer	25	25
Inventory purchase deposits	20	20
Professional services retainer	8	8
Rent	18	—
Equipment service deposits	6	7
Lease and other deposits	14	—
Engineering, software licenses and other	5	11
Total prepaid expenses	$202	$170

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6 - Property and Equipment

Property and equipment, net consist of the following:

	Useful	June 30,		December 31,
	Life	2018		2017
Research and development equipment	5 years	$1,359		$1,349
Office and computer equipment	3 years	685		672
Autos	5 years	54	(1)	305
Furniture and fixtures	7 years	34		34
Leasehold improvements	*	293		283
Construction in process		78		—
		2,503		2,643
Less accumulated depreciation and amortization		(1,361)		(1,189)
Total		$1,142		$1,454

* Shorter of lease term or estimated useful life

(1)	In April 2018, the Company sold a vehicle that was used for field service support. Gross proceeds of $185 were received and the Company recognized $15 loss on the sale of the asset.

(2)	Construction in process consists of tooling costs for the manufacture of an alternative ContraPest delivery system. This tooling is expected to be placed in service during the third quarter of 2018.

Depreciation and amortization expense was approximately $107 and $95 for the three months ended June 30, 2018 and 2017, respectively, and $224 and $154 for six months ended June 30, 2018 and 2017, respectively.

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2018	2017
Compensation and related benefits	$207	$304
Accrued Litigation	269	269
Board Compensation	12	16
Delaware Franchise Tax-Other	5	—
Total accrued expenses	$493	$589

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 8 - Borrowings

A summary of the Company’s borrowings, including capital lease obligations, is as follows:

	June 30,	December 31,
Short-term debt:	2018	2017

Current portion of long-term debt	244	177
Total short-term debt	$244	$177
Long-term debt:
Capital lease obligations	$245	$272
Other promissory notes	309	496
Total	554	768
Less: current portion of long-term debt	(244)	(177)
Total long-term debt	$310	$591

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

Note 9 - Notes Payable, Related Parties

A summary of the Company’s notes payable, related parties is as follows:

	June 30,	December 31,
	2018	2017
Unsecured promissory note, interest rate of 4.25% and 8% per annum	$3	$12
Total notes payable, related parties	3	12
Less: current portion of notes payable, related parties	3	12
Total notes payable, long-term	$—	$—

In April 2013, the Company and a previous employee entered into an agreement to settle all outstanding obligations consisting of a promissory note of $40, dated March 2009, and deferred salaries amounting to $72. The note and salary obligation continue to bear interest at 8% and 4.25%, respectively. The note requires monthly payments of $1 and matured in May 2018, but the final disbursement was not made until July, 2018. The deferred salary obligation required monthly payments of $1 and matured in June 2018, with final payment made in July, 2018.

Amounts outstanding on these obligations were $3 and $12 at June 30, 2018 and December 31, 2017, respectively.

Interest expense on the notes payable, related parties, was $0 for the three and six months ended June 30, 2018 and $1 for the year ended December 31, 2017 respectively.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 10 - Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of June 30, 2018 as follows:

	Number
	of	Date
Common Stock Warrants	Warrants	Issued	Term	Exercise Price
Outstanding at December 31, 2016	829,285
Common Stock Offering Warrants Issued	4,657,500	November 2017	5 years	$1.50
Common Stock Offering Underwriter Warrants	945,000	November 2017	5 years	$1.50
Outstanding at December 31, 2017	6,431,785
Warrants issued	1,133,909	June 2018	5 years	$1.82
Warrants exercised	(1,475,659)
Outstanding at June 30, 2018	6,090,035

(1) The common stock warrants issued in November 2017 with an initial exercise price of $1.50 per share adjusted downward to $0.95 per share effective July 24, 2018 in connection with our Rights Offering pursuant to antidilution price adjustment protection contained within those warrants.

On November 21, 2017, the Company issued a total of 4,657,500 detachable common stock warrants issued with the second public offering of 5,860,000 shares of its common stock at $1.00 per share. The common stock warrant is exercisable until five years from the date of grant. The common shares of the Company’s stock and detachable warrants exist independently as separate securities. As such, the Company estimated the fair value of the common stock warrants, exercisable at $1.50 per share, to be $661 using a lattice model based on the following significant inputs: Common stock price of $1.00; comparable company volatility of 73.8%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 1.87. The initial exercise price of these warrants was $1.50 per share, which adjusted downward to $0.95 per share in connection with the Rights Offering pursuant to antidilution price adjustment protection contained within these warrants.

On June 20, 2018, the Company entered into an agreement with a holder of 1,133,909 of the November 2017 warrants to exercise its original warrant representing 1,133,909 million shares of Common Stock for cash at the $1.50 exercise price for gross proceeds of $1.7 million and the Company issued to holder a new warrant to purchase 1,133,909 shares of Common Stock at an exercise price of $1.82 per share. In June 2018, the Company recorded stock compensation expense of $1.7 million representing the fair value of the of 1,133,909 warrants issued. The Company estimated the fair value of the common stock warrants, exercisable at $1.82 per share, to be $1.7 million using a Black Scholes model based on the following significant inputs: Common stock price of $2.11; comparable company volatility of 72.6%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 2.8%.

Also in June 2018, an additional 341,750 of the November 8, 2017 warrants were exercised for gross proceeds of $513.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 10 - Common Stock Warrants and Common Stock Warrant Liability-continued

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

The estimated fair value of the derivative warrant liability was $1 at June 30, 2018. As this derivative warrant liability is revalued at the end of each reporting period, the fair values as determined at the date of grant and subsequent periods was based on the following significant inputs using a Monte Carlo option pricing model: common stock price of $7.91; comparable company volatility of 77.7% of the underlying common stock; risk-free rates of 1.93%; and dividend yield of 0%; including the probability assessment of a terminating change event occurring. The change in fair value of the derivative warrant liability was $1 for the three and six months ended June 30, 2018 and was recorded in other income (expense) in the accompanying statements of operations and comprehensive loss.

Note 11 - Stockholders’ Deficit

Common Stock

The Company had 18,040,497 and 16,404,195 shares of common stock issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018, the Company issued 1,636,802 shares of common stock as follows:

an aggregate of 1,475,659 for net proceeds of $2.1 million for the exercise of the Company’s November 2017 warrants (see Note 11 for further details.), : 13,900 shares for the cashless exercise of stock options, 32,625 shares to a former employee for the net settlement of restricted stock units whose vesting accelerated upon the termination of their employment contract, 37,162 shares to a Board member in net settlement of Board compensation totaling $28 and 76,956 shares for the net settlement of restricted stock units that vested during the period.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 12 - Stock-based Compensation

On June 12, 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”) to replace the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The 2018 Plan authorizes the issuance of 1,000,000 shares of our common stock. In addition, up to 2,874,280 shares of our common stock currently reserved for issuance under the 2015 Plan became available for issuance under the 2018 Plan to the extent such shares were available for issuance under the 2015 Plan as of June 12, 2018 or cease to be subject to awards outstanding under the 2015 Plan, such as by expiration, cancellation, or forfeiture of such awards.

The stock-based awards are generally issued with a price equal to no less than fair value at the date of grant. Options granted under the 2018 Plan generally vest immediately, or ratably over a two- to 36-month period coinciding with their respective service periods; however, participants may exercise their options prior to vesting as provided by the 2018 Plan. Unvested shares issued for options exercised early may be subject to a repurchase by the Company if the participant terminates, at the original exercise price. Options under the 2018 Plan generally have a contractual term of five years. Certain stock option awards provide for accelerated vesting upon a change in control. As of June 30, 2018, the Company had 1,862,875 shares of common stock available for issuance under the 2018 Plan.

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

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the six months ended June 30, 2018, were as follows:

	Employee	Non-Employee
Expected volatility	71.0% -72.8%	N/A
Expected dividend yield	—	N/A
Expected term (in years)	3.0-3.5	N/A
Risk-free interest rate	1.58%-2.64%	N/A

Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption was determined based on historical volatilities from traded options of biotech companies of comparable in size and stability, whose share prices are publicly available The expected term of options granted to employees is calculated based on the mid-point between the vesting date and the end of the contractual term according to the simplified method as described in SEC Staff Accounting Bulletin 110 because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its awards have been outstanding. For non-employee options, the expected term of options granted is the contractual term of the options. The risk-free rate by reference to the implied yields of U.S. Treasury securities with a remaining term equal to the expected term assumed at the time of grant. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not intend to pay dividends on its shares of capital stock.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 12 - Stock-based Compensation – (continued)

The table summarizes the stock option activity, for both the 2018 and the 2015 plans, for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2017	1,651,800	$1.67	3.7	$—
Granted	167,471	$1.58	4.9	$—
Exercised	(49,000)	$0.50	—	$—
Forfeited	(50,500)	$—	—	$—
Expired	—	$—	—	$—
Outstanding at June 30, 2018	1,719,771	$1.57	4.0	$103,186
Exercisable at June 30, 2018	1,382,175	$1.56	3.8	$96,752

(1)	The aggregate intrinsic value on the table was calculated based on the difference between the estimated fair value of the Company’s stock and the exercise price of the underlying option. The estimated stock values used in the calculation was $1.63 and $0.72 per share for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.

The stock-based compensation expense was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Research and development	$29	$90	$58	$184
General and administrative	2,008	721	2,677	1,688
Total stock-based compensation expense	$2,037	$811	$2,735	$1,872

The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.

At June 30, 2018, the total compensation cost related to unvested options not yet recognized was $1,343, which will be recognized over a weighted average period of four years, assuming the employees complete their service period required for vesting.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 12 - Stock-based Compensation – (continued)

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2018:

	Number of Units		Weighted Average Grant-Date Fair Value Per Units
Outstanding as of December 31, 2017	287,885		$1.86
Granted	75,732		$1.62
Vested	(150,461	)(1)	$2.96
Forfeited	(3,577)		$6.99
Outstanding as of June 30, 2018	209,579		$0.90

(1)	In February 2018, the Company net issued 32,625 shares of common stock to a former employee of the Company under the employee’s separation agreement, which accelerated the vesting of certain restricted stock units.

Note 13 - License and Other Agreements

Neogen Corporation

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 13 - License and Other Agreements-continued

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

Note 14 - Commitments and Contingencies

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 14 - Commitments and Contingencies-continued

Lease Commitments

Rent expense was $121 and $165 for the six months ended June 30, 2018 and June 30, 2018, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum capital lease payments as of June 30, 2018 are as follows:

	Capital Leases	Operating Lease
Years Ending December 31,
2018	50	127
2019	92	221
2020	71	—
2021	57	—
2022	28	—
Total minimum lease payments	$298	$348

Capital Leases

Less: amounts representing interest (6.39%, ranging from 10.48% to 11.56%)	$52

Present value of minimum lease payments	246

Less: current installments under capital lease obligations	74

Total long-term portion	$172

Note 15 - Subsequent Events

Rights Offering

On August 13, 2018, the Company closed a Rights Offering. Pursuant to the Rights Offering, the Company accepted subscriptions for 5,357,052 units for a purchase price of $1.15 per unit, with each unit consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant. Each warrant included in the unit was exercisable for one share of the Company’s common stock at an exercise price of $1.15 per share. At closing of the Rights Offering, the Company issued 5,357,052 shares of its common stock and 5,357,052 warrants to purchase shares of its common stock at an exercise price of $1.15 per share. The Rights Offering generated net proceeds to the Company of approximately $5.4 million after the payment of fees and expenses related to the Rights Offering. In connection with the closing of the Rights Offering, the Company issued a warrant to purchase 267,853 shares of common stock to Maxim Partners LLC, an affiliate of the dealer-manager of the Rights Offering.

In July 2018, the Company net issued 27,738 shares of common stock for the net settlement of restricted stock units that vested during the period.

The Company has evaluated subsequent events from the balance sheet date through August 14, 2018, the date at which the financial statements were issued, and determined that there were no other items that require adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “SenesTech,” the “Company,” “we,” “us,” or “our” refer to SenesTech, Inc., a Delaware corporation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, notes to our condensed consolidated financial statements and elsewhere in this report are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, our expectations regarding new accounting standards on our financial results, our expectations regarding our critical accounting policies; our expectations regarding our current operating plan, including operating expenses and revenue expectations, our beliefs regarding the use of stock-based awards as a compensation tool, our beliefs regarding certain tax positions, our beliefs regarding our revenue targets and the sufficiency of our liquidity and capital resources, our beliefs regarding ongoing litigation, our expectations regarding our significant employees, our expectations regarding commercialization of ContraPest and product development of our other product candidates, our expectations regarding our sales channel, including distributors, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part II of this Report, entitled “Risk Factors,” and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Since our inception in 2004, we have devoted substantially all of our resources to organizing and staffing our company, conducting research and development activities for our product candidates, business planning, raising capital and acquiring and developing product and technology rights. Until August 2016, we did not have any products approved for sale, and we have generated minimal revenue from product sales to date. We have primarily funded our operations to date with proceeds from the sale of common stock and preferred stock, the issuance of convertible and other promissory notes and, to a lesser extent, payments received in connection with research grants and licensing fees. Through June 30, 2018, we had received net proceeds of $56.5 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and $0.1 million in product sales. At June 30, 2018, we had an accumulated deficit of $80.4 million and cash and cash equivalents and highly liquid investments of $4.3 million.

We have incurred significant operating losses every year since our inception. Our net losses were $4.1 million, $6.8 million and $12.3 million for the three and six months ended June 30, 2018 and the year ended December 31, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $80.4 million. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

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

As a result, a significant portion of our operating expenses includes stock-based compensation expense. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy. Specifically, our stock-based compensation expense for the six months ended June 30, 2018 and June 30, 2017, was $2.7 million and $1.9 million, respectively, which represented 40.0% and 26.5%, respectively, of our total operating expenses for those periods.

Components of our Results of Operations

Revenue

We recognized net product sales revenue of $36,000 and $10,000 for the three months ended June 30, 2018 and 2017, respectively, and $55,000 and $17,000 and for the six months ended June 30, 2018 and 2017, respectively. The increase in our product sales revenue was a result of increased sales of ContraPest to our distributors. Prior to 2017, all of our revenue was derived from payments received in connection with research grants and licensing fees received under the former license agreement with Neogen. We recognized $0 revenue for the three and six months ended June 30, 2018 and June 30, 2017, respectively, for services performed under NIH grants and in licensing fees under our former license agreement with Neogen. We do not anticipate additional grant revenue under the NIH grants or additional revenue from our former license agreement with Neogen.

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

Other Income (Expense), Net

Interest Income. Interest income consists primarily of interest income earned on cash and cash equivalents. Prior to 2017, our interest income has not been significant due to nominal cash and investment balances and low interest earned on invested balances. For the three months and six months ended June 30, 2018, we recorded $1,000 and $7,000 of interest income on our cash and short term, highly liquid investments, respectively, compared to $1,000 and $11,000 for the three months and six months ended June 30, 2017, respectively. The decrease in interest income was primarily due to a decrease in investments as monies previously invested were used for operating expenses.

Interest Expense. Interest expense for the six months ended June 30, 2018 and the year ended December 31, 2017 consists primarily of interest accrued on our capital lease and note commitments. For the three months and six months ended June 30, 2018, we recorded $22,000 and $44,000 of interest expense, respectively, compared to $8,000 and $21,000 for the three months and six months ended June 30, 2017, respectively. The increase in interest expense was primarily due to an increase in note commitments during 2017 for asset acquisitions.

Other Income (Expense), Net. Other income (expense), net, consists primarily of recognized change in value of short-term investments and income (expense) related to the year-over-year fair market value adjustment of our derivative warrant and losses associated with the early extinguishment of debt. We recorded other expense of $7,000 and other income of $6,000 of other income, net, for the three months and six months ended June 30, 2018, respectively, compared to other income of $31,000 and $39,000 for the three months and six months ended June 30, 2017, respectively. The decrease in other income was primarily due to a $10,000 loss on extinguishment of debt and less fluctuation in the fair market value of our derivative warrant resulting in less income from reduced derivative warrant liability.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three and six months ended June 30, 2018 and the year ended December 31, 2017 has been affected by the valuation allowance on the Company’s deferred tax assets.

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of June 30, 2018, we had federal net operating loss carryforwards of $49.2 million which begin to expire in 2023 and state net operating loss carryforwards of $38.4 million which began to expire in 2016, unless utilized.

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three and six months ended June 30, 2018 and 2017:

SENESTECH, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Revenue:
Sales	$36	$10	$55	$17
Cost of sales	20	12	39	16
Gross profit (loss)	16	(2)	16	1

Operating expenses:
Research and development	636	973	1,270	1,796
General and administrative	3,465	2,632	5,493	5,271
Total operating expenses	4,101	3,605	6,763	7,067

Net operating loss	(4,085)	(3,607)	(6,747)	(7,066)

Other income (expense):
Interest income	1	1	7	11
Interest expense	(22)	(8)	(44)	(21)
Interest expense, related parties	—	—	—	(1)
Other income (expense)	(7)	31	6	39
Total other income (expense)	(28)	24	(31)	28

Net loss	$(4,113)	$(3,583)	$(6,778)	$(7,038)

Weighted average common shares outstanding - basic and fully diluted	16,696,051	10,205,601	16,596,770	10,183,383

Net loss per common share - basic and fully diluted	$(0.25)	$(0.35)	$(0.41)	$(0.69)

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017:

Revenue

Revenue was $36,000 for the three months ended June 30, 2018, compared to $10,000 for three months ended June 30, 2017. The increase in our product sales revenue of $26,000 was a result of increased sales of ContraPest through our distributor channels.

Cost of Goods Sold

Cost of goods sold was $20,000 for the three months ended June 30, 2018, compared to $12,000 for three months ended June 30, 2017. The increase in cost of goods sold corresponded to the increase in sales of ContraPest.

Research and Development Expenses

	Three Months Ended June 30,		Increase /
	2018	2017	(Decrease)
	(in thousands)
Direct research and development expenses:
Unallocated expenses:
Personnel related (including stock-based compensation)	$373	$420	$(47)
Professional Fees/Consultants	8	197	(189)
Facility related	54	74	(20)
Other	201	282	(81)
Total research and development expenses	$636	$973	$(337)

Research and development expenses were $636,000 for the three months ended June 30, 2018, compared to $973,000 for the same period in 2017. The $337,000 decrease in research and development expenses was primarily due to a decrease of $189,000 in professional fees/consultant expenses, a decrease in personnel-related costs of $47,000, a decrease in facility expenses of $20,000 and a decrease in other expenses of $81,000. The decrease in personnel-related costs resulted from an increase in research and development salaries of $34,000 due to additional headcount offset by a decrease in stock-based compensation expense of $61,000 and reduced employee benefits of $20,000. Professional services and consulting expenses decreased $189,000 for the three months ended June 30, 2018, compared to the same period in 2017 primarily due to a decrease in synthetic triptolide research fees and legal fees associated with regulatory approval. . Rent and utilities for the three months ended June 30, 2018 decreased $20,000 over the same period in 2017 due primarily to a decrease in rent expense. Other expenses decreased by $81,000 to $201,000 for the three months ended June 30, 2018 as compared to $282,000 for the same period in 2017, primarily due to decreased travel expenses of $24,000 related to reduced field team on-site evaluations of potential customers and research operations, decreased depreciation expense of $19,000, lower training expenses of $18,000, lower lab fees of $10,000 and reduced office and supplies expenses of $10,000.

We continue to investigate applications of our core technology to other product candidates, which includes laboratory tests and academic collaborations. We also continue to develop our supply chain, particularly identifying and improving our sourcing of triptolide, a key active ingredient for our product candidates.

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended June 30, 2018, compared to $2.6 million for the three months ended June 30, 2017. The increase of $0.9 million in general and administrative expenses was primarily due to an increase of $896,000 in personnel related expenses, an increase of $19,000 in insurance expenses related to the increased D&O insurance expense and an increase in trade show expenses of $36,000 due to the commercialization of ContraPest, offset by a decrease of $14,000 in travel expenses and a decrease of $41,000 in professional services expenses due to lower sales consulting and Inmet contract fees. The increase in personnel related expenses consisted of an increase in stock-based compensation of $1.2 million, primarily due to stock compensation expense of $1.7 million associated with inducement warrants issued in June, offset by a decrease of $512,000 in net salary costs due to reduced payroll taxes associated with net settlement tax expense and non-inducement grant stock compensation.

Interest Expense

We recorded $21,000 of interest expense, net for the three months ended June 30, 2018, compared to $7,000 for the same period in 2017. The increase in interest expense of $14,000 was the result of increased debt in the form of notes payable and leases on equipment acquisitions during 2017.

Other Income (Expense), Net

We recorded $7,000 of other expense, net for the three months ended June 30, 2018, compared to $31,000 of other income for the same period in 2017. The $38,000 net decrease in other income was primarily due to lower income recognized for year-over-year fair market value adjustment of our convertible promissory notes a $10,000 loss on the early extinguishment of a note payable.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017:

Revenue

Revenue was $55,000 for the six months ended June 30, 2018, compared to $17,000 for three months ended June 30, 2017. The increase in our product sales revenue of $26,000 was a result of increased sales of ContraPest  through our distributor channels.

Cost of Goods Sold

Cost of goods sold was $39,000 for the six months ended June 30, 2018, compared to $16,000 for six months ended June 30, 2017. The increase in cost of goods sold corresponded to the increase in product sales.

Research and Development Expenses

	Six Months Ended June 30		Increase/
	2018	2017	(Decrease)
	(in thousands)
Direct research and development expenses:
Unallocated expenses:
Personnel related (including stock-based compensation)	$760	$839	$(79)
Professional Fees/Consultants	22	233	(211)
Facility related	113	152	(39)
Other	375	572	(197)
Total research and development expenses	$1,270	$1,796	$(526)

Research and development expenses were approximately $1.3 million for the six months ended June 30, 2018, compared to approximately $1.8 million for the same period in 2017. The $500,000 decrease in research and development expenses was partially due to a decrease of $79,000 in personnel-related costs. This decrease in personnel-related costs resulted from increased research and development salaries of $47,000 due to headcount additions in the fourth quarter of 2017 offset by a decrease in stock-based compensation expense of $126,000. Professional services and consulting expenses decreased $211,000 for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to lower synthetic triptolide research fees and legal fees. Facilities expenses for the six months ended June 30, 2018 were lower than the same period in in 2017 by $39,000 due to the termination of a lease on the east coast for field operations. Other expenses for the six months ended June 30, 2018 were lower by $197,000 due to a reduction of supplies and maintenance expenses.

We continue to investigate applications of our core technology to other product candidates, which includes laboratory tests and academic collaborations. We also continue to develop our supply chain, particularly identifying and improving our sourcing of triptolide, a key active ingredient for our product candidates.

General and Administrative Expenses

General and administrative expenses were $5.5 million for the six months ended June 30, 2018, compared to $5.3 million for the six months ended June 30, 2017. The increase of $0.2 million in general and administrative expenses was due to an increase of $300,000 in personnel related expenses, a decrease in professional service/consultant expenses of $330,000, a decrease in travel and entertainment expenses of $121,000 and a decrease in office and expensed computer expenses of $50,000, offset by an increase in insurance expenses, primarily director and officer insurance. The increase in personnel related expenses consisted of an increase in stock based compensation of $800,000, primarily due to stock compensation expense related to the issuance of warrants, offset by a decrease of $105,000 in recruiting expenses and a decrease of $395,000 in payroll taxes, reflecting lower net settlement tax charges. The decrease in professional service and consulting expenses was primarily due to lower spending in research related to the Inmet contract.

Interest Expense

We recorded $37,000 of interest expense, net for the six months ended June 30, 2018, compared to $11,000 for the same period in 2017. The increase in interest expense of $26,000 was the result of increased debt in the form of notes payable and leases on equipment acquisitions during 2017.

Other Income (Expense), Net

We recorded $6,000 of other income, net, for the six months ended June 30, 2018, compared to $39,000 of other expense for the same period in 2017. The $33,000 net decrease in other income was primarily due to lower income recognized for year-over-year fair market value adjustment of our convertible promissory notes a $10,000 loss on the early extinguishment of a note payable in the six months ended June 30, 2018.

Liquidity and Capital Resources

Since our inception, we have sustained significant operating losses in the course of our research and development activities and commercialization efforts, and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement with Neogen. In 2017, we began full scale marketing of our first product, ContraPest, and we continue to develop other product candidates, which are in various phases of development. We have funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock, debt financing, consisting primarily of convertible notes; and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees. Through June 30, 2018, we had received net proceeds of $56.5 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, and an aggregate of $1.7 million from licensing fees. At June 30, 2018, we had an accumulated deficit of $80.4 million and cash and cash equivalents and highly liquid investments of $4.3 million.

Our ultimate success depends upon the outcome of a combination of factors, including: (i) successful commercialization of ContraPest and ongoing regulatory approval of our other product candidates; (ii) market acceptance, commercial viability and profitability of ContraPest and other products; (iii) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development; (v) the ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.

Based upon our current operating plan, we expect that cash and cash equivalents and highly liquid, short term investments at June 30, 2018, in combination with anticipated revenue and net proceeds of $5.4 million from the Rights Offering that closed on August 13, 2018, will be sufficient to fund our current operations for the near future. However, if anticipated revenue targets are not achieved, we may seek to reduce operating expenses and are likely to require additional capital in order to fund our operating losses and research and development activities until we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will need to continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate development and commercialization efforts.

Additional Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we market and focus on sales of ContraPest, and as we advance field studies of our product candidates in development. In addition, we will continue to incur costs associated with operating as a public company.

In particular, we expect to incur substantial and increased expenses as we:

●	Work to maximize market acceptance for, and generate sales of, our products;

●	Manage the infrastructure for the sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

●	Continue the research and development of ContraPest and our other product candidates, including engaging in any necessary field studies;

●	Seek additional regulatory approvals for ContraPest and our other product candidates;

●	Scale up manufacturing processes and quantities to meet future demand of ContraPest and any other product candidates for which we receive regulatory approval;

●	Continue product development of ContraPest and advance our research and development activities and advance the research and development programs for other product candidates;

●	Maintain, expand and protect our intellectual property portfolio; and

●	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2018	2017
Cash used in operating activities	$(4,553)	$(5,636)
Cash provided by (used in) investing activities	2,691	(3,803)
Cash provided by financing activities	1,608	287
Net increase (decrease) in cash and cash equivalents	$(254)	$(9,152)

Operating Activities

During the six months ended June 30, 2018, operating activities used $4.6 million of cash, primarily resulting from our net loss of $6.8 million and by changes in our operating assets and liabilities of $733,000, partially offset by non-cash charges of $3.0 million, consisting primarily of stock-based compensation, depreciation and amortization. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2018 consisted primarily of an increase in inventory of $648,000, prepaid expenses of $32,000, a decrease in accounts payable/accrued expenses of $27,000, an increase in receivables of $21,000 and a decrease in deferred rent, offset by a decrease in deposits of $7,000.

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

Investing Activities

For the six months ended June 30, 2018, net cash of $2.7 million was provided by investing activities consisting of $2.6 million of proceeds received from the sale of securities held to maturity and $185,000 of proceeds from the sale of equipment offset by $102,000 in purchases of property and equipment.

For the six months ended June 30, 2017, we used $3.8 million in investing activities consisting of $2.9 million of purchases in securities to be held to maturity and $863,000 in purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2018, net cash provided by financing activities was $1.6 million as a result of $2.2 million in proceeds from warrant exercises offset by payments of $335,000 of deferred offering costs, $207,000 of repayments of related to notes payable and notes payable, related party, $36,000 in repayments of capital lease obligations and $27,000 of payments for employee withholding taxes related to share-based awards.

During the six months ended June 30, 2017, net cash provided by financing activities was $287,000 as a result of $389,000 of proceeds from the issuance notes payable offset by repayments of $39,000 related to notes payable and notes payable related party and $63,000 in repayments of capital lease obligations.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the three months ended and six months ended June 30, 2018 and 2017, or the twelve months ended December 31, 2017.

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

We recorded stock-based compensation expense of approximately $2.0 million and $1.0 million for the three and six months ended June 30, 2018, respectively and $2.7 million and $1.9 million for the three and six months ended June 30, 2017, respectively. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Research and development	$29	$90	$58	$184
General and administrative	2,008	721	2,677	1,688
Total stock-based compensation expense	$2,037	$811	$2,735	$1,872

The intrinsic value of stock options outstanding as of June 30, 2018 was $103,000

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the Legal Proceedings set forth in in the risk factors set forth in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017.

Item 1A.	Risk Factors

The following risk factors and other information included in this Report include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017, as amended, and should be carefully considered before making an investment decision relating to our common stock. If any of the risks described below occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial results.

Risks Relating to our Business

Our products, including ContraPest and our other product candidates if approved, may not achieve adequate market acceptance necessary for commercial success.

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

Developing product candidates, including conducting experiments and field studies, obtaining and maintaining regulatory approval and commercializing any products later approved for sale, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we advance our commercialization activities. We plan to substantially expand our operations, and as a result of many factors, some of which may be currently unknown to us, our expenses may be higher than expected. Securing additional financing may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products, including ContraPest. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

If any of our product candidates are approved but fail to achieve market acceptance, we will not be able to generate significant revenues, which would compromise our ability to become profitable. Furthermore, the commercial success of ContraPest will depend on a number of factors, including the following:

●	The development of a commercial organization or establishment of a commercial arrangement with a commercial infrastructure;
●	Establishment of commercially viable pricing;
●	Our ability to continue to manufacture quantities of ContraPest using commercially acceptable processes and at a scale sufficient to meet anticipated demand and enable us to reduce our cost of manufacturing;
●	Our success in educating end users about the benefits, administration, and use of ContraPest;
●	The effectiveness of our own or our potential strategic partners’ marketing, sales and distribution strategy, and operations; and
●	A continued acceptable safety profile of ContraPest.

Many of these factors are beyond our control. If we are unable to successfully commercialize our products, including ContraPest, we may not be able to earn sufficient revenues to continue our business.

ContraPest is the first product we have marketed, and if we are unable to establish an effective sales force and marketing and distribution infrastructures, or enter into and rely upon acceptable third-party relationships, we may be unable to generate meaningful revenue.

We are developing but do not currently have a fully functional infrastructure for the sales, marketing, and distribution of our products and the cost of establishing and maintaining such an infrastructure may exceed the cost-effectiveness of doing so. In order to market ContraPest and any other products that may be approved by the EPA and comparable foreign regulatory authorities, we must continue to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for which we would incur substantial costs. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate meaningful product revenue and may not become profitable. Without an effective internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against more established companies.

Our future success is dependent on the commercialization of ContraPest and regulatory approval and commercialization of our other product candidates.

The EPA granted registration approval for ContraPest effective August 2, 2016 and as of July 12, 2018, we have received registration for ContraPest in all 50 states and the District of Columbia. However, we have not yet had meaningful sales of ContraPest, which is our only product to date that is available for commercialization and the generation of revenue.

We cannot commercialize our other product candidates in the U.S. without first obtaining regulatory approval for each product and each use pattern from the EPA or, if applicable, the Food and Drug Administration, or FDA, and from any related applicable state authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, the law requires that applicants demonstrate through laboratory and field studies and related data that the product candidate will perform its intended function without causing unreasonable adverse effects on the environment. The EPA or a comparable foreign regulatory authority may require more information, including additional data to support approval that may delay or prevent approval.

Regulatory approval processes of the EPA and comparable foreign regulatory authorities are lengthy, time-consuming and unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates or the desired classification, our business may fail.

Although we obtained EPA approval for ContraPest in less than one year, the EPA review process for a product with one or more new active ingredients typically takes approximately two years to complete and approval is never guaranteed. Additionally, we have requested that the EPA consider the reclassification of ContraPest from a “Restricted Use” to a “General Use” pesticide. The EPA could not approve the reclassification of ContraPest, or our other product candidates could fail to receive marketing approval from the EPA or, with respect to ContraPest or our other product candidates, from a comparable foreign regulatory authority for many reasons, including:

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

Any of these factors, some of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market any of our product candidates. Any such setback in our pursuit of regulatory approval would have a material adverse effect on our business, operating results and prospects.

Even following receipt of any regulatory approval for ContraPest and our other product candidates, we will continue to face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even following receipt of any regulatory approval for ContraPest or our product candidates, such products will be subject to ongoing requirements by the EPA and comparable state and foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping, and reporting of safety and other post-market information. The safety profile of any product will continue to be closely monitored by the EPA and comparable foreign regulatory authorities after approval. If the EPA or comparable foreign regulatory authorities become aware of new safety information related to ContraPest or any other product candidate, a number of potentially significant negative consequences could result, including:

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

In addition, the EPA strictly regulates the advertising and promotion of pest control products, and these pest control products may only be marketed or promoted for their EPA approved uses, consistent with the product’s approved labeling. Advertising and promotion of any product candidate that obtains approval in the U.S. will be heavily scrutinized by the EPA, other applicable state regulatory agencies and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement actions, inquiries and investigations, and civil, criminal and/or administrative sanctions imposed by the EPA, which could have a material adverse effect on our business, operating results and financial condition.

Failure to obtain regulatory approval in foreign jurisdictions would prevent ContraPest or any other product candidates from being marketed in those jurisdictions.

To market and sell our products globally, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain EPA approval. Obtaining foreign regulatory approvals and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties, and cost for us and could delay or prevent the introduction of our products in certain countries. Approval by the EPA does not ensure approval by regulatory authorities in other countries or jurisdictions. If we are unable to obtain approval of ContraPest or for any of our other product candidates by regulatory authorities in the global market, the commercial prospects of that product candidate would be limited and our business prospects could decline, which could have a material adverse effect on our business, operating results and financial condition.

We have internal manufacturing capabilities to meet our current demand for ContraPest, however, we must develop additional manufacturing capability or rely upon third parties to manufacture our products to meet future demand.

Our existing internal manufacturing platform is adequate for meeting our current demand for ContraPest . We may be required to spend significant time and resources to expand these manufacturing facilities to fully meet future demand. If we are unable to develop full-scale manufacturing capabilities, we may not be able to meet demand of our products without relying on third party manufacturers, which could adversely affect our operations or financial condition.

We will need to expand our operations and grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2018, we had 42 full-time and four part-time employees. As our development and commercialization plans and strategies develop, or as a result of acquisitions, we will need additional managerial, operational, sales, marketing, scientific, financial headcount, and other resources. Our management, personnel, and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

This quarterly report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for smaller reporting companies and emerging growth companies. As a result, we have not yet fully assessed our internal control over financial reporting and are unable to assure that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting, or to avoid potential future material weaknesses.

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

Our operations could be subject to a variety of potential business disruptions, including power shortages, telecommunications failures, water shortages, floods, fires, earthquakes, extreme weather conditions, medical epidemics and other natural or manmade disasters or other interruptions, for which we are predominantly self-insured. We do not carry insurance for all categories of risk that our business may encounter. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Moreover, we rely on various third parties to supply various ingredients and other items which are critical for producing our product candidates. Our ability to produce our product candidates would be disrupted if the operations of these suppliers are affected by a manmade or natural disaster or other business interruption. The ultimate impact on our operations from any business interruption impacting us or any of our significant suppliers is unknown, but our operations and financial condition would likely suffer material adverse consequences. Further, any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, results of operations, financial condition, and cash flows from future prospects.

We are dependent on triptolide, a key ingredient for ContraPest, which has limited sources and must be in a very refined condition.

We currently have one source of triptolide, which, in a purified form, is a key ingredient for ContraPest. If we are unable to develop additional sources of triptolide our long-term ability to produce ContraPest at a cost-effective price or in desired quantities could be in jeopardy. If market demand for triptolide causes the price to increase beyond our ability to market at a competitive price or causes the quality of the refined ingredient to be less than needed for our production, our ability to commercialize ContraPest could be limited or delayed, which would adversely affect our business, results of operations and financial condition.

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

We are subject to the Foreign Corrupt Practices Act, or FCPA, the U.S. Travel Act, the USA PATRIOT Act and other anti-bribery and anti-money laundering laws in countries in which we conduct our business. Anti-corruption laws are interpreted broadly and prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we commercialize our product candidates and commence international sales and business, we may engage with collaborators and third-party intermediaries to sell our products internationally and to obtain necessary permits, licenses and other regulatory approvals. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We may be found liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.

Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. Responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees, which could have a material adverse effect on our business, operating results or financial condition.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	Others may be able to make compounds that are the same as or similar to our future products but that are not covered by the claims of the patents that we own or have exclusively licensed;
●	We or any of our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions;
●	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing on our intellectual property rights;
●	Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	Our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	We may not develop additional proprietary technologies that are patentable; and
●	The patents of others may have an adverse effect on our business, operating results, and financial condition.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development of our product candidates. It may be necessary for us to use the patented or proprietary technology of a third party to manufacture or otherwise commercialize our own technology or products, in which case we would be required to obtain a license from such third party. Licensing such intellectual property may not be available or may not be available on commercially reasonable terms, which could have a material adverse effect on our business, operating results and financial condition.

Risks Related to our Capital Stock

We have incurred significant operating losses every quarter since our inception and anticipate that we will continue to incur significant operating losses in the future.

Investment in product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, or become commercially viable. To date, we have financed our operations primarily through research grants as well as through the sale of equity securities and debt financings. Until August 2, 2016, we did not have any products approved by a regulatory authority for marketing or commercial sale, and we have generated minimal revenue from product sales to date. We continue to incur significant research, development, and other expenses related to our ongoing operations, including sales, marketing, and distribution functionality. As a result, we are not profitable and have incurred losses in every reporting period since our inception. For the years ended December 31, 2017 and 2016, we reported net losses of $12.3 million and $10.9 million, respectively. For the six months ended June 30, 2018 and the six months ended June 30, 2017, we reported net losses of $6.8 million and $7.0 million, respectively As of June 30, 2018, we had an accumulated deficit since inception of $80.4 million.

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

We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If our product candidates do not gain sufficient regulatory approval, or if ContraPest fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Capital Market and Nasdaq could delist our common stock.

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. On January 3, 2018, we received a deficiency letter from the listing qualifications staff of the Nasdaq Stock Market, notifying us that, for the prior 30 consecutive business days, the closing bid price of our common stock was not maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rules, we had an initial compliance period of 180 calendar days, until July 2, 2018, to regain compliance with this requirement. On June 5, 2018, we received notice from the listing qualifications staff of the Nasdaq Stock Market, notifying us that the closing bid price of our common stock was greater than $1.00 per share for ten consecutive business days and that we had regained compliance with the minimum bid price requirement.

We cannot provide any assurance that our stock price will continue to satisfy the minimum bid price requirement or that we will be able to satisfy any other continued listing requirement of the Nasdaq Stock Market. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

If we are unable to continue as a going concern, our securities will have little or no value.

We have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. If we encounter significant issues or delays in the commercialization of ContraPest, these prior losses and expected future losses could have an adverse effect on our financial condition, negatively impact our ability to fund continued operations, our ability to obtain additional financing in the future and our ability to continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through financings, sales of our products, licensing fees, royalty payments, or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate sufficient product revenues, we expect to finance our cash needs primarily through the sale of equity securities, debt financings, credit facilities and government and foundation grants. We may also seek to raise capital through third party collaborations, strategic alliances and similar arrangements. We currently do not have any committed external source of funds. Raising funds in the future may present additional challenges and future financing may not be available in sufficient amounts or on terms acceptable to us, if at all. The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline. Certain of our outstanding warrants contain provisions that impose limitations on our ability to participate in certain variable rate transactions, including at-the-market transactions, which may limit our opportunities to obtain financing in sufficient amounts or on acceptable terms. The sale of additional equity or convertible debt securities would dilute all of our stockholders, and if such sales occur at a deemed issuance price that is lower than the current exercise price of our outstanding warrants sold to investors in November 2017, the exercise price for those warrants would adjust downward to the deemed issuance price pursuant to price adjustment protection contained within those warrants. The incurrence of indebtedness through credit facilities would result in increased fixed payment obligations and, potentially, the imposition of restrictive covenants. Those covenants may include limitations on our ability to incur additional debt, making capital expenditures or declaring dividends, and may impose limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts, or grant others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our share price may be volatile, which could subject us to securities class action litigation and your investment in our securities could decline in value.

Our stock could be subject to wide fluctuation in response to many risk factors listed in this section, and others beyond our control, including:

●	Market acceptance and commercialization of our products;
●	Our being able to timely demonstrate achievement of milestones, including those related to revenue generation, cost control, cost effective source supply, and regulatory approvals;
●	Our ability to remain listed on the Nasdaq Capital Market;
●	Results and timing of our submissions with the regulatory authorities;
●	Failure or discontinuation of any of our development programs;
●	Regulatory developments or enforcements in the United States and non-U.S. countries with respect to our products or our competitors’ products;
●	Failure to achieve pricing acceptable to the market;
●	Regulatory actions with respect to our products or our competitors’ products;
●	Actual or anticipated fluctuations in our financial condition and operating results, or our continuing to sustain operating losses;
●	Competition from existing products or new products that may emerge;
●	Announcements by us or our competitors of significant acquisitions, strategic arrangements, joint ventures, collaborations, or capital commitments;
●	Issuance of new or updated research or reports by securities analysts;
●	Announcement or expectation of additional financing efforts, particularly if our cash available for operations significantly decreases or if the financing efforts result in a price adjustment to certain outstanding warrants;
●	Fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	Share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	Additions or departures of key management or scientific personnel;
●	Disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
●	Entry by us into any material litigation or other proceedings;
●	Sales of our common stock by us, our insiders, or our other stockholders;
●	Exercise of outstanding warrants;
●	Market conditions for equity securities; and
●	General economic and market conditions unrelated to our performance.

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

The trading market for our common stock may depend on the research, reports and other information that securities or industry analysts, or other third-party sources of information, publish about us or our business. We do not have any control over these analysts or other third-party sources of information. From time to time inaccurate or unfavorable research or other information about our business, financial condition, results of operations and stock ownership may be published. We cannot assure that analysts will cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our share price could decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline. If incorrect or misleading information is disseminated publicly by third parties about us, our stock price could decline.

Future sales, or the possibility of future sales of a substantial number of our common shares or future sales at a lower price could adversely affect the price of the shares and dilute stockholders.

Future sales of a substantial number of shares of our common stock, or the perception that such sales will occur, could cause a decline in the market price of our common stock. This is particularly true if we sell our stock at a discount. As of August 2, 2018, we had 3,181,841 shares of our common stock subject to outstanding warrants that contain anti-dilution adjustments that provide for an adjustment to the exercise price for certain dilutive issuances of securities. If we offer or issue additional securities at a deemed price lower than the current exercise price of these outstanding warrants, these warrants will adjust pursuant to the price adjustment protection contained within these warrants. For example, our recent Rights Offering resulted in an additional downward adjustment of the exercise price of these warrants from $1.50 per share to $0.95 per share. Any future issuance of common stock or securities convertible or exercisable into our common stock could cause a further downward adjustment of the exercise price of these warrants to the deemed issuance price if the issuance price is less than the exercise price of the warrants at the time of the new issuance.

Also, in the future, we may issue additional shares of our common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our common share price to decline.

In connection with our Rights Offering, each of our directors and officers are subject to certain lock-up agreements that will expire in November 2018. Also in connection with our Rights Offering, we sold 5,357,052 shares of common stock, which are generally not subject to lock-up agreements and may be sold by the holder at any time, and warrants to purchase 5,357,052 shares of common stock, which are exercisable immediately by the holder. If these stockholders sell substantial amounts of common shares in the public market, or if the market perceives that such sales may occur, the market price of our common shares and our ability to raise capital through an issue of equity securities in the future could be adversely affected.

Our corporate documents and Delaware law and certain warrants contain provisions that could discourage, delay or prevent a change in control of our company.

Provisions in our certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation currently provides for a staggered board of directors, whereby directors serve for three-year terms, with approximately one-third of the directors coming up for reelection each year. Having a staggered board will make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors. Additionally, the warrants we issued in November 2017, June 2018 and the Rights Offering in August 2018 provide a Black Scholes value based payment in connection with certain transactions that may discourage, delay or prevent a merger or acquisition. We may issue additional warrants with similar terms.

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.

We are an “emerging growth company” as that term is used in the JOBS Act, and we intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our common stock being less attractive to investors and adversely affect the market price of our common stock or make it more difficult to raise capital as and when we need it.

We are an “emerging growth company” as that term is used in the JOBS Act, and we intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and exemptions from any rules that the Public Company Accounting Oversight Board may adopt requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements. We currently take advantage of some, but not all, of the reduced regulatory and reporting requirements that are available to us under the JOBS Act,and intend to continue to do so as long as we qualify as an “emerging growth company.” For example, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would have otherwise been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 20, 2018, we entered into a letter agreement with a certain holder of the Company’s outstanding warrants to purchase Common Stock, originally issued in November 2017. Pursuant to the letter agreement, the warrant holder agreed to exercise its warrants representing 1,133,909 million shares of Common Stock at an exercise price of $1.50 for gross proceeds to the Registrant of $1.7 million. The Company paid commissions totaling $119,000 to Maxim Group LLC, who acted as placement agent in the transaction. In connection with the letter agreement, the Registrant issued a new warrant to the holder to purchase an aggregate of 1,133,909 shares of Common Stock at a per share exercise price of $1.82. The warrant is exercisable for five years from the date of issuance. The securities issued in this transaction were exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) under the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act.

Item 5.	Other Information

On August 13, 2018, the Company closed a Rights Offering. Pursuant to the Rights Offering, the Company accepted subscriptions for 5,357,052 units for a purchase price of $1.15 per unit, with each unit consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant. Each warrant included in the unit was exercisable for one share of the Company’s common stock at an exercise price of $1.15 per share. At closing of the Rights Offering, the Company issued 5,357,052 shares of its common stock and 5,357,052 warrants to purchase shares of its common stock at an exercise price of $1.15 per share. The Rights Offering generated net proceeds to the Company of approximately $5.4 million after the payment of fees and expenses. In connection with the closing of the Rights Offering, the Company issued a warrant to purchase 267,853 shares of common stock to Maxim Partners LLC, an affiliate of the dealer-manager of the Rights Offering.

The following descriptions of the warrants issued to investors and the dealer-manager in the Rights Offering are not complete and are qualified by the form of investor warrant and form of dealer-manager warrant filed hereto as Exhibit 4.1 and Exhibit 4.2, respectively.

Common Stock Warrants Issued to Participants in the Rights Offering

Subject to a holder’s right to elect to receive a warrant in certificated form, all warrants purchased in the Rights Offering as part of the units were initially issued in book-entry, or uncertificated, form. The Warrants issued as a part of the Rights Offering are separately transferable following their issuance. Each Warrant entitles the holder to purchase one share of our Common Stock. Terms used but not otherwise defined herein will have the meaning given them in the warrant.

Duration and Exercise Price. The warrants have an exercise price of $1.15 per share and are exercisable upon issuance. The warrants will expire five years from the date of issuance.

Adjustment. For so long as the warrants remain outstanding, the exercise price and number of shares of Common Stock issuable upon exercise of the warrant is subject to adjustment as follows: (a) as the Company’s board of directors deems appropriate, or (b) upon subdivision (by stock spilt, stock dividend, recapitalization, or otherwise) or combination (by reverse stock split or otherwise) of shares of Common Stock.

Rights upon Distribution of Assets. In the event that the Company declares or makes any dividend or other distribution of its assets to holders of its Common Stock, the warrant holder will be entitled to participate in such distribution to the same extent that such holder would have participated therein if the holder had held the number of shares of Common Stock acquirable upon exercise of the warrant.

Fundamental Transaction. In the event of a Fundamental Transaction, as described in the warrants and generally including the sale, transfer or other disposition of all or substantially all of our properties or assets, our consolidation or merger with or into another person, recapitalization or reclassification or the acquisition of our outstanding Common Stock which results in any person or group becoming the beneficial owner of 50% of the voting power represented by our outstanding Common Stock, the holders of the warrants will be entitled to receive upon exercise of the warrants the kind and amount of securities, cash, assets or other property that the holders would have received had they exercised the warrants immediately prior to such Fundamental Transaction. Subject to certain limitations, in the event of a Fundamental Transaction the warrant holder may at its option require the Company or any Successor Entity to purchase the warrant from the holder by paying to the holder an amount of cash equal to the Black Scholes Value of the remaining unexercised portion of the warrant on the date of the consummation of the Fundamental Transaction.

Purchase Right. Any time that the Company grants, issues, or sells any securities pro rata to all of the record holders of the Common Stock (the “Purchase Right”), the holder of the warrant will be entitled to acquire the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon exercise of the warrant.

Transferability. Subject to applicable laws and restrictions on transfer, the warrant may be transferred at the option of the holder. The warrants are not listed on any securities exchange or nationally recognized trading system.

Redemption Right. We may redeem the Warrants for $0.01 per Warrant if the volume weighted average of our common stock closes for each of five consecutive trading days exceeds $2.875 per share, subject to certain conditions and limitations, provided that we may not do so prior to the date that is six months after the issuance date.

Exercisability. The warrants will be exercisable, at the option of each holder, in whole or in part, by delivering to us a duly executed exercise notice accompanied by payment in full for the number of shares of our Common Stock purchased upon such exercise. If, at the time a holder exercises its warrant, a registration statement registering the issuance of the shares of Common Stock underlying the warrants under the Securities Act is not then effective for the issuance or resale of such shares, then in lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the warrant.

Limitations on Exercise. A holder (together with its affiliates as determined in accordance with the warrant) may not exercise any portion of the warrant to the extent that the holder would own more than 4.99% of the outstanding Common Stock after exercise, except that upon at least 61 days’ prior notice from the holder to us, the holder may increase the amount of ownership of outstanding stock after exercising the holder’s warrants up to 9.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the warrants. A holder may also decrease the applicable percentage. No fractional shares of Common Stock will be issued in connection with the exercise of a warrant but rather the number of shares to be issued shall be rounded up to the nearest whole number.

Right as a Stockholder. Except as otherwise provided in the warrants or by virtue of such holder’s ownership of shares of our Common Stock, the holders of the warrants do not have the rights or privileges of holders of our Common Stock, including any voting rights, unless and until they exercise their warrants.

Waivers and Amendments. Subject to certain exceptions, any term of the warrants may be amended or waived with our written consent and the written consent of the holders of warrants covering 66% of the shares of Common Stock issuable upon exercise of the warrants, provided that the Company may not amend the exercise price, expiration date, or number of warrant shares into which the warrant is exercisable without the consent of the holder, or if the warrant is held in global form through DTC (or any successor depository), the beneficial owner of the warrant.

Failure to Timely Deliver Securities. Upon exercise of the warrant by the holder, if the Company or its transfer agent fails to deliver the securities to holder by the required share delivery date set forth in the warrant, then, generally, the holder may require the Company to pay to the holder an amount in cash to cover the loss the holder otherwise would incur as a result of short selling shares of Common Stock in anticipation of timely settling that sale with warrant shares. The Company may also be required to pay liquidated damages to the holder for each trading day after the required share delivery date until the securities are delivered.

Common Stock Warrant Issued to Dealer-Manager of Rights Offering

In connection with the Rights Offering, the Company issued to Maxim Partners LLC, an affiliate of Maxim Group LLC, the dealer-manager of the Rights Offering, a warrant to purchase 267,853 shares of Common Stock. Terms used but not otherwise defined herein will have the meaning given them in the warrant.

Duration and Exercise Price. The warrant has an exercise price of $1.73 per share, are first exercisable in February 2019, which is six months after the date of issuance, and will expire on July 25, 2023, on the fifth anniversary of the date of effectiveness of the registration statement for the Rights Offering.

Adjustment. The exercise price and number of shares of Common Stock issuable upon exercise of the warrant is subject to adjustment as follows: (a) as the Company’s board of directors deems appropriate, or (b) upon a stock dividend, stock split, reorganization, subdivision or combination of shares of Common Stock.

Fundamental Transaction. In the event of a Fundamental Transaction, as described in the warrants and generally including the sale, transfer or other disposition of all or substantially all of our properties or assets, our consolidation or merger with or into another person, recapitalization or reclassification or the acquisition of our outstanding Common Stock which results in any person or group becoming the beneficial owner of 50% of the voting power represented by our outstanding Common Stock, the holders of the warrants will be entitled to receive upon exercise of the warrants the kind and amount of securities, cash, assets or other property that the holders would have received had they exercised the warrants immediately prior to such Fundamental Transaction.

Purchase Right. Any time that the Company grants, issues, or sells any securities pro rata to all of the record holders of the Common Stock (the “Purchase Right”), the holder of the warrant will be entitled to acquire the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon exercise of the warrant.

Transferability. Subject to applicable laws, restrictions on transfer and certain exceptions set forth in the warrant, the warrant may be transferred at the option of the holder after six months following the date of effectiveness of the registration statement of the Rights Offering. The warrant is not listed on any securities exchange or nationally recognized trading system.

Exercisability. The warrants will be exercisable, at the option of each holder, in whole or in part, by delivering to us a duly executed exercise notice accompanied by payment in full for the number of shares of our Common Stock purchased upon such exercise. If, at the time a holder exercises its warrant, a registration statement registering the issuance of the shares of Common Stock underlying the warrants under the Securities Act is not then effective or available and an exemption from registration under the Securities Act is not available for the issuance of such shares, then in lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the warrant.

Limitations on Exercise. A holder (together with its affiliates) may not exercise any portion of the warrant to the extent that the holder would own more than 4.99% of the outstanding Common Stock after exercise, except that upon at least 61 days’ prior notice from the holder to us, the holder may increase the amount of ownership of outstanding stock after exercising the holder’s warrants up to 9.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the warrants. No fractional shares of Common Stock will be issued in connection with the exercise of a warrant. In lieu of fractional shares, we will round up to the next whole share.

Right as a Stockholder. Except as otherwise provided in the warrants or by virtue of such holder’s ownership of shares of our Common Stock, the holders of the warrants do not have the rights or privileges of holders of our Common Stock, including any voting rights, unless and until they exercise their warrants.

Registration Rights. The Company is required to maintain the effectiveness of the registration statement that has registered the issuance of the shares of Common Stock underlying the warrant (the “Warrant Shares”). During any period when the Company fails to have maintained an effective registration statement for the Warrant Shares, and in the opinion of counsel to the holder, Rule 144 is not available as an exemption from registration for the Warrant Shares, the Company shall immediately file a registration statement registering the resale of the Warrant Shares.

Waivers and Amendments. Subject to certain exceptions, any term of the warrants may be amended or waived with our written consent and the written consent of the holder.

Failure to Timely Deliver Securities. Upon exercise of the warrant by the holder, if the Company or its transfer agent fails to deliver the securities to holder by the required share delivery date set forth in the warrant, then, generally, the holder may require the Company to pay to the holder an amount in cash to cover the loss the holder otherwise would incur as a result of short selling shares of Common Stock in anticipation of timely settling that sale with warrant shares. The Company may also be required to pay liquidated damages to the holder for each trading day after the required share delivery date until the securities are delivered.

Item 6.	Exhibits

The exhibits listed in the Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Form of Warrant issued to investors in Rights Offering
4.2	Form of Warrant issued to dealer-manager in Rights Offering
4.3	Warrant Agency Agreement, dated August 13, 2018, between the Company and Transfer Online, Inc.

10.1	SenesTech, Inc. 2018 Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2018)
10.2	Letter Agreement, dated June 20, 2018, between the Company and a warrant holder (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 20, 2018)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC.
(Registrant)

Dated: August 14, 2018	By:	/s/ Loretta P. Mayer, Ph.D.
Loretta P. Mayer, Ph.D.
Chair of the Board, Chief Executive Officer and
Chief Scientific Officer

Dated: August 14, 2018	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer