Form 10-Q
period 2018-09-30
SenesTech, Inc.
filed 2018-11-14
CIK 1680378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock outstanding as of November 14, 2018: 23,452,695

SENESTECH, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

SENESTECH, INC.
BALANCE SHEETS
(In thousands, except shares and per share data)

	September 30,	December 31,
	2018	2017
ASSETS	(Unaudited)

Current assets:
Cash	$4,791	$2,101
Investment in securities	2,448	5,023
Accounts receivable	52	16
Prepaid expenses	336	170
Inventory	1,118	540
Deposits	12	19
Total current assets	8,757	7,869

Property and equipment, net	1,171	1,454
Total assets	$9,928	$9,323

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt	$235	$177
Accounts payable	206	391
Accrued expenses	531	589
Notes payable, related parties	—	12
Total current liabilities	972	1,169

Long-term debt, net	296	591
Deferred rent	23	41
Total liabilities	1,291	1,801

Commitments and contingencies (See note 14)	—	—

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,425,237 and 16,404,195 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	23	16
Additional paid-in capital	91,822	81,103
Accumulated deficit	(83,208)	(73,597)
Total stockholders' equity	8,637	7,522

Total liabilities and stockholders' equity	$9,928	$9,323

See accompanying notes to financial statements.

SENESTECH, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Net Sales	$105	$17	$160	$34
Cost of sales	114	11	153	27
Gross profit (loss)	(9)	6	7	7

Operating expenses:
Research and development	476	721	1,746	2,517
Selling, general and administrative	2,013	2,235	7,506	7,506
Total operating expenses	2,489	2,956	9,252	10,023

Net operating loss	(2,498)	(2,950)	(9,245)	(10,016)

Other income (expense):
Interest income	1	9	8	20
Interest expense	(16)	(33)	(60)	(54)
Interest expense, related parties	—	—	—	(1)
Other income (expense)	13	37	19	76
Total other income (expense)	(2)	13	(33)	41

Net loss and comprehensive loss	$(2,500)	$(2,937)	$(9,278)	$(9,975)
Deemed dividend-warrant price protection adjustment	333	—	333	—
Net loss attributable to common shareholders	$(2,833)	$(2,937)	$(9,611)	$(9,975)
Loss per share atrributable to common shareholders, basic and diluted	$(0.14)	$(0.28)	$(0.53)	$(0.97)

Weighted average common shares outstanding - basic and fully diluted	20,862,216	10,334,211	18,036,982	10,234,211

See accompanying notes to financial statements.

SENESTECH, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,278)	$(9,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments	(44)	(20)
Amortization of discounts on investments	—	11
Depreciation and amortization	332	273
Stock-based compensation	3,090	2,818
Loss on sale of equipment	15	—
Loss on early extinguishment of debt	10	—
(Gain) loss on remeasurement of common stock warrant liability	1	(65)
(Increase) decrease in current assets:
Accounts receivable	(36)	3
Prepaid expenses	(166)	165
Inventory	(578)	(337)
Deposits	7	(8)
Increase (decrease) in current liabilities:
Accounts payable	(185)	(176)
Accrued contract cancellation settlement	—	(1,000)
Accrued expenses	(66)	703
Deferred rent	(18)	12
Net cash used in operating activities	(6,916)	(7,596)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities	—	(2,940)
Proceeds received on sale of securities	2,619	—
Proceeds received on sale of equipment	185	—
Purchase of property and equipment	(212)	(885)
Net cash provided by (used in) investing activities	2,592	(3,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	5,132	—
Proceeds from the issuance of notes payable	9	437
Repayments of notes payable, net	(236)	(48)
Repayments of notes payable, related parties	(12)	(18)
Repayments of capital lease obligations	(50)	(77)
Proceeds from the exercise of warrants	2,213	—
Payment of employee withholding taxes relating to share-based awards	(42)	—
Net cash provided by financing activities	7,014	294

NET CHANGE IN CASH	2,690	(11,127)
CASH AT BEGINNING OF PERIOD	2,101	11,826
CASH AT END OF PERIOD	$4,791	$699

SUPPLEMENTAL INFORMATION:
Interest paid	$60	$55
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend	$333	—
Purchases of equipment under capital lease obligations	$37	$316

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

Pest management professionals (“PMPs”) continue to face challenges in controlling infestations. While there are many tools to bring rat populations down quickly, they are at a disadvantage: they do not prevent the rapid reproduction, leaving PMPs and their customers open to a possible rebound in rat population.

ContraPest® is a proven fertility control solution that complements integrated pest management (“IPM”) protocols to bring rat populations down and keep them down.* Without fertility control, rat populations can rebound, but ContraPest, targets the reproductive capabilities in Norway and roof rats to minimize these population spikes and keep rat populations down more effectively.

Additionally, PMPs are being increasingly asked for new solutions to help them solve their customers’ toughest rat infestations. With growing interest in non-lethal options, it is becoming increasingly important for PMPs to have proven non-lethal tools at their disposable. ContraPest can help PMPs expand their service offering and serve customers that are looking to decrease or eliminate the amount of lethal rat control methodologies.

Our flagship fertility control product, ContraPest is a liquid fertility control bait containing the active ingredients 4-vinylcyclohexene diepoxide (“VCD”) and triptolide. When consumed, ContraPest targets reproduction, limiting fertility in male and female Norway and roof rats beginning with initial consumption. ContraPest can be deployed in either the JT Eaton Rat Fortress (903TP) or the Bell Labs EVO PROTECA Express bait stations, giving PMPs flexibility in their site deployments. We submitted ContraPest for registration with the EPA on August 23, 2015, and the EPA granted registration approval for ContraPest effective August 2, 2016. We expect to continue to pursue regulatory approvals and amendments to existing registration in the United States for ContraPest, including additional species and additional jurisdictions.

We believe ContraPest is the first and only non-lethal, fertility control product approved by the EPA for the management of rat populations. In addition to the EPA registration of ContraPest in the U.S., we must obtain registration from the various state regulatory agencies prior to being used in each state. We have received registration for ContraPest in all 50 states and the District of Columbia. The EPA also approved the removal of Restricted Use Pesticide (“RUP”) designation from the ContraPest® label in October 2018. SenesTech is currently in the approval process for individual state approval of this new designation.

Besides providing just the product, SenesTech provides PMPs with product training, and supports the PMPs by creating tools, training and awareness campaigns to help inform their customers, specifically within the food safety industry and larger residential customers, such as Home Owners Associations (“HOAs”), on the benefits of including ContraPest into their IPM protocols.

*When used as directed. ContraPest® is a Restricted Use Pesticide, due to applicator expertise. Read and follow all label instructions. Target species: Norway and roof rats.

Potential Need for Additional Capital

Since our inception, we have sustained significant operating losses in the course of our research and development activities, and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement with Neogen. In 2017, we began to prepare and launch commercialization of our first product, ContraPest. We have funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock. Such sales include:

(i)	an initial public offering of 1,875,000 shares of our common stock on December 8, 2016 with warrants to purchase an additional 187,500 shares issued to Roth Capital Partners, LLC with an exercise price of $9.60 per share, as underwriter,

(ii)	a public offering on November 21, 2017 of 5,860,000 shares of our common stock at $1.00 per share with warrants issued to investors to purchase an additional 4,657,500 shares of our common stock with an initial exercise price of $1.50 per share that subsequently adjusted downward to $0.95 per share pursuant to antidilution price protection contained within those warrants, and warrants issued to Roth Capital Partners, LLC, as underwriter, to purchase an additional 945,000 shares with an exercise price of $1.50 per share,

(iii)	a private placement of warrants to purchase 1,133,909 shares of common stock in June 2018 with an exercise price of $1.82 per share in connection with an inducement agreement with a holder of outstanding warrants issued in November 2017 to exercise its original warrant representing 1,133,909 shares at an exercise price of $1.50 per share; and

(iv)

a rights offering in August 2018 (the “Rights Offering”), where we accepted subscriptions for 5,357,052 units for a purchase price of $1.15 per unit, with each unit consisting of one share of our common stock and one warrant, with each warrant exercisable for one share of our common stock at an exercise price of $1.15 per share, and warrants issued to an affiliate of Maxim Group, LLC, as dealer-manager, to purchase an additional 267,853 shares at $1.725 per share

We have also raised capital through debt financing, consisting primarily of convertible notes; and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees.

Through September 30, 2018, we had received net proceeds of $61.7 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $0.2 million in product sales. At September 30, 2018, we had an accumulated deficit of $83.2 million and cash and cash equivalents and highly liquid investments of $7.2 million.

Our ultimate success depends upon the outcome of a combination of factors, including: (i) successful commercialization of ContraPest and ongoing regulatory approvals of our other product candidates encompassing market acceptance, commercial viability and profitability of ContraPest and other products; (ii) our ability to retain and attract key personnel to develop, operate and grow our business; and (iii) our ability to meet our working capital needs.

Based upon our current operating plan, we expect that cash and cash equivalents and highly liquid, short term investments at September 30, 2018, in combination with anticipated revenue, will be sufficient to fund our current operations for at least the next 12 months. However, if anticipated revenue targets and margin targets are not achieved, we may seek to reduce operating expenses and are likely to require additional capital in order to fund our operating losses and research and development activities until we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2018, the Company’s operating results for the three and nine months ended September 30, 2018 and 2017, and the Company’s cash flows for the nine months ended September 30, 2018 and 2017. The accompanying financial information as of December 31, 2017 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended for the year ended December 31, 2017. All amounts shown in these financial statements and accompanying notes are in thousands, except percentages and per share and share amounts.

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

Cash and Cash Equivalents

The Company considers money market fund investments to be cash equivalents. The Company had such cash equivalents of $21 and $3 at September 30, 2018 and December 31, 2017, respectively, included in cash as reported.

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

Accounts Receivable

Accounts receivable consist entirely of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was less than $1 as of September 30, 2018 and $0 at December 31, 2017.

Deferred Offering Costs

Deferred offering costs consisted primarily of legal, accounting and other direct and incremental fees and costs related to the Rights Offering that closed on August 13, 2018 and the downward price adjustment that occurred to certain outstanding warrants as a result of the Rights Offering. Total deferred offering costs of $1.0 million were offset against the proceeds received from the Rights Offering during the quarter ending September 30, 2018. There were no deferred offering costs at September 30, 2018 or December 31, 2017.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work in process and finished goods.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of the fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The performance obligations identified by the Company under Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers, are straightforward and similar to the unit of account and performance obligation determination under ASC Topic 605, Revenue Recognition. There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the three and nine months ended September 30, 2018 and 2017, or the twelve months ended December 31, 2017.

The Company recognizes revenue when it leaves their facility at a fixed selling price and payment terms of 30 to 60 days from invoicing.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

All of the revenue recognized in the three month and nine month periods ended September 30, 2018 and 2017 is from the sale of Contrapest.

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

The stock-based compensation expense recorded for the three and nine months ended September 30, 2018 and 2017, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Research and development	$29	$85	$87	$269
Selling, general and administrative	326	861	3,003	2,549
Total stock-based compensation expense	$355	$946	$3,090	$2,818

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

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of September 30, 2018 or December 31, 2017 and as such, no interest or penalties were recorded in income tax expense.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Cuts and Job Act of 2017 (the “Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the date of enactment for companies to complete the accounting under ASC 740, Income Taxes. The Company is still analyzing the Tax Act and the impact, if any, it will have.

Comprehensive Loss

Net loss and comprehensive loss were the same for all periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying financial statements.

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the three and nine months ended September 30, 2018 and 2017. Therefore, basic and diluted loss per share attributable to common stockholders are the same for each period presented.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	September 30,
	2018	2017
Common stock purchase warrants	11,714,940	829,285
Restricted stock units	172,912	344,982
Common stock options	1,725,771	1,558,800
Total	13,613,623	2,733,067

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

Accounting Standards Issued But Not Yet Adopted:

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This standard amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early adoption is permitted and the new standard must be adopted using a modified retrospective approach, and provides for certain practical expedients. At September 30, 2018, the Company had future minimum lease payments on its operating leases of $282 that would be recorded as a capital lease liability on its balance sheet. The Company plans to adopt ASU 2016-02 on its financial statements and related disclosures at December 31, 2018.

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

The Company’s cash equivalents, which include money market funds, are classified as Level 1 because they are valued using quoted market prices. The Company’s marketable securities consist of securities and are generally classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data.

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

(In thousands, except share and per share data)

Note 3 - Fair Value Measurements – (continued)

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$21	$—	$—	$21

Corporate fixed income debt securities	—	2,448	—	2,448

Total	$21	$2,448	$—	$2,469
Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$—	$—
Total	$—	$—	$—	$—

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$3	$—	$—	$3

Corporate fixed income debt securities	—	5,023	—	5,023

Total	$3	$5,023	$—	$5,026
Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$—	$—
Total	$—	$—	$—	$—

(1) The change in the fair value of the common stock warrant and convertible notes payable for the three and nine months ended September 30, 2018 was recorded as a decrease to other income (expense) and interest expense of $1 and $1, respectively, in the statements of operations and comprehensive loss.

Financial Instruments Not Carried at Fair Value

The carrying amounts of the Company’s financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short maturities. The estimated fair value of notes payable, not recorded at fair value, are recorded at cost or amortized cost which was deemed to estimate fair value.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 - Investments in Securities

As of September 30, 2018, investment in securities primarily consisted of corporate fixed income securities. These investments are in short term, highly liquid investments which are recorded at cost plus or minus market fluctuation and gains and losses are recognized as the sale or redemption of the securities is realized. Gains and losses are included in non-operating other income (expense) on the condensed statement of operations and are derived using the specific identification method for determining the cost of the securities sold. For the three and nine months ended September 30, 2018, the Company recorded $12 and $44 net gain (loss) on investments recorded, respectively. Interest and dividends on investment securities are included in interest and other income, net, in the condensed statements of operations.

The following is a summary of investment in securities at September 30, 2018:

		September 30, 2018
	Contractual Maturity (in months)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Mutual funds		$—	$—	$—	$—
Corporate fixed income securities	Less than 12 months	2,447	1	—	2,448

Total investments		$2,447	$1	$—	$2,448

Note 5 - Prepaid Expenses

Prepaid expenses consist of the following:

	September 30,	December 31,
	2018	2017
Director compensation	$156	$66
Director and officer insurance	102	33
NASDAQ fees	14	—
Legal retainer	25	25
Inventory purchase deposits	20	20
Professional services retainer	8	8
Equipment service deposits	5	7
Engineering, software licenses and other	6	11
Total prepaid expenses	$336	$170

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 6 - Property and Equipment

Property and equipment, net consist of the following:

	Useful	September 30,	December 31,
	Life	2018	2017
Research and development equipment	5 years	$1,540	$1,349
Office and computer equipment	3 years	730	672
Autos	5 years	54	305
Furniture and fixtures	7 years	34	34
Leasehold improvements	*	283	283
		2,641	2,643
Less accumulated depreciation		(1,470)	(1,189)
Total		$1,171	$1,454

* Shorter of lease term or estimated useful life

Depreciation expense was approximately $108 and $118 for the three months ended September 30, 2018 and 2017, respectively, and $332 and $272 for nine months ended September 30, 2018 and 2017, respectively.

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2018	2017
Compensation and related benefits	$217	$304
Accrued Litigation	269	269
Board Compensation	—	16
Stock service fees	23	—
Delaware Franchise Tax-Other	22	—
Total accrued expenses	$531	$589

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 8 - Borrowings

A summary of the Company’s borrowings, including capital lease obligations, is as follows:

	September 30,	December 31,
Short-term debt:	2018	2017

Current portion of long-term debt	235	177
Total short-term debt	$235	$177
Long-term debt:
Capital lease obligations	$252	$272
Other promissory notes	279	496
Total	531	768
Less: current portion of long-term debt	(235)	(177)
Total long-term debt	$296	$591

Capital Lease Obligations

Capital lease obligations are for computer and lab equipment leased through GreatAmerica Financial Services, Thermo Fisher Scientific, Navitas Credit Corp., Wells Fargo and ENGS Commercial Finance Co. These capital leases expire at various dates through July 2023 and carry interest rates ranging from 6.0% to 11.6%.

Other Promissory Notes

Also included in the table above are three notes payable to Direct Capital, one note to M2 Financing and one note to Fidelity Capital, all for the financing of fixed assets. These notes expire at various dates through June 2022 and carry interest rates ranging from 4.3% to 13.8%.

Note 9 - Notes Payable, Related Parties

A summary of the Company’s notes payable, related parties is as follows:

	September 30,	December 31,
	2018	2017
Unsecured promissory note, interest rate of 4.25% and 8% per annum	$0	$12
Total notes payable, related parties	0	12
Less: current portion of notes payable, related parties	0	12
Total notes payable, long-term	$—	$—

In April 2013, the Company and a previous employee entered into an agreement to settle all outstanding obligations consisting of a promissory note of $40, dated March 2009, and deferred salaries amounting to $72. The note and salary obligation had an interest at 8% and 4.25%, respectively. The note required monthly payments of $1 and matured in May 2018, but the final disbursement was not made until July 2018. The deferred salary obligation required monthly payments of $1 and matured in June 2018, with final payment also made in July 2018.

Amounts outstanding on these obligations were $0 and $12 at September 30, 2018 and December 31, 2017, respectively.

Interest expense on the notes payable, related parties, was $0 for each of the three and nine months ended September 30, 2018 and $1 for the year ended December 31, 2017 respectively.

         SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 10 - Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of September 30, 2018 as follows:

	Number
	of	Date		Exercise
Common Stock Warrants	Warrants	Issued	Term	Price
Outstanding at December 31, 2016	829,285
Common Stock Offering Warrants Issued	4,657,500	November 2017	5 years	$1.50	(1)
Common Stock Offering Underwriter Warrants	945,000	November 2017	5 years	$1.50
Outstanding at December 31, 2017	6,431,785
Warrants issued	1,133,909	June 2018	5 years	$1.82
Common Stock Offering Warrants Issued	5,357,052	August 2018	5 years	$1.15	(1)
Common Stock Offering - Dealer Manager Warrants	267,853	August 2018	5 years	$1.725
Warrants exercised	(1,475,659)
Outstanding at September 30, 2018	11,714,940

(1) The common stock warrants issued in November 2017 with an initial exercise price of $1.50 per share adjusted downward to $0.95 per share effective July 24, 2018 in connection with our Rights Offering, and may be subject to further downward adjustments, pursuant to antidilution price adjustment protection contained within those warrants.

On November 21, 2017, the Company issued a total of 4,657,500 detachable common stock warrants issued with the second public offering of 5,860,000 shares of its common stock at $1.00 per share. The common stock warrant is exercisable until five years from the date of grant. The common shares of the Company’s stock and detachable warrants exist independently as separate securities. As such, the Company estimated the fair value of the common stock warrants, exercisable at $1.50 per share, to be $661 using a lattice model based on the following significant inputs: Common stock price of $1.00; comparable company volatility of 73.8%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 1.87. The initial exercise price of these warrants was $1.50 per share, which adjusted downward to $1.47 on July 24, 2018, the record date of the Right’s Offering and downward to $0.95 per share on August 13, 2018, the date of the Rights Offering, pursuant to antidilution price adjustment protection contained within these warrants.

Per guidance of ASC 260, the Company recorded a deemed dividend of $333 on the 3,181,841 unexercised warrants that contained this antidilution price adjustment protection provision and was calculated as the difference between the fair value of the warrants immediately prior to downward exercise price adjustment and immediately after the adjustment using a Black Scholes model based on the following significant inputs: On July 24, 2018: Common stock price of $1.38; comparable company volatility of 72.4%; remaining term 4.33 years; dividend yield of 0% and risk-free interest rate of 2.83%. On August 13, 2018: Common stock price of $1.02; comparable company volatility of 74.0%; remaining term 4.25 years; dividend yield of 0% and risk-free interest rate of 2.75%.

On June 20, 2018, the Company entered into an agreement with a holder of 1,133,909 of the November 2017 warrants to exercise its original warrant representing 1,133,909 shares of Common Stock for cash at the $1.50 exercise price for gross proceeds of $1.7 million and the Company issued to holder a new warrant to purchase 1,133,909 shares of Common Stock at an exercise price of $1.82 per share. The new warrant did not contain the antidilution price adjustment protection that was contained within the exercised warrants. In June 2018, the Company recorded stock compensation expense of $1.7 million representing the fair value of the of 1,133,909 inducement warrants issued. The Company estimated the fair value of the common stock warrants, exercisable at $1.82 per share, to be $1.7 million using a Black Scholes model based on the following significant inputs: Common stock price of $2.11; comparable company volatility of 72.6%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 2.8%. Also in June 2018, an additional 341,750 of the November 8, 2017 warrants that were in the money at the time of exercise, were exercised for gross proceeds of $513.

On August 13, 2018, in connection with a Rights Offering of 5,357,052 shares of its common stock, the Company issued 5,357,052 warrants to purchase shares of its common stock at an exercise price of $1.15 per share. The Company estimated the fair value of the common stock warrants, exercisable at $1.15 per share, to be $3.6 million using a Monte Carlo model based on the following significant inputs: common stock price of $0.94; comparable company volatility of 159.0%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 2.77%.

In connection with the closing of the Rights Offering, the Company issued a warrant to purchase 267,853 shares of common stock to Maxim Partners LLC, an affiliate of the dealer-manager of the Rights Offering. The Company estimated the fair value of the common stock warrants, exercisable at $1.725 per share, to be $169 using a using a Monte Carlo model based on the following significant inputs: common stock price of $0.94; comparable company volatility of 159.0%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 2.77%.

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

The estimated fair value of the derivative warrant liability was $0 at September 30, 2018. As this derivative warrant liability is revalued at the end of each reporting period, the fair values as determined at the date of grant and subsequent periods was based on the following significant inputs using a Monte Carlo option pricing model: common stock price of $7.91; comparable company volatility of 77.7% of the underlying common stock; risk-free rates of 1.93%; and dividend yield of 0%; including the probability assessment of a terminating change event occurring. The change in fair value of the derivative warrant liability was $0 for the three and nine months ended September 30, 2018 and was recorded in other income (expense) in the accompanying statements of operations and comprehensive loss.

Note 11 - Stockholders’ Deficit

Common Stock

The Company had 23,425,287 and 16,404,195 shares of common stock issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018, the Company issued 7,021,092 shares of common stock as follows:

●	an aggregate of 5,357,052 shares in connection with a Rights Offering generating net proceeds to the Company of approximately $5.1 million,

●	an aggregate of 1,475,659 shares for net proceeds of $2.1 million for the exercise of the Company’s November 2017 warrants (see Note 10 — Common Stock Warrants and Common Stock Warrant Liability for further details),

●	13,900 shares for the cashless exercise of stock options to employees,

●	32,625 shares to a former employee for the net settlement of restricted stock units whose vesting accelerated upon the termination of their employment contract,

●	37,162 shares to a Board member in net settlement of Board compensation totaling $28 and

●	104,694 shares for the net settlement of restricted stock units that vested during the period.

Rights Offering

On August 13, 2018, the Company closed a Rights Offering. Pursuant to the Rights Offering, the Company accepted subscriptions for 5,357,052 units for a purchase price of $1.15 per unit, with each unit consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant. Each warrant included in the unit was exercisable for one share of the Company’s common stock at an exercise price of $1.15 per share. At closing of the Rights Offering, the Company issued 5,357,052 shares of its common stock and 5,357,052 warrants to purchase shares of its common stock at an exercise price of $1.15 per share. The Rights Offering generated net proceeds to the Company of approximately $5.1 million after the payment of fees and expenses related to the Rights Offering. In connection with the closing of the Rights Offering, the Company issued a warrant to purchase 267,853 shares of common stock to Maxim Partners LLC, an affiliate of the dealer-manager of the Rights Offering.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 12 - Stock-based Compensation

On June 12, 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”) to replace the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The 2018 Plan authorized the issuance of 1,000,000 shares of our common stock. In addition, up to 2,874,280 shares of our common stock currently reserved for issuance under the 2015 Plan became available for issuance under the 2018 Plan to the extent such shares were available for issuance under the 2015 Plan as of June 12, 2018 or cease to be subject to awards outstanding under the 2015 Plan, such as by expiration, cancellation, or forfeiture of such awards.

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

As of September 30, 2018, the Company had 1,860,375 shares of common stock available for issuance under the 2018 Plan.

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

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the nine months ended September 30, 2018, were as follows:

	Employee		Non-Employee
Expected volatility	71.0% -79.8	2%	N/A
Expected dividend yield	—		N/A
Expected term (in years)	3.0-3.5		N/A
Risk-free interest rate	1.58%-2.89%		N/A

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 12 - Stock-based Compensation – (continued)

The table summarizes the stock option activity, for both the 2018 and the 2015 plans, for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2017	1,651,800	$1.67	3.7	$—
Granted	173,471	$1.56	4.9	$—
Exercised	(49,000)	$0.50	—	$—
Forfeited	(50,500)	$—	—	$—
Expired	—	$—	—	$—
Outstanding at September 30, 2018	1,725,771	$1.57	4.4	$—
Exercisable at September 30, 2018	1,436,050	$1.57	3.9	$—

(1)	The aggregate intrinsic value on the table was calculated based on the difference between the estimated fair value of the Company’s stock and the exercise price of the underlying option. The estimated stock values used in the calculation was $0.69 and $0.72 per share for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

The stock-based compensation expense was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Research and development	$29	$85	$87	$269
Selling, general and administrative	326	861	3,003	2,549
Total stock-based compensation expense	$355	$946	$3,090	$2,818

The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.

At September 30, 2018, the total compensation cost related to unvested options not yet recognized was $989, which will be recognized over a weighted average period of 18 months, assuming the employees complete their service period required for vesting.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 12 - Stock-based Compensation – (continued)

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2018:

	Number of Units		Weighted Average Grant-Date Fair Value Per Units
Outstanding as of December 31, 2017	287,885		$1.86
Granted	75,732		$1.62
Vested	(187,128	)(1)	$2.56
Forfeited	(3,577)		$6.99
Outstanding as of September 30, 2018	172,912		$0.98

(1)	In February 2018, the Company net issued 32,625 shares of common stock to a former employee of the Company under the employee’s separation agreement, which accelerated the vesting of certain restricted stock units.

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

The initial term of the service agreement is for two years. The service agreement can be terminated at any time upon written notice by either party for any reason. The term of the agency agreement with INMET is the earlier of: (i) when the Company and INMET incorporate the joint venture entity in Argentina or (ii) January 2018. These agreements were renewed for an additional year, through January 2019.

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

On February 20, 2018, New Enterprises, Ltd. (“New Enterprises”), filed suit in the U.S. District Court for the District of Arizona against the Company and Roth Capital Partners, LLC. The suit alleges nine counts against the Company, including that the Company engaged in common law fraud and securities fraud to induce the chairman of New Enterprises into investing in the Company; that the Company breached the lock-up agreement and tortiously interfered with prospective business advantage. New Enterprises is seeking monetary damages, including compensatory damages, punitive damages, and attorney’s fees. New Enterprises has also named Roth Capital Partners, LLC as a co-defendant. Pursuant to our underwriting agreement with Roth Capital Partners, LLC, the Company may be required to indemnify Roth Capital Partners, LLC for liabilities arising out of our initial public offering. The Company believes there is no basis to any of the claims, and intends to vigorously defend itself, including seeking appropriate counterclaims.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 14 - Commitments and Contingencies-continued

Lease Commitments

Rent expense was $183 and $246 for the nine months ended September 30, 2018 and September 30, 2017, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum capital lease payments as of September 30, 2018 are as follows:

	Capital Leases	Operating Lease
Years Ending December 31,
2018	26	61
2019	99	221
2020	78	—
2021	63	—
2022	33	—
2023	3	—
Total minimum lease payments	$302	$282

Capital Leases

Less: amounts representing interest (6.39%, ranging from 10.48% to 11.56%)	$50

Present value of minimum lease payments	246

Less: current installments under capital lease obligations	77

Total long-term portion	$169

Note 15 - Subsequent Events

In October 2018, the Company net issued 27,408 shares of common stock for the net settlement of restricted stock units that vested during the period. The shares of common stock withheld were used to satisfy required withholding tax liability in connection with the vesting of shares.

The Company has evaluated subsequent events from the balance sheet date through November 13, 2018, the date at which the financial statements were issued, and determined that there were no other items that require adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “SenesTech,” the “Company,” “we,” “us,” or “our” refer to SenesTech, Inc., a Delaware corporation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, notes to our condensed consolidated financial statements and elsewhere in this report are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, our expectations regarding new accounting standards on our financial results, our expectations regarding our critical accounting policies; our expectations regarding our current operating plan, including operating expenses, product sales and revenue expectations, profitability and cash flows, our beliefs regarding the use of stock-based awards as a compensation tool, our beliefs regarding certain tax positions, our beliefs regarding our revenue targets and the sufficiency of our liquidity and capital resources, our beliefs regarding ongoing litigation, our expectations regarding our significant employees, our expectations regarding commercialization of ContraPest and product development of our other product candidates, our expectations regarding our sales channel, including distributors, our expectations regarding regulatory approval of our products or product candidates, the continued listing of our common stock on The Nasdaq Capital Market, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part II of this Report, entitled “Risk Factors,” and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Since our inception in 2004, we have devoted substantially all of our resources to organizing and staffing our company, conducting research and development activities for our product candidates, business planning, raising capital and acquiring and developing product and technology rights. Until August 2016, we did not have any products approved for sale, and we have generated minimal revenue from product sales to date. We have primarily funded our operations to date with proceeds from the sale of common stock and preferred stock, the issuance of convertible and other promissory notes and, to a lesser extent, payments received in connection with research grants and licensing fees. Through September 30, 2018, we had received net proceeds of $61.7 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $0.2 million in product sales. At September 30, 2018, we had an accumulated deficit of $83.2 million and cash and cash equivalents and highly liquid investments of $7.2 million.

We have incurred significant operating losses every year since our inception. Our net losses were $2.5 million, $9.3 million and $2.9 million and $10.0 million for the three and nine months ended September 30, 2018 and September 30, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $83.2 million. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

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

As a result, a significant portion of our operating expenses includes stock-based compensation expense. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy. Specifically, our stock-based compensation expense for the nine months ended September 30, 2018 and September 30, 2017, was $3.1 million and $2.8 million, respectively, which represented 32.2% and 28.1%, respectively, of our total operating expenses for those periods.

Components of our Results of Operations

Net Sales

We recognized net product sales of $105,000 and $17,000 for the three months ended September 30, 2018 and 2017, respectively, and $160,000 and $34,000 and for the nine months ended September 30, 2018 and 2017, respectively. The increase in our net product sales was a result of increased sales of ContraPest to our distributors. Prior to 2017, all of our revenue was derived from payments received in connection with research grants and licensing fees received under the former license agreement with Neogen. We recognized $0 revenue for the three and nine months ended September 30, 2018 and September 30, 2017, respectively, for services performed under NIH grants and in licensing fees under our former license agreement with Neogen. We do not anticipate additional grant revenue under the NIH grants or additional revenue from our former license agreement with Neogen.

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

We plan to continue to hire employees to support our commercialization of ContraPest and further development of our product candidates and anticipate that we will continue to utilize various forms of stock-based compensation awards in order to attract and retain qualified employees. As a result, we anticipate that stock-based compensation expense will continue to represent a significant portion of our selling, general and administrative expenses for the foreseeable future.

Interest Income. Interest income consists primarily of interest income earned on cash and cash equivalents. Prior to 2017, our interest income has not been significant due to nominal cash and investment balances and low interest earned on invested balances. For the three months and nine months ended September 30, 2018, we recorded $1,000 and $8,000 of interest income on our cash and short term, highly liquid investments, respectively, compared to $9,000 and $20,000 for the three months and nine months ended September 30, 2017, respectively. The decrease in interest income was primarily due to a decrease in average investments as monies previously invested were used for operating expenses.

Interest Expense. Interest expense for the nine months ended September 30, 2018 and September 30, 2017 consists primarily of interest accrued on our capital lease and note commitments. For the three months and nine months ended September 30, 2018, we recorded $16,000 and $60,000 of interest expense, respectively, compared to $33,000 and $54,000 for the three months and nine months ended September 30, 2017, respectively. The decrease in interest expense for the three months ended September 30, 2018 compared to the same period in 2017 was due to a reduction of notes payable as a result of the sale of a vehicle in April 2018 and the proceeds used to paydown the related notes payable. The increase in interest expense for the nine months ended September 30, 2018 compared to the same period in 2017 was a result of an increase in equipment financing note commitments in the last six months of 2017 for asset acquisitions.

Other Income (Expense), Net. Other income (expense), net, consists primarily of recognized change in value of short-term investments and income (expense) related to the year-over-year fair market value adjustment of our derivative warrant and losses associated with the early extinguishment of debt. We recorded other income, net of $13,000 and $19,000 for the three and nine months ended September 30, 2018, respectively, compared to other income of $37,000 and $76,000 for the three months and nine months ended September 30, 2017, respectively. The decrease in other income was primarily due to a $10,000 loss on extinguishment of debt and less fluctuation in the fair market value of our derivative warrant resulting in less income from reduced derivative warrant liability.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three and nine months ended September 30, 2018 and the year ended December 31, 2017 has been affected by the valuation allowance on the Company’s deferred tax assets.

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of September 30, 2018, we had federal net operating loss carryforwards of $51.7 million which begin to expire in 2023 and state net operating loss carryforwards of $40.9 million which began to expire in 2016, unless utilized.

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three and nine months ended September 30, 2018 and 2017:

SENESTECH, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Net Sales	$105	$17	$160	$34
Cost of sales	114	11	153	27
Gross profit (loss)	(9)	6	7	7

Operating expenses:
Research and development	476	721	1,746	2,517
Selling, general and administrative	2,013	2,235	7,506	7,506
Total operating expenses	2,489	2,956	9,252	10,023

Net operating loss	(2,498)	(2,950)	(9,245)	(10,016)

Other income (expense):
Interest income	1	9	8	20
Interest expense	(16)	(33)	(60)	(54)
Interest expense, related parties	—	—	—	(1)
Other income (expense)	13	37	19	76
Total other income (expense)	(2)	13	(33)	41

Net loss and comprehensive loss	$(2,500)	$(2,937)	$(9,278)	$(9,975)
Warrant andtdilution price protection adjustment	333	—	333	—
Net loss attributable to common shareholders	$(2,833)	$(2,937)	$(9,611)	$(9,975)
Loss per share atrributable to common shareholders, basic and diluted	$(0.14)	$(0.28)	$(0.53)	$(0.97)

Weighted average common shares outstanding - basic and fully diluted	20,862,216	10,334,211	18,036,982	10,234,211

See accompanying notes to financial statements.

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017:

Net Sales

Net sales were $105,000 for the three months ended September 30, 2018, compared to $17,000 for three months ended September 30, 2017.

The increase in our net product sales of $88,000 was a result of increased sales of ContraPest to our distributors as a result of increased marketing efforts and sales promotions. Sales for the three months ended September 30, 2018 are shown net of sales discounts and promotions. We expect net product sales to continue to increase quarter over quarter for the foreseeable future.

Cost of Goods Sold

Cost of goods sold was $114,000 for the three months ended September 30, 2018, compared to $11,000 for three months ended September 30, 2017. The increase in cost of goods sold, was a driven by the cost of increased sales as well as increased scrap related to product manufactured during scale up activities that were ultimately deemed unsellable, partially offset by process improvement efficiencies. We anticipate cost of goods sold as a % of sales will improve for the foreseeable future due to manufacturing efficiencies as a result of the scale up activities.

Gross Profit (Loss)

Gross loss for the three months ended September 30, 2018 was ($9,000) or (8.6%) of net sales, compared to a gross profit of $6,000 or 35.5% of net sales,for the three months ended September 30, 2017. The decrease in gross profit was a direct result of increased sales discounts and promotions as well as increased scrap related to scale up activities.

Research and Development Expenses

	Three Months Ended September 30,		Increase /
	2018	2017	(Decrease)
	(in thousands)
Research and development expenses:
Unallocated expenses:
Personnel related (including stock-based compensation)	$365	$449	$(84)
Professional Fees/Consultants	1	39	(38)
Facility related	58	76	(18)
Other	52	157	(105)
Total research and development expenses	$476	$721	$(245)

Research and development expenses were $476,000 for the three months ended September 30, 2018, compared to $721,000 for the same period in 2017. The $245,000 decrease in research and development expenses was primarily due to a decrease of $38,000 in professional fees/consultant expenses, a decrease in personnel-related costs of $84,000, a decrease in facility expenses of $18,000 and a decrease in other expenses of $105,000. The decrease in personnel-related costs resulted from an increase in research and development salaries and related benefits and taxes of $139,000 due to additional headcount offset by a decrease in stock-based compensation expense of $55,000. Professional services and consulting expenses decreased $38,000 for the three months ended September 30, 2018, compared to the same period in 2017 primarily due to a decrease in synthetic triptolide research fees and legal fees associated with regulatory approval. Rent and utilities for the three months ended September 30, 2018 decreased $18,000 over the same period in 2017 due primarily to a decrease in rent expense. Other expenses decreased by $105,000 to $52,000 for the three months ended September 30, 2018 as compared to $157,000 for the same period in 2017, primarily due to decreased travel expenses of $20,000 related to reduced field team on-site evaluations of potential customers and research operations, decreased depreciation expense of $63,000, lower lab fees of $12,000 and reduced office and supplies expenses of $10,000.

We continue to investigate applications of our core technology to other product candidates, which includes laboratory tests and academic collaborations. We also continue to develop our supply chain, particularly identifying and improving our sourcing of triptolide, a key active ingredient for our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.0 million for the three months ended September 30, 2018, compared to $2.2 million for the three months ended September 30, 2017. The decrease of $0.2 million in selling, general and administrative expenses was primarily due to a decrease of $671,000 in personnel related expenses, offset by an increase of $55,000 in legal expenses as a result of ongoing litigation, $65,000 increase in consulting expenses primarily related to software implementation consultants and tax and professional consulting, $19,000 in insurance expenses related to the increased D&O insurance expense, an increase in trade show and marketing expenses of $70,000 due to the commercialization of ContraPest and new website design expenses, an increase of $24,000 in travel expenses, an increase of $55,000 in professional services expenses due to increased contracted research fees and an increase in depreciation expense of $73,000. The decrease in personnel related expenses consisted of a decrease in stock-based compensation of $536,000 and a decrease of $135,000 in net salary costs due to reduced payroll taxes associated with net settlement tax expense and non-inducement grant stock compensation.

Interest Expense

We recorded $15,000 of interest expense, net for the three months ended September 30, 2018, compared to $24,000 for the same period in 2017. The decrease in interest expense of $9,000 was the result of decreased debt in the form of notes payable due primarily to the sale of a vehicle and related debt reduction in April 2018.

Other Income (Expense), Net

We recorded $13,000 of other income, net for the three months ended September 30, 2018, compared to $37,000 of other income for the same period in 2017. The $24,000 net decrease in other income was primarily due to lower income recognized for year-over-year fair market value adjustment of our convertible promissory notes a $10,000 loss on the early extinguishment of a note payable.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017:

Net Sales

Net sales were $160,000 for the nine months ended September 30, 2018, compared to $34,000 for three months ended September 30, 2017.

The increase in our net product sales of $126,000 was a result of increased sales of ContraPest to our distributors as a result of increased marketing efforts and sales promotions.

Cost of Goods Sold

Cost of goods sold was $153,000 for the nine months ended September 30, 2018, compared to $27,000 for nine months ended September 30, 2017. The increase in cost of goods sold was a direct result of the cost of increased sales and increased scrap related to scale up activities and stock product ultimately deemed unsellable during the quarter ended September 30, 2018.

Gross Profit

Gross profit for the nine months ended September 30, 2018 was $7,000 or 4.4% of net sales, compared to a gross profit of $7,000 or 20.6% of net sales for the nine months ended September 30, 2017. The decrease in gross profit as a % of net sales was a direct result of increased sales discounts and promotions as well as increased scrap related to scale up activities in the period ended September 30, 2018.

Research and Development Expenses

	Nine Months Ended September 30		Increase/
	2018	2017	(Decrease)
	(in thousands)
Direct research and development expenses:
Unallocated expenses:
Personnel related (including stock-based compensation)	$1,124	$1,471	$(347)
Professional Fees/Consultants	22	272	(250)
Facility related	172	228	(56)
Other	428	546	(118)
Total research and development expenses	$1,746	$2,517	$(771)

Research and development expenses were approximately $1.7 million for the nine months ended September 30, 2018, compared to approximately $2.5 million for the same period in 2017. The $800,000 decrease in research and development expenses was partially due to a decrease of $347,000 in personnel-related costs. This decrease in personnel-related costs resulted from decreased research and development salaries of $165,000 due to headcount additions in the fourth quarter of 2017 and a decrease in stock-based compensation expense of $182,000. Professional services and consulting expenses decreased $250,000 for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to lower synthetic triptolide research fees and legal fees. Facilities expenses for the nine months ended September 30, 2018 were lower than the same period in in 2017 by $56,000 due to the termination of a lease on the east coast for field operations. Other expenses for the nine months ended September 30, 2018 were lower by $197,000 primarily due to a reduction of supplies and maintenance expenses.

We continue to investigate applications of our core technology to other product candidates, which includes laboratory tests and academic collaborations. We also continue to develop our supply chain, particularly identifying and improving our sourcing of triptolide, a key active ingredient for our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.5 million for the nine months ended September 30, 2018 and for the nine months ended September 30, 2017. Personnel related expenses for the nine months ended September 30, 2018 decreased by $138,000 offset by increased insurance expenses, primarily director and officer insurance and depreciation expenses of $138,000. The decrease in personnel related expenses was the result of an increase in stock-based compensation of $453,000, primarily due to stock compensation expense related to the issuance of inducement warrants to an investor in June 2018, offset by a decrease of $115,000 in recruiting expenses and a decrease of $476,000 in payroll taxes, reflecting lower net settlement tax charges.

Interest Expense

We recorded $52,000 of interest expense, net for the nine months ended September 30, 2018, compared to $34,000 for the same period in 2017. The increase in interest expense of $18,000 was the result of an increase in equipment financing note commitments in the last six months of 2017 for asset acquisitions.

Other Income (Expense), Net

We recorded $19,000 of other income, net, for the nine months ended September 30, 2018, compared to $76,000 of other expense for the same period in 2017. The $57,000 net decrease in other income was primarily due to lower income recognized for year-over-year fair market value adjustment of our convertible promissory notes a $10,000 loss on the early extinguishment of a note payable in the nine months ended September 30, 2018.

Liquidity and Capital Resources

Since our inception, we have sustained significant operating losses in the course of our research and development activities and commercialization efforts,and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement with Neogen. In 2017, we began full scale marketing of our first product, ContraPest, and we continue to develop other product candidates, which are in various phases of development. We have funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock, debt financing, consisting primarily of convertible notes; and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees. Through September 30, 2018, we had received net proceeds of $61.7 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, and an aggregate of $1.7 million from licensing fees and an aggregate of $0.2 million from product sales. At September 30, 2018, we had an accumulated deficit of $83.2 million and cash and cash equivalents and highly liquid investments of $7.2 million.

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

Based upon our current operating plan, we expect that cash and cash equivalents and highly liquid, short term investments at September 30, 2018, in combination with anticipated revenue, will be sufficient to fund our current operations for at least the next 12 months. However, if anticipated revenue targets and margin targets are not achieved, we may seek to reduce operating expenses and are likely to require additional capital in order to fund our operating losses and research and development activities until we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will need to continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate development and commercialization efforts.

Additional Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we market and focus on sales of ContraPest, and as we advance field studies of our product candidates in development. In addition, we will continue to incur costs associated with operating as a public company.

In particular, we expect to incur substantial and increased expenses as we:

●	Work to maximize market acceptance for, and generate sales of, our products;

●	Manage the infrastructure for the sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

●	Continue the development of ContraPest and our other product candidates, including engaging in any necessary field studies;

●	Seek additional regulatory approvals for ContraPest and our other product candidates;

●	Scale up manufacturing processes and quantities to meet future demand of ContraPest and any other product candidates for which we receive regulatory approval;

●	Continue product development of ContraPest and advance our research and development activities and advance the research and development programs for other product candidates;

●	Maintain, expand and protect our intellectual property portfolio; and

●	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2018	2017
Cash used in operating activities	$(6,916)	$(7,596)
Cash provided by (used in) investing activities	2,592	(3,825)
Cash provided by financing activities	7,014	294
Net increase (decrease) in cash and cash equivalents	$2,690	$(11,127)

Operating Activities

During the nine months ended September 30, 2018, operating activities used $6.9 million of cash, primarily resulting from our net loss of $9.3 million and by changes in our operating assets and liabilities of $1.1 million, partially offset by non-cash charges of $3.4 million, consisting primarily of stock-based compensation, depreciation and amortization. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted primarily of an increase in inventory of $578,000, prepaid expenses of $166,000, a decrease in accounts payable/accrued expenses of $251,000, an increase in receivables of $36,000 and a decrease in deferred rent of $18,000, offset by a decrease in deposits of $7,000.

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

Investing Activities

For the nine months ended September 30, 2018, net cash of $2.6 million was provided by investing activities consisting of $2.6 million of proceeds received from the sale of securities and $185,000 of proceeds from the sale of equipment offset by $212,000 in purchases of property and equipment.

For the nine months ended September 30, 2017, we used $3.8 million in investing activities consisting of $2.9 million of purchases in securities and $885,000 in purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $7.0 million as a result of $5.1 million in proceeds from the issuance of common stock, net, $2.2 million in proceeds from warrant exercises and $9,000 in proceeds from issuances of notes, offset by $248,000 of repayments of related to notes payable and notes payable, related party, $50,000 in repayments of capital lease obligations and $42,000 of payments for employee withholding taxes related to share-based awards.

During the nine months ended September 30, 2017, net cash generated from financing activities was $294,000 as a result of $437,000 of proceeds from the issuance notes payable offset by payments of $66,000 related to notes payable and notes payable related party and $77,000 in payments of capital lease obligations.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Developments

On September 26, 2018, we received a letter from the listing qualifications staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) providing notification that the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days and our common stock no longer met the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have an initial period of 180 calendar days, or until March 25, 2019, to regain compliance. To regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before March 25, 2019.

If we do not regain compliance with Rule 5550(a)(2) by March 25, 2019, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such notification, we may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant our request for continued listing.

The Nasdaq notification has no immediate effect on the listing of our common stock on the Nasdaq Capital Market. We intend to actively monitor the bid price of our common stock and its minimum market value of listed securities and will consider options available to us to achieve compliance with the Nasdaq listing rules, including effecting a reverse stock split, if necessary. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with the other listing standards for the Nasdaq Capital Market.

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

While our significant accounting policies are described in more detail in Note 2 — Summary of Significant Accounting Policies to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the three months ended and nine months ended September 30, 2018 and 2017, or the twelve months ended December 31, 2017.

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

We recorded stock-based compensation expense of approximately $355,000 and $3.1 million for the three and nine months ended September 30, 2018, respectively and $1.0 million and $2.8 million for the three and nine months ended September 30, 2017, respectively. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Research and development	$29	$85	$87	$269
Selling, general and administrative	326	861	3,003	2,549
Total stock-based compensation expense	$355	$946	$3,090	$2,818

The intrinsic value of stock options outstanding as of September 30, 2018 was $0.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the Legal Proceedings set forth in in the risk factors set forth in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017.

Item 1A.	Risk Factors

The risks described in our Annual Report on Form 10-K, as amended, for the year ended December 30, 2017 (the “2017 Annual Report”), and our Quarterly Report on Form 10-Q for the period ended June 30, 2018 (the “Q2 Quarterly Report”) could materially and adversely affect our business, financial condition, results of operations and the trading price of our securities. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial results. Below we have updated a risk factor included in the Q2 Quarterly Report to supplement the risks described in the 2017 Annual Report and the Q2 Quarterly Report.

We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Capital Market and Nasdaq could delist our common stock.

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. On September 26, 2018, we received a deficiency letter from the listing qualifications staff of the Nasdaq Stock Market, notifying us that, for the prior 30 consecutive business days, the closing bid price of our common stock was not maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rules, we have an initial compliance period of 180 calendar days, until March 25, 2019, to regain compliance with this requirement.

In the event that we are unable to increase our stock price above $1 per share to regain compliance with NASDAQ listing requirements, we may be required to complete a reverse stock split. Our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding shares of common stock, by a ratio of not less than one-for-two shares and not more than one-for-five shares. Our board of directors may complete a reverse stock split at any time prior to the date of our 2019 Annual Meeting of Stockholders at a ratio to be set within the range of ratios previously approved by the stockholders.

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

We cannot provide any assurance that stock price will regain the minimum bid price requirements of Nasdaq or that we will be able to satisfy any other continued listing requirement of the Nasdaq Stock Market. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5.	Other Information None

Item 6.	Exhibits

The exhibits listed in the Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC.
(Registrant)

Dated: November 14, 2018	By:	/s/ Loretta P. Mayer, Ph.D.
Loretta P. Mayer, Ph.D.
Chair of the Board, Chief Executive Officer and
Chief Scientific Officer

Dated: November 14, 2018	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer