Form 10-K
period 2018-12-31
SenesTech, Inc.
filed 2019-03-29
CIK 1680378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The NASDAQ Capital Market on such date was approximately $26,395,959. There were 18,040,497 shares of the registrant’s common stock outstanding on June 29, 2018.

The number of shares of common stock outstanding as of [March 29], 2019: 23,560,864

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Commission within 120 days of the end of the fiscal year and delivered to stockholders in connection with the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SENESTECH, INC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe-harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can often be identified by words such as: “expect,” “believe,” “estimate,” “plan,” “strategy,” “future,” “potential,” “continue,” “may,” “should,” “will,” and similar references to future periods. Examples include, among others, statements about:

●	Our commercialization and promotion strategy and plans, including key elements to our business strategy, how we commercialize, our sales approach, our areas and markets of focus, our pricing strategy, our strategic relationships and which geographic markets we target;

●	The potential market opportunities for commercializing our product candidates and the role we expect ContraPest® to hold within the market;

●	Our seeking further regulatory approvals for our product candidates;

●	The anticipated results and effects of our products, including those indicated in studies;

●	Our expectations regarding the potential market size for our products;

●	Estimates of our cash flow, expenses, capital requirements and need for additional financing;

●	Our ability to enter into strategic arrangements and to achieve the expected results from such arrangements;

●	The initiation, timing, progress and results of field studies and other studies and trials and our research and development programs;

●	Our ability to develop and manufacture our products in a commercially efficient manner;

●	The scope of protection we are able to obtain and maintain for our intellectual property rights covering our product candidates;

●	Our financial performance;

●	Developments and projections relating to our competitors and our industry;

●	Our expectation regarding our pricing strategy and our ability to sell our products at commercially reasonable values;

●	Our beliefs and expectations related to pending litigation; and

●	Our expectation regarding the commercialization of ContraPest and generation of related revenue.

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

PART I

Item 1.	Business.

Overview

SenesTech, Inc. (referred to in this report as “SenesTech,” the “Company,” “we” or “us”) was formed in July 2004 and incorporated in the state of Nevada. The Company subsequently reincorporated in the state of Delaware in November 2015. Our corporate headquarters is in Flagstaff, Arizona. We have developed and are commercializing a global, proprietary technology for managing animal pest populations, initially rat populations, through fertility control.

Although a myriad of tools are available to fight rat infestations, communities continue to face challenges in controlling today’s infestations. Infestations result in incredible infrastructure damage, as well as pose additional risks to the health and food security of communities. In addition to these challenges, the pest management industry and Pest Management Professionals (PMPs) are being increasingly asked for new solutions to help solve the problem. With growing concerns about rat resistance to rodenticides and a growing interest in non-lethal options, it is becoming increasingly important for PMPs to have new tools at their disposal. Our goal is to provide customers with not only a solution to combat their most difficult infestations, but also offer a non-lethal option to serve customers that are looking to decrease or remove the amount of poison used in their pest management programs.

Our first fertility control product, ContraPest, is a liquid bait containing the active ingredients 4-vinylcyclohexene diepoxide (VCD) and triptolide. When consumed, ContraPest targets reproduction, limiting fertility in male and female rats beginning with the first breeding cycle following consumption. ContraPest is being marketed for use in controlling rat populations, specifically Norway and roof rats. On August 23, 2015, the United States Environmental Protection Agency (EPA) granted registration approval for ContraPest as a Restricted Product Due to Professional Expertise (referred to in this report as a “Restricted Use designation”), effective August 2, 2016. On October 18, 2018, the EPA approved the removal of the Restricted Use designation. We believe ContraPest is the first and only non-lethal, fertility control product approved by the EPA for the management of rodent populations.

In addition to the EPA registration of ContraPest in the U.S., we must obtain registration from the various state regulatory agencies prior to selling in each state. As of the date of this report, we have received registration for ContraPest in all 50 states and the District of Columbia, 23 of which have approved the removal of the Restricted Use designation.

We expect to continue to pursue regulatory approvals and amendments to existing registration in the United States for ContraPest, and if ContraPest begins to generate sufficient revenue, regulatory approvals for any additional jurisdictions beyond the United States. The Company also continues to develop other potential additional fertility control and animal health products for additional species.

Current Challenges in Pest Control Methodologies

Despite current pest control methodologies, ranging from sanitation and physical approaches to biological and chemical approaches, rat infestations continue to be a significant problem. While deploying these methodologies can lead to an initial decrease in rat populations, rat infestations persist. As these infestations persist, so does the damage associated with them. Rodents cause significant damage to public infrastructure by undermining foundations with burrowing and by gnawing on electrical wiring and insulation, fireproofing systems and electronic and computer equipment. Rats also pose additional risks to the health and food security of communities.

While lethal poisons have been at the forefront of pest management programs to curb these infestations and the associated damage, they have not provided consistent, sustained results. This is because rats reproduce at an extremely rapid rate. This rapid rate of reproduction can be seen in the “population rebound” that typically follows the initial decline in rodent populations that are exposed to lethal poisons. After the initial decline in the infestation, surviving rodents have plentiful food and harborage creating conditions in which rats can quickly reproduce. A single pair of rats in the wild can, under ideal breeding conditions, contribute over 15,000 progenies in their expected lifespan of 8-12 months. This means that PMPs typically need to visit a site often to combat not only the initial infestation, but also subsequent “rebounds.”

Additionally, studies have shown that rodents will generally not consume food that they have seen adversely affect other rodents, which is referred to as “bait shyness.” When the adverse effects of lethal products are displayed by rodents, other rodents in the vicinity typically avoid the areas where these poisons were located. Finally, there is the potential that rats may develop a resistance to certain lethal rodenticides, further contributing to a potential failure of existing pest management approaches. Widespread resistance to rodenticides has been identified as a problem in Europe, and recent research indicates this may be an emerging issue in the U.S. as well. This requires property owners and PMPs to continuously apply, on a rotating basis, rodenticides that vary in active ingredients and formulations in an effort to control these populations without favoring resistance to a particular poison.

Integrated Pest Management and Fertility Control

The most effective, long-term way to manage rodents is by using a combination of tools that work together to magnify the efficacy of the pest management protocol. Integrated pest management is based upon this concept. Regulatory agencies and industry experts recognize that fertility control is or can be an essential component of safe and sustainable integrated pest management.

ContraPest is an innovative technology with an approach that targets the reproductive capabilities of both sexes in rat populations, inducing egg loss in female rats and impairing sperm development in males. Our proprietary formulation addresses key biological traits of rats, making it a more targeted solution. Targeting both males and females allows us to drive populations down and to sustain that population reduction. Its efficacy has been demonstrated in numerous internal and third-party studies.

Using a proprietary bait delivery method, ContraPest is dispensed in a highly palatable liquid formulation that promotes sustained consumption by rat communities, helping keep populations down. Rats require 10% of their body weight in water per day, making Contrapest an attractive bait to add to pest management programs. The high fat content and sweet taste leads to repeat consumption even among sought after food sources. In both field and laboratory settings, ContraPest was chosen by rats even in the presence of abundant water sources and plentiful food options including animal feed, trash, and other options. Consumption of ContraPest does not cause illness in rats and therefore it does not change behavior or result in “bait shyness,”

Adding ContraPest to an integrated pest management program allows PMPs to bring the populations down and keep them at a more manageable level by preventing reproduction and therefore limiting population rebounds. Knowing the populations are lower should allow PMPs to be more focused on preventing future invasions and maintenance instead of continually needing to respond to population spikes. ContraPest’s delivery system is designed to minimize handler exposure and is dispensed inside tamper-resistant bait stations, minimizing risks to handlers and non-target species.

We believe ContraPest can establish a new paradigm in rodent control, allowing for a decreased reliance on poisons through the offering of a stand-alone non-lethal option, where requested by the customer or required by circumstances.

ContraPest is a versatile tool that can be used as a standalone non-lethal solution or within integrated pest management program to help reduce reproduction and magnify the success of integrated infestation control methodologies.

Approved for use in indoor, non-food areas, and outdoors within one foot of a man-made structure, ContraPest gives PMPs an integral tool that can be deployed to fight rat infestations in a variety of settings. This is particularly important given that infested areas may include a diverse set of variables. ContraPest is currently dispensed from a tank and tray, housed inside a tamper resistant bait station.

Other Applications

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

Business Strategy

Our goal is to become a leader in fertility control technology designed to limit the adverse effects of rodent infestations, including infrastructure damage and risks to our communities’ health and food security. Key elements of our strategy are:

●	Work to maximize market acceptance for, and generate sales of, our products;

●	Manage the infrastructure for sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

●	Seek additional regulatory approvals for ContraPest and, to the extent we believe there is commercial viability, our other product candidates;

●	Further develop our manufacturing processes to contain costs while being able to scale to meet future demand of ContraPest and any other product candidates for which we receive regulatory approval;

●

Continue product development of ContraPest and advance our research and development activities and, as our operating budget permits, advance the research and development programs for other product candidates;

●	Maintain, expand and protect our intellectual property portfolio; and

●	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

Manufacturing, Marketing and Distribution

Commercialization Plans

We began to fully commercialize ContraPest and to generate revenue from the sale of ContraPest in the second quarter of 2018. Our target market segments for ContraPest include structural accounts (multi-family housing); national retailers; zoos and animal sanctuaries; food production and agriculture (e.g., meat packing facilities, dairy production plants, vegetable and fruit preparation facilities farms, storage facilities and protein production facilities (including cattle, sheep, pig and poultry facilities)); hospitality and theme parks (e.g., major restaurant chains and hotels) and municipalities (e.g., subways, transit systems and public housing agencies).

We market ContraPest both to pest management companies and directly to target segments, using a direct PMP sales channel, indirectly through distributor sales, and a direct sales force to targeted customer segments. In addition, we have been pursuing strategic relationships with large pest management companies and affinity groups for the distribution and sale of ContraPest.

Sales Approach

In the U.S., ContraPest is most commonly deployed and serviced by a licensed PMP, although some customers have in house pest management service personnel. In some circumstances, customers of pest management services will direct these PMPs to use certain products in the provision of their service.

Many of our potential customers purchase their products through a network of distributors. The advantages to us of selling through such distributors include:

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

We plan to be deeply involved in the initial deployment of ContraPest and assist with in-depth product training, business development, and the creation of sales and marketing tools.

Third-Party Arrangements

As a result of our sales approach and target markets, we are party to the following arrangements:

Distribution – In the U.S., ContraPest is primarily deployed and serviced by licensed PMPs. These PMPs typically purchase their supplies through distributors. Accordingly, we have agreements with seven distributors, and intend to add additional distributors from time to time. We also have the ability to sell directly to large pest control companies or other entities that provide in-house pest control.

Subject to obtaining necessary regulatory approvals, we plan to market ContraPest in additional international jurisdictions, including Europe. Our expectation is that we will stage these market launches after gaining further success in the United States or we find partners to finance the cost of the regulatory approval process and launches. However, we have not yet entered into any binding agreements related to these matters.

Pricing and Value

Our pricing strategy takes into account the cost of goods sold, the cost of competitive products and the value of our product to the end user. We believe ContraPest will be perceived as a significant value as a complement to existing pest control products or as a non-lethal stand-alone solution for managing rat infestations and, as such, should command a premium price. Our experience is that potential customers understand the advantages of ContraPest and become enthusiastic about its use. We plan to continue to use promotional efforts to support the value message and to justify our product’s premium price, built around the following proposed advantages:

●	ContraPest as a proven technology with: ● A targeted delivery for maximum efficacy; ● A proprietary gravity feeding system that optimizes consumption.

●	ContraPest can be used as an anchor for an integrated pest management program, or as a stand-alone solution to decrease reliance on poisons or other lethal options.

●	ContraPest is designed, formulated and dispensed to be low hazard for handlers and non-targeted species such as wildlife, livestock and pets.

We also focus on specific advantages for the individual customer and expect to position our product as having the following additional general advantages:

●	Savings by reducing loss or contamination of food inventories;

●	Savings by reducing damage to infrastructure;

●	Creation of a more predictable cost model based on prevention vs. treatment of spikes in population seen with rebound effect;

●	Reduction in disease vectors and clean-up costs with reduction of rat carcasses;

●	Savings in reduction of the use of other integrated pest management protocols as populations decrease with ContraPest deployment; and

●	Public relations advantages when reducing usage of poisons and other lethal products.

Focus Areas & Key Markets

As part of an integrated pest management program, ContraPest can target rat fertility and offer stable population control, to combat the most difficult rat infestations and assist in keeping manageable population levels going forward. This can limit the rebound effect seen with traditional rodent control measures, and with lower population levels in place, PMPs are able to reduce the number of ContraPest stations to accommodate a lower population, increasing their work flow efficiency and saving time to focus on integrating other integrated pest management tools to focus on prevention and maintenance rather than responding to population spikes.

Target markets include specific customers looking to reduce the level of lethal poisons as part of their pest management program including settings such as zoos, animal sanctuaries and island ecologies. As a stand-alone option, ContraPest can offer a non-lethal approach to helping PMPs bring and keep rat populations down.

Raw Materials and Manufacturing Process

ContraPest contains two active ingredients, VCD, an industrial chemical, and triptolide, a plant derived chemical from the Thunder God Vine, Tripterygium wilfordii. ContraPest also contains several other inactive ingredients. Currently, we source VCD from standard industrial chemical supply providers. Triptolide is derived from the Thunder God Vine, which is commonly cultivated and harvested wild in southeastern China and other Asian countries, and is available from a variety of sources. The process to purify triptolide for use in ContraPest is expensive, and we are currently investigating other, less costly sources of triptolide.

Our manufacturing process involves the incorporation of our two active ingredients, in low concentrations, into several inert ingredients. Once incorporated, the entire product goes through a micro-encapsulation process in order to stabilize the final formulation. Stabilizing the product in this manner allows it to be delivered to rodents in a non-lethal and effective manner.

Currently, we have production scale capability in our facilities in Arizona to manufacture ContraPest. Our internal production capabilities allow us to meet our current and anticipated demand during 2019 for ContraPest.

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

VCD has been well studied and causes specific loss of ovarian small follicles (both primordial and primary). Because oocytes do not regenerate, loss of these follicles leads to ovarian failure. Following repeated dosing, VCD causes ovarian failure in rats. However, daily dosing of rats with VCD does not produce generalized toxicity nor does it affect other tissues. A rat that consumes VCD will continue to reproduce until the pool of growing follicles are depleted through ovulation or atresia, which is the natural removal of follicles, which can take up to three months.

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

Current strategies for controlling feral animal populations are often ineffective, difficult to conduct and costly. Studies have shown that our fertility control technology is effective in both these species. Further development on this product candidate is on hold, but we intend to pursue this further as resources become available.

Companion Animal Product Candidates

We would like to develop the following products for use in companion animals such as domestic dogs and cats. However, applications for companion animals require FDA approval, which is a much longer and more expensive regulatory process. Our expectation is that we will pursue these technologies through research and development arrangements with other stakeholders.

●                Non-Surgical Spay and Neutering Product Candidate. Based on a low average of $100 for each spay or neuter procedure, the spay and neutering of companion animals constitutes a significant market in the United States alone, with few effective non-surgical alternatives. We are developing a product that can be easily administered to the companion animal orally or by injection in combination with vaccinations. No surgery is required and the surgical risks of infection and pain could be eliminated. This product candidate targets the ovaries and testes and is delivered through a proprietary drug delivery methodology. Early field studies with feral dogs showed encouraging signs of efficacy.

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

Competition

Currently, we are unaware of any other non-lethal fertility control products that target rodents. There are complementary products that are used for managing rodent infestations, which include rodenticides, kill devices and traps, as well as other integrated pest management approaches such as exclusion and sanitation improvements.

While ContraPest can be used as a non-lethal, stand-alone solution, we also believe that it has a valuable role within a successful integrated pest management protocol. By targeting the reproduction of rats, ContraPest can offer a proven solution that allows pest managers to reduce even the most challenging rat infestations, helping keep populations down thus enabling them to focus their efforts on complementary techniques.

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

The EPA granted registration approval for ContraPest effective August 2, 2016. This EPA approval was granted on a restricted-use basis, including indoor and limited outdoor use, and is based on a liquid formation. On October 18, 2018, the EPA removed the Restricted Use designation. We intend to diligently pursue additional related regulatory approvals from the EPA to support our product evolution, including seeking approval for full outdoor use, alternative formulations and for additional rodent species. In addition to the EPA registration of ContraPest in the U.S., we must obtain registration from the various state regulatory agencies prior to selling in each state. To date, we have received registration for ContraPest in all 50 states and the District of Columbia, 23 of which have approved the removal of the Restricted Use designation.

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

Personnel

As of December 31, 2018, we had 40 full-time, and four part-time employees including a total of two with Ph.D. degrees. Within our workforce, 21 employees are engaged in research and development and 23 in sales, business development, finance, legal, human resources, facilities, information technology and general management and administration.

With more focus on commercialization of ContraPest, we expect certain field support employees currently classified as research and development will be refocused on sales and marketing efforts and thus, reclassified as such.

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

ContraPest and our other product candidates, if approved, may not achieve adequate market acceptance necessary for commercial success

Even following receipt of regulatory approval for ContraPest or future regulatory approval of our other product candidates, such products may not gain market acceptance. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

●	The efficacy and safety of such product candidates as demonstrated in trials;

●	The uses, indications or limitations for which the product candidate is approved;

●	The potential and perceived advantages of product candidates over alternative or complementary products;

●	Product labeling or product insert requirements of the EPA or other regulatory authorities;

●	The timing of market introduction of our products as well as future competitive or alternative products;

●	Relative convenience and ease of use;

●	The effectiveness of our sales and marketing efforts and those of our collaborators; and

●	Unfavorable publicity relating to the product.

Depending on the commercial success of ContraPest, we may require additional capital to fund our operations. Failure to obtain this necessary capital if needed may force us to delay, limit, or terminate our product development efforts or other operations.

Commercialization of ContraPest and developing further product candidates, including conducting experiments and field studies, obtaining and maintaining regulatory approval and commercializing any products approved for sale, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we advance our commercialization activities. We plan to substantially expand our operations, and as a result of many factors, some of which may be currently unknown to us, our expenses may be higher than expected. Securing additional financing may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, including ContraPest. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

If we cannot successfully commercialize our products, especially ContraPest, we will not become profitable.

If any of our approved product candidates fail to achieve market acceptance, we will not be able to generate significant revenues, which would compromise our ability to become profitable. Furthermore, the commercial success of ContraPest will depend on a number of factors, including the following:

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

ContraPest is the first product we have marketed, and if we are unable to establish and maintain an effective sales force and marketing and distribution infrastructures, or enter into and rely upon acceptable third party relationships, we may be unable to generate any revenue.

We established and are continuing to develop a fully functional infrastructure for the sales, marketing, and distribution of our products and the cost of establishing and maintaining such an infrastructure may exceed the cost-effectiveness of doing so. In order to market ContraPest and any other products that may be approved by the EPA and comparable foreign regulatory authorities, we must continue to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for which we would incur substantial costs. If we are unable to establishand maintain adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate additional product revenue and may not become profitable. Without an effective internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against more established companies.

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

Although we obtained EPA approval for ContraPest in less than one year, the EPA review process for a product with one or more new active ingredients typically takes approximately two years to complete and approval is never guaranteed. Our other product candidates could fail to receive marketing approval from the EPA or, with respect to ContraPest or our other product candidates, from a comparable foreign regulatory authority for many reasons, including:

●	Disagreement over the design or implementation of our trials;

●	Failure to demonstrate a product candidate is safe;

●	Failure to demonstrate a product candidate’s benefits outweigh its risks;

●	Disagreement over our interpretation of data;

●	Disagreement over whether to accept efficacy results from trials;

●	The insufficiency of data collected from trials to obtain regulatory approval;

●	Irreparable or critical compliance issues relating to our manufacturing process; or

●	Changes in the approval policies or regulations that render our data insufficient for approval.

Any of these factors, some of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market any of our product candidates. Any such setback in our pursuit of regulatory approval could have a material adverse effect on our business and prospects.

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

As a manufacturer of pest control products, we are subject to continual government oversight and periodic inspections by the EPA and other regulatory authorities. If we or a regulatory agency discover problems with a facility where our products are manufactured, a regulatory agency may impose restrictions on the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing until certain procedural requirements have been met. The occurrence of any such event or penalty could limit our ability to market ContraPest or any other product candidates and generate revenue.

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

Our existing internal manufacturing platform is adequate for meeting our current demand for ContraPest. We may be required to spend significant time and resources to expand these manufacturing facilities to fully meet future demand. If we are unable to develop full-scale manufacturing capabilities, we may not be able to meet demand of our products without relying on third party manufacturers, which could adversely affect our operations or financial condition.

We will need to expand our operations and grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2018, we had 40 full-time and four part-time employees. As our development and commercialization plans and strategies develop, or as a result of acquisitions, we will need additional managerial, operational, sales, marketing, scientific, financial headcount, and other resources. Our management, personnel, and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We have not fully designed, implemented or assessed our internal control over financial reporting. If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. There are currently no material weaknesses in our internal controls over financial reporting and we are in the process of implementing measures designed to further improve our internal control over financial reporting, including how to remediate any identified material weakness in our internal controls, including:

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

We could be subject to legal proceedings and claims from time to time in the ordinary course of our business, including actions arising from tort, contract or other claims. See Item 3, “Legal Proceedings,” for more information. Litigation is expensive, time consuming, and could divert management’s attention away from running our business. The outcome of litigation or other proceedings is subject to significant uncertainty, and it is possible that an adverse resolution of one or more such proceedings could result in reputational harm and/or significant monetary damages, injunctive relief or settlement costs that could adversely affect our results of operations or financial condition as well as our ability to conduct our business as it is presently being conducted. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not be available on terms acceptable to us. In addition, regardless of merit or outcome, claims brought against us that are uninsured or underinsured could result in unanticipated costs, which could harm our business, financial condition and operating results and reduce the trading price of our stock.

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

If we are unable to develop additional sources of or alternatives to triptolide, a key ingredient for ContraPest, our long term ability to produce ContraPest at a cost effective price could be in jeopardy. If market demand for triptolide causes the price to increase beyond our ability to market at a competitive price or causes the quality of the refined ingredient to be less than needed for our production, our ability to commercialize ContraPest could be limited or delayed, which would adversely affect our business, results of operations and financial condition.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	Others may be able to make compounds that are the same as or similar to our future products but that are not covered by the claims of the patents that we own or have exclusively licensed;

●	We might not have been the first to file patent applications covering certain of our inventions;

●	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing on our intellectual property rights;

●	Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

●	Our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	We may not develop additional proprietary technologies that are patentable; and

●	The patents of others may have an adverse effect on our business.

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

Investment in product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, or become commercially viable. To date, we have financed our operations primarily through research grants as well as through the sale of equity securities and debt financings. Until August 2, 2016, we did not have any products approved by a regulatory authority for marketing or commercial sale, and we have generated minimal revenue from product sales to date. We continue to incur significant research, development, and other expenses related to our ongoing operations, including sales, marketing, and distribution functionality. As a result, we are not profitable and have incurred losses in every reporting period since our inception. For the years ended December 31, 2018 and 2017, we reported net losses of $12.2 million and $12.3 million, respectively. As of December 31, 2018, we had an accumulated deficit since inception of $85.8 million.

Since inception, we have dedicated a majority of our resources to the discovery and development of our proprietary product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

●	Attempt to achieve market acceptance for our products;
●	Continue to establish an infrastructure for the sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;
●	Scale up manufacturing processes and quantities to prepare for the commercialization of ContraPest and any other product candidates for which we receive regulatory approval;
●	Continue the research and development of ContraPest and our other product candidates, including engaging in any necessary field studies;
●	Seek regulatory approvals for ContraPest in various jurisdictions and for our other product candidates;
●	Expand our research and development activities and advance the discovery and development programs for other product candidates;
●	Maintain, expand and protect our intellectual property portfolio; and
●	Add operational, financial and management information systems and personnel, including personnel to support our clinical development and commercialization efforts and operations as a public company.

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

Future sales of a substantial number of shares of our common stock, or the perception that such sales will occur, could cause a decline in the market price of our common stock. This is particularly true if we sell our stock at a discount. As of March 25, 2019, we had 3,181,841 shares of our common stock subject to outstanding warrants that contain anti-dilution adjustments that provide for an adjustment to the exercise price for certain dilutive issuances of securities. If we offer or issue additional securities at a deemed price lower than the current exercise price of these outstanding warrants, these warrants will adjust pursuant to the price adjustment protection contained within these warrants. For example, our Rights Offering during 2018 resulted in an additional downward adjustment of the exercise price of these warrants from $1.50 per share to $0.95 per share. Any future issuance of common stock or securities convertible or exercisable into our common stock could cause a further downward adjustment of the exercise price of these warrants to the deemed issuance price if the issuance price is less than the exercise price of the warrants at the time of the new issuance.

Also, in the future, we may issue additional shares of our common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our common share price to decline.

In connection with our Rights Offering, each of our directors and officers was subject to certain lock-up agreements that expired in November 2018. Also in connection with our Rights Offering, we sold 5,357,052 shares of common stock, which are generally not subject to lock-up agreements and may be sold by the holder at any time, and warrants to purchase 5,357,052 shares of common stock, which are exercisable immediately by the holder. If these stockholders sell substantial amounts of common shares in the public market, or if the market perceives that such sales may occur, the market price of our common shares and our ability to raise capital through an issue of equity securities in the future could be adversely affected.

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

On September 26, 2018, we received a deficiency letter from the listing qualifications staff of the Nasdaq Stock Market, notifying us that, for the prior 30 consecutive business days, the closing bid price of our common stock was not maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rules, we had an initial compliance period of 180 calendar days, until March 25, 2019, to regain compliance with this requirement. On March 20, 2019 we received notice from the listing qualifications staff of the Nasdaq Stock Market, notifying us that the closing bid price of our common stock was greater than $1.00 per share for ten consecutive business days and that we had regained compliance with the minimum bid price requirement.

We cannot provide any assurance that our stock price will maintain the minimum bid price requirements of Nasdaq or that we will be able to satisfy any other continued listing requirement of the Nasdaq Stock Market. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Our corporate documents and Delaware law and certain warrants contain provisions that could discourage, delay or prevent a change in control of our company.

Provisions in our certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation currently provides for a staggered board of directors, whereby directors serve for three-year terms, with approximately one-third of the directors coming up for reelection each year. Having a staggered board will make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors. Additionally, warrants we issued in November 2017 and June 2018 and the warrants included in the units issuable in the Rights Offering provide a Black Scholes value based payment in connection with certain transactions that may discourage, delay or prevent a merger or acquisition. We may issue additional warrants with similar terms.

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

Item 1B.	Unresolved Staff Comments.

Not applicable

Item 2.	Properties.

As of December 31, 2018, our corporate headquarters is located in Flagstaff, Arizona, where we lease and occupy 17,797 square feet of office and industrial space pursuant to a lease that commenced on December 20, 2011 and expires on December 31, 2019. Our manufacturing facility is located within our corporate headquarters, occupying 4,865 square feet of the total space. We believe that we will be able to extend this lease or relocate to nearby facilities.

On November 16, 2016, we leased an additional 1,954 square feet of research and development space, also in Flagstaff, Arizona. This lease expired on November 15, 2018 and was extended for 24 months, through November of 2020. We believe that our existing facilities are adequate and meet our current needs for business, manufacturing and research.

Item 3.	Legal Proceedings.

On February 20, 2018, New Enterprises, Ltd. (“New Enterprises”), filed lawsuit against the Company and Roth Capital Partners, LLC (“Roth”) in the U.S. District Court for the District of Arizona (the “Court”). The complaint alleges nine counts against the Company, including that: the Company engaged in common law fraud and securities fraud to induce the chairman of New Enterprises into investing in the Company; failed to register New Enterprises’ requested transfer; breached stock certificates and the lock-up contract; tortuously interfered with prospective business advantage; and conversion. New Enterprises is seeking monetary damages, including compensatory damages, punitive damages, and attorney’s fees. On April 23, 2018, the Company moved to dismiss each of the claims alleged against the Company, and on May 18, 2-18, Roth moved to dismiss each of the claims alleged against it. The motions to dismiss were fully briefed, the Court issued an order granting the motions to dismiss, dismissing each of the claims alleged in the Complaint but allowed New Enterprises to file a motion for leave to file an Amended Complaint seeking to cure the deficiencies in its claims. On January 25, 2019, New Enterprises moved for leave to file an amended complaint, alleging similar claims against the Company and Roth. The Company and Roth have filed oppositions to New Enterprises’ motion, New Enterprises filed its reply, and the motion is currently under advisement with the Court. Roth has made a claim for indemnification to the Company based on contractual indemnification agreements, but to date, the Company has not accepted Roth’s indemnification demand.

On April 20, 2018, the Company’s former Executive Vice President and Chief Operating Officer Andrew Altman filed a charge of employment discrimination with the Equal Employment Opportunity Commission (EEOC) against the Company. Mr. Altman claimed that he was terminated after he expressed opposition to an email Cheryl Dyer, Chief Research Officer, had sent out to the management team, in which she criticized a Mormon newspaper. The Company filed a position statement on May 21, 2018. No substantive action has been taken since then, and the Company has not heard anything further either from the EEOC or Mr. Altman’s attorneys.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “SNES.” Our common stock was initially listed for trading on the NASDAQ Capital Market on December 8, 2016

Holders

As of March 28, 2019, there were approximately 626 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of beneficial owners represented by these holders of record.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company

We withhold (repurchase) shares of common stock in connection with the vesting of restricted shares to satisfy required tax withholding obligations. The following table sets forth information regarding purchases of our equity securities during the three months ended December 31, 2018:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2018 to October 31, 2018	—	$—	—	$—
November 1, 2018 to November 30, 2018	—	$—	—	$—
December 1, 2018 to December 31, 2018	17,375	$0.70	—	$—
Total	17,375	$0.70	—	$—

(1)	Fully vested shares of common stock withheld (purchased) by us in satisfaction of required withholding tax liability upon vesting of restricted stock.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, notes to our condensed consolidated financial statements and elsewhere in this report are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, our expectations regarding new accounting standards on our financial results, our expectations regarding our critical accounting policies; our expectations regarding our current operating plan, including operating expenses, product sales and revenue expectations, profitability and cash flows, anticipated revenue and sales of our equity securities, our beliefs regarding the use of stock-based awards as a compensation tool, our beliefs regarding certain tax positions, our beliefs regarding our revenue targets and the sufficiency of our liquidity and capital resources, our beliefs regarding ongoing litigation, our expectations regarding our significant employees, our expectations regarding commercialization of ContraPest and product development of our other product candidates, our expectations regarding our sales channel, including distributors, our expectations regarding regulatory approval of our products or product candidates, the continued listing of our common stock on The Nasdaq Capital Market, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part II of this Report, entitled “Risk Factors,” and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Since our inception in 2004, we have devoted substantially all of our resources to organizing and staffing our company, conducting research and development activities for our product candidates, business planning, raising capital and acquiring and developing product and technology rights. Until August 2016, we did not have any products approved for sale, and we have generated minimal revenue from product sales to date. We have primarily funded our operations to date with proceeds from the sale of common stock and preferred stock, the issuance of convertible and other promissory notes and, to a lesser extent, payments received in connection with research grants and licensing fees. Through December 31, 2017, we had received net proceeds of $61.7 million from our sales of common stock, preferred stock and issuance of convertible and other promissory notes and an aggregate of $1.7 million from research grants and licensing fees and an aggregate of $0.4 million in product sales. At December 31, 2018, we had an accumulated deficit of $85.8 million and cash and cash equivalents of $4.9 million.

We have incurred significant operating losses every year since our inception. Our net losses were $12.2 million and $12.3 million for the years ended December 31, 2018 and 2017 respectively. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

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

As a result, a significant portion of our operating expenses includes stock-based compensation expense. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy. Specifically, our stock-based compensation expense for the year ended December 31, 2018 and December 31, 2017 was $3.4 million and $3.7. million, respectively, which represented 28.6% and 30.0%, respectively, of our total operating expenses for those periods.

Components of our Results of Operations

Net Sales

Net sales are comprised primarily of sales, net of discounts and promotions, of ContraPest and related components, to our distributors and customers.

Prior to 2017, all of our revenue was derived from payments received in connection with research grants and licensing fees received under the former license agreement with Neogen. We recognized $0 revenue for the years ended December 31, 2018 and December 31, 2017, respectively, for services performed under NIH grants and in licensing fees under our former license agreement with Neogen. We do not anticipate additional grant revenue under the NIH grants or additional revenue from our former license agreement with Neogen.

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

Interest Expense.

Interest expense consists primarily of interest accrued on our capital lease and note commitments.

Other Income (Expense), Net.

Other income (expense), net, consists primarily of recognized change in value of short-term investments and income (expense) related to the year-over-year fair market value adjustment of our derivative warrant and losses associated with the early extinguishment of debt.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the years ended December 31, 2018 and December 31, 2017 has been affected by the valuation allowance on the Company’s deferred tax assets.

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. At December 31, 2018, the Company has federal and state net operating loss carryforwards of approximately $51.1 million and $37.6 million, respectively, not considering the IRC Section 382 annual limitation discussed below.  The federal loss carryforwards begin to expire in 2023, unless previously utilized.  Additionally, the utilization of the net operating loss carryforwards are subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code od 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382   and 383. results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not conducted an analysis of an ownership change under   section 382. To the extent that a study is completed and an ownership change is deemed to occur, the Company’s net operating   losses could be limited

Comparison of the Years December 31, 2018 to 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

SENESTECH, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

	For the Years Ended December 31,
	2018	2017

Net Sales	$297	$52
Cost of sales	241	45
Gross profit	56	7

Operating expenses:
Research and development	2,404	3,191
Selling, general and administrative	9,532	9,132
Total operating expenses	11,936	12,323

Net operating loss	(11,880)	(12,316)

Other income (expense):
Interest income	25	29
Interest expense	(74)	(85)
Interest expense, related parties	—	(1)
Other income (expense)	21	87
Total other income (expense)	(28)	30

Net loss and comprehensive loss	$(11,908)	$(12,286)
Warrant andtdilution price protection adjustment	333	—
Net loss attributable to common shareholders	$(12,241)	$(12,286)
Loss per share attributable to common shareholders, basic and diluted	$(0.63)	$(1.12)

Weighted average common shares outstanding - basic and fully diluted	19,402,091	10,920,909

Net Sales

Net sales, shown net of sales discounts and promotions, were $297,000 for the year ended December 31, 2018, compared to $52,000 for year ended December 31, 2017. The increase in our net product sales of $245,000 was a result of increased sales of ContraPest to our distributors as a result of increased marketing efforts and sales promotions. We expect net product sales to continue to increase year over year for the foreseeable future.

Cost of Goods Sold

Cost of goods sold was $241,000, or 81.1% of net sales, for the year ended December 31, 2018, compared to $45,000, or 86.5% of net sales for year ended December 31, 2017. The increase in cost of goods sold of $196,000, was driven by the cost of increased sales, increased sales discounts and promotions as well as increased scrap related to product manufactured during scale up activities that were ultimately deemed unsellable. The decrease as a percentage of sales was a result of process improvement efficiencies. We anticipate cost of goods sold as a percentage of sales will improve for the foreseeable future due to manufacturing efficiencies as a result of the scale up activities.

Gross Profit

Gross profit for the year ended December 31, 2018 was $56,000 or 18.9% of net sales, compared to a gross profit of $7,000 or 13.5% of net sales, for the year ended December 31, 2017. The increase in gross profit was a direct result of increased sales volume as described above, partially offset by increased sales discounts and promotions as well as increased scrap related to scale up activities.

Research and Development Expenses

	Year Ended December 31,		Increase (Decrease)
	2018	2017
	(in thousands)
Direct research and development expenses:

Personnel related (including stock-based compensation)	$1,548	$1,840	$(292)
Facility related	234	293	(59)
Other	622	1,058	(436)
Total research and development expenses	$2,404	$3,191	$787

Research and development expenses were $2.4 million for the year ended December 31, 2018, compared to $3.2 million for the year ended December 31, 2017. The $800,000 decrease in research and development expenses was primarily due to decreases in consulting and legal expenses, primarily related to regulatory affairs, of $384,000, stock compensation expenses of $271,000, rent and facilities of $60,000 and a reduction of manufacturing equipment maintenance of $134,000, offset by increases in travel related to customer support expense of $30,000 and depreciation expense of $290,000 due to equipment adds during 2018.

We continue to investigate other applications of our core technology to other product candidates, which includes laboratory tests and academic collaborations. We also continue to develop our supply chain, particularly identifying and improving our sourcing of triptolide and other ingredients for our product and product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.5 million for the year ended December 31, 2018, compared to $9.1 million for the year ended December 31, 2017. The increase of $0.4 million in selling, general and administrative expenses was primarily due to an increase of $307,000 in recruiting and other benefit expenses and an increase of $125,000 in legal expenses as a result of ongoing litigation, offset by a decrease of $32,000 in stock-based compensation expense.

Interest Expense Net

We recorded $49,000 of interest expense, net for the year ended December 31, 2018, compared to $57,000 for the year ended December 31, 2017. The decrease in interest expense, net of $8,000 was the result of decreased debt in the form of notes payable due primarily to the sale of a vehicle and related debt reduction in April 2018.

Other Income (Expense), Net

We recorded $21,000 of other income, net for the year ended December 31, 2018, compared to $87,000 of other income for the year ended December 31, 2017. The $66,000 net decrease in other income was primarily due to lower income recognized for year-over-year fair market value adjustment of our convertible promissory notes and a $10,000 loss on the early extinguishment of a note payable during 2018.

Liquidity and Capital Resources

Since our inception, we have sustained significant operating losses in the course of our research and development activities and commercialization efforts and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement with Neogen. In 2017, we began full scale marketing of our first product, ContraPest, and we continue to develop other product candidates, which are in various phases of development. We have funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock, debt financing, consisting primarily of convertible notes; and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees. Through December 31, 2018, we had received net proceeds of $61.7 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, and an aggregate of $1.7 million from licensing fees and an aggregate of $0.4 million from product sales. At December 31, 2018, we had an accumulated deficit of $85.8 million and cash and cash equivalents of $4.9 million.

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

Based upon our current operating plan, we expect that cash and cash equivalents and highly liquid, short term investments at December 31, 2018, in combination with anticipated revenue and additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 12 months. However, if anticipated revenue targets and margin targets are not achieved and we are unable to raise necessary capital through the sale of our securities, we may seek to reduce operating expenses, and take other measures that could impair our ability to be successful and operate as a going concern. In any event, we are likely to require additional capital in order to fund our operating losses and research and development activities until we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts.

Additional Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we market and focus on sales of ContraPest, and as we advance field studies of our product candidates in development. In addition, we will continue to incur costs associated with operating as a public company. As a result, we anticipate requiring additional funding during 2019.

In particular, we expect to incur substantial and increased expenses as we:

●	Work to maximize market acceptance for, and generate sales of, our products;

●	Manage the infrastructure for the sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

●	Continue the development of ContraPest and our other product candidates, including engaging in any necessary field studies;

●	Seek additional regulatory approvals for ContraPest and our other product candidates;

●	Scale up manufacturing processes and quantities to meet future demand of ContraPest and any other product candidates for which we receive regulatory approval;

●	Continue product development of ContraPest and advance our research and development activities and advance the research and development programs for other product candidates;

●	Maintain, expand and protect our intellectual property portfolio; and

●	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

Cash Flows

The following table summarizes our sources and uses of cash for each of the years presented:

	Year Ended December 31,
	2018	2017

Cash used in operating activities	$(9,129)	$(9,321)
Cash used in investing activities	5,016	(5,902)
Cash provided by financing activities	6,932	5,498
Net increase (decrease) in cash and cash equivalents	$2,819	$(9,725)

Operating Activities.

During the year ended December 31, 2018, operating activities used $9.1 million of cash, primarily resulting from our net loss of $11.9 million and changes in our operating assets and liabilities of $1.0 million, partially offset by non-cash charges of $3.8 million. Our net loss was primarily attributed to research and development activities and our selling, general and administrative expenses, as we generated limited product sales and no research grant and licensing revenue during the period. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2018 consisted primarily of a $29,000 decrease in accrued expenses and accounts payable, an increase in inventories of $721,000, a net increase in accounts receivable and deposits of $113,000 and an increase in prepaid expenses of $172,000

During the year ended December 31, 2017, operating activities used $9.3 million of cash, primarily resulting from our net loss of $12.3 million and changes in our operating assets and liabilities of $1.0 million, partially offset by non-cash charges of $4.0 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses, as we generated limited product sales, research grant and licensing revenue during the period. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2017 consisted primarily of a $742,000 decrease in accrued expenses and accounts payable, an increase in inventories of $483,000 and an increase in accounts receivable and deposits of $14,000, partially offset by a decrease in prepaid expenses of $167,000. The decrease in accrued expenses and accounts payable was primarily a result of a $1.0 million payment to Neogen in fulfillment of our settlement agreement in January 2017, offset by decreased payments of accrued expenses and accounts payable as a result of negotiation of better payable terms and management of payment timing.

Investing Activities.

During the year ended December 31, 2018, we generated $5.0 million of cash in investing activities, which consisted of $5 million in the sale of short term, highly liquid investments and $185,000 generated from the sale of equipment, offset by $239,000 used in the purchases of property and equipment.

During the year ended December 31, 2017, we used $5.9 million of cash in investing activities, which consisted of $5 million in the purchase of short term, highly liquid investments and $898,000 used in the purchases of property and equipment.

Financing Activities.

During the year ended December 31, 2018, net cash provided by financing activities was $6.9 million as a result of $5.1 million in proceeds from the issuance of common stock, net, $2.2 million in proceeds from warrant exercises and $9,000 in proceeds from issuances of notes, offset by $293,000 of repayments of related to notes payable and notes payable, related party, $71,000 in repayments of capital lease obligations and $58,000 of payments for employee withholding taxes related to share-based awards.

During the year ended December 31, 2017, net cash provided by financing activities was $5.5 million as a result of $5.2 million of net proceeds from the issuance of shares of common stock in a public offering in November 2017 as discussed elsewhere in this Annual Report on Form 10-K, $6,000 of proceeds received from the exercise of stock options and warrants, and $437,000 of proceeds received from our issuance of notes payable, all of which were partially offset by payments of $97,000 related to the notes payable, and $95,000 in repayments of capital lease obligations.

Recent Developments

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

On September 26, 2018, we received a deficiency letter from the listing qualifications staff of the Nasdaq Stock Market, notifying us that, for the prior 30 consecutive business days, the closing bid price of our common stock was not maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rules, we had an initial compliance period of 180 calendar days, until March 25, 2019, to regain compliance with this requirement. On March 20, 2019 we received notice from the listing qualifications staff of the Nasdaq Stock Market, notifying us that the closing bid price of our common stock was greater than $1.00 per share for ten consecutive business days and that we had regained compliance with the minimum bid price requirement.

We cannot provide any assurance that our stock price will maintain the minimum bid price requirements of Nasdaq or that we will be able to satisfy any other continued listing requirement of the Nasdaq Stock Market. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

While our significant accounting policies are described in more detail in Note 2 — Summary of Significant Accounting Policies to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the years ended December 31, 2018 and 2017, respectively.

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

We recorded stock-based compensation expense of approximately $3.4 million and $3.7 million for the years ended December 31, 2018 and 2017 respectively. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

	Years Ended December 31,
	2018	2017
	(in thousands)
Selling, general and administrative expenses	$3,306	$3,338
Research and development expense	106	377
Total stock-based compensation expense	$3,412	$3,715

The intrinsic value of stock options outstanding as of December 31, 2018 is $0.

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

SENESTECH, INC.

SENESTECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SenesTech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SenesTech, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

March 29, 2019

SENESTECH, INC.
BALANCE SHEETS
(In thousands, except shares and per share data)

	December 31,	December 31,
	2018	2017
ASSETS

Current assets:
Cash	$4,920	$2,101
Investment in securities	—	5,023
Accounts receivable	139	16
Prepaid expenses	342	170
Inventory	1,261	540
Deposits	9	19
Total current assets	6,671	7,869

Property and equipment, net	1,083	1,454
Total assets	$7,754	$9,323

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$219	$177
Accounts payable	173	391
Accrued expenses	771	589
Notes payable, related parties	—	12
Total current liabilities	1,163	1,169

Long-term debt, net	261	591
Deferred rent	16	41
Total liabilities	1,440	1,801

Commitments and contingencies (See note 15)	—	—

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,471,999 and 16,404,195 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	24	16
Additional paid-in capital	92,128	81,103
Accumulated deficit	(85,838)	(73,597)
Total stockholders’ equity	6,314	7,522

Total liabilities and stockholders’ equity	$7,754	$9,323

See accompanying notes to financial statements.

SENESTECH, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share data)

	For the Years Ended December 31,
	2018	2017

Net Sales	$297	$52
Cost of sales	241	45
Gross profit	56	7

Operating expenses:
Research and development	2,404	3,191
Selling, general and administrative	9,532	9,132
Total operating expenses	11,936	12,323

Net operating loss	(11,880)	(12,316)

Other income (expense):
Interest income	25	29
Interest expense	(74)	(85)
Interest expense, related parties	—	(1)
Other income (expense)	21	87
Total other income (expense)	(28)	30

Net loss and comprehensive loss	$(11,908)	$(12,286)
Deemed dividend-warrant antidilution price protection adjustment	333	—
Net loss attributable to common shareholders	$(12,241)	$(12,286)
Loss per share attributable to common shareholders, basic and diluted	$(0.63)	$(1.12)

Weighted average common shares outstanding - basic and fully diluted	19,402,091	10,920,909

See accompanying notes to financial statements.

SENESTECH, INC.

STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except shares and per share data)

						Accumulated
			Additional	Stock Subscribed		Other		Total
	Common Stock		Paid-In	not Issued		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity (Deficit)

Balance, December 31, 2016	10,157,292	$10	$72,069	8,500	$59	$—	$(61,311)	$10,827

Issuance of common stock sold for cash, net of fees	5,860,000	6	5,247	—	—	—	—	5,253
Issuance of common stock for services	168,206	—	552	(8,500)	(59)	—	—	493
Issuance of common stock for services, related parties	204,683	—	659	—	—	—	—	659
Issuance of common stock options for services	—	—	2,576	—	—	—	—	2,576
Cashless exercise of options	14,014	—	—	—	—	—	—	—
Net loss for the year ended December 31, 2017	—	—	—	—	—	—	(12,286)	(12,286)

Balance, December 31, 2017	16,404,195	$16	$81,103	—	$—	$—	$(73,597)	$7,522

Issuance of common stock sold for cash, net of fees	5,357,052	5	5,127	—	—	—	—	5,132
Issuance of common stock for services	221,193	—	36	—	—	—	—	36
Stock-based compensation	—	—	1,691	—	—	—	—	1,691
Issuance of common stock upon exercise of warrants	1,475,659	2	2,212	—	—	—	—	2,214
Issuance of common stock upon cashles exercise of stock options	13,900	—	—	—	—	—	—	—
Issuance of warrants			1,693					1,693
Warrant antidilution price protection adjustment			333				(333)	—
Option forfeitures and expirations			(67)					(67)
Net loss for the year ended December 31, 2018	—	—	—	—	—	—	(11,908)	(11,908)

Balance, December 31, 2018	23,471,999	$24	$92,128	—	$—	$—	$(85,838)	$6,314

The accompanying notes are an integral part of these financial statements.

SENESTECH, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years
	Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,908)	$(12,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments	(47)	(36)
Amortization of discounts on investments	—	17
Depreciation and amortization	447	391
Stock-based compensation	3,413	3,728
Loss on sale of equipment	15	—
Loss on early extinguishment of debt	10	—
(Gain) loss on remeasurement of common stock warrant liability	1	(69)
(Increase) decrease in current assets:
Accounts receivable	(123)	(6)
Prepaid expenses	(172)	167
Inventory	(721)	(483)
Deposits	10	(10)
Increase (decrease) in current liabilities:
Accounts payable	(218)	40
Accrued contract cancellation settlement	—	(1,000)
Accrued expenses	189	218
Deferred rent	(25)	8
Net cash used in operating activities	(9,129)	(9,321)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities	—	(5,004)
Proceeds received on sale of securities	5,070	—
Proceeds received on sale of equipment	185	—
Purchase of property and equipment	(239)	(898)
Net cash provided by (used in) investing activities	5,016	(5,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	5,132	5,253
Proceeds from the issuance of notes payable	9	437
Repayments of notes payable, net	(281)	(73)
Repayments of notes payable, related parties	(12)	(24)
Repayments of capital lease obligations	(71)	(95)
Proceeds from the exercise of warrants	2,213	—
Payment of employee withholding taxes relating to share-based awards	(58)	—
Net cash provided by financing activities	6,932	5,498

NET CHANGE IN CASH	2,819	(9,725)
CASH AT BEGINNING OF PERIOD	2,101	11,826
CASH AT END OF PERIOD	$4,920	$2,101

SUPPLEMENTAL INFORMATION:
Interest paid	$74	$87
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend	$333	—
Purchases of equipment under capital lease obligations	$37	$316

See accompanying notes to financial statements.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Organization and Description of Business

SenesTech, Inc. (referred to as “SenesTech,” the “Company,” “we” or “us”) was formed in July 2004 and incorporated in the state of Nevada. The Company subsequently reincorporated in the state of Delaware in November 2015. Our corporate headquarters is in Flagstaff, Arizona. We have developed and are commercializing a global, proprietary technology for managing animal pest populations, primarily rat populations, through fertility control.

SenesTech, Inc. (referred to in this report as “SenesTech,” the “Company,” “we” or “us”) was formed in July 2004 and incorporated in the state of Nevada. The Company subsequently reincorporated in the state of Delaware in November 2015. Our corporate headquarters is in Flagstaff, Arizona. We have developed and are commercializing a global, proprietary technology for managing animal pest populations, initially rat populations, through fertility control.

Although a myriad of tools are available to fight rat infestations, communities continue to face challenges in controlling today’s infestations. Infestations result in incredible infrastructure damage, as well as pose additional risks to the health and food security of communities. In addition to these challenges, the pest management industry and Pest Management Professionals (PMPs) are being increasingly asked for new solutions to help solve the problem. With growing concerns about rat resistance to rodenticides and a growing interest in non-lethal options, it is becoming increasingly important for PMPs to have new tools at their disposal. Our goal is to provide customers with not only a solution to combat their most difficult infestations, but also offer a non-lethal option to serve customers that are looking to decrease or remove the amount of poison used in their pest management programs.

Our first fertility control product, ContraPest, is a liquid bait containing the active ingredients 4-vinylcyclohexene diepoxide (VCD) and triptolide. When consumed, ContraPest targets reproduction, limiting fertility in male and female rats beginning with the first breeding cycle following consumption. ContraPest is being marketed for use in controlling rat populations, specifically Norway and roof rats. On August 23, 2015, the United States Environmental Protection Agency (EPA) granted registration approval for ContraPest as a Restricted Product Due to Professional Expertise (referred to in this report as a “Restricted Use designation”), effective August 2, 2016. On October 18, 2018, the EPA approved the removal of the Restricted Use designation. We believe ContraPest is the first and only non-lethal, fertility control product approved by the EPA for the management of rodent populations.

In addition to the EPA registration of ContraPest in the U.S., we must obtain registration from the various state regulatory agencies prior to selling in each state. As of the date of this report, we have received registration for ContraPest in all 50 states and the District of Columbia, nine of which have approved the removal of the Restricted Use designation.

We expect to continue to pursue regulatory approvals and amendments to existing registration in the United States for ContraPest, as well as regulatory approvals for any additional jurisdictions beyond the United States. The Company also continues to pursue other potential additional fertility control and animal health products for additional species.

Besides providing just the product, SenesTech provides PMPs with product training, and supports the PMPs by creating tools, training and awareness campaigns to help inform their customers, specifically within the food safety industry and larger residential customers, such as Home Owners Associations (“HOAs”), on the benefits of including ContraPest into their IPM protocols.

Going Concern

Although our audited financial statements for the year ended December 31, 2018 were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2018 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, we have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

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

Through December 31, 2018, we had received net proceeds of $61.7 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $0.4 million in net product sales. At December 31, 2018, we had an accumulated deficit of $85.8 million and cash and cash equivalents of $4.9 million.

Our ultimate success depends upon the outcome of a combination of factors, including: (i) successful commercialization of ContraPest and ongoing regulatory approvals of our other product candidates, (ii) market acceptance, commercial viability and profitability of ContraPest and other products; (iii) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development; (v) our ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.

Based upon our current operating plan, we expect that cash and cash equivalents and highly liquid, short term investments at December 31, 2018, in combination with anticipated revenue and additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 12 months. However, if anticipated revenue targets and margin targets are not achieved and we are unable to raise necessary capital through the sale of our securities, we may seek to reduce operating expenses and are likely to require additional capital in order to fund our operating losses and research and development activities until we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts.

 Major Customer

The Company has two major customers that accounted for approximately 52% and 13% and $157,000 and $38,000 of sales for the year ended December 31, 2018 and 91% and $127,000 of total accounts receivable at December 31, 2018. The Company expects to maintain this relationship with the customer.

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

Cash and Cash Equivalents

The Company considers money market fund investments to be cash equivalents. The Company had cash equivalents of $0 and $3 at December 31, 2018 and December 31, 2017, respectively, included in cash as reported.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was less than $1 at December 31, 2018 and $0 at December 31, 2017, respectively.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of the fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The performance obligations identified by the Company under Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers, are straightforward and similar to the unit of account and performance obligation determination under ASC Topic 605, Revenue Recognition. There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the twelve months ended ended December 31, 2018 and 2017, respectively.

The Company recognizes revenue when it leaves their dock at a fixed selling price and payment terms of 30 to 120 days from invoicing. The Company recognizes other revenue earned from pilot studies upon the performance of specific services under the respective service contract.

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

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of December 31, 2018 or December 31, 2017 and as such, no interest or penalties were recorded in income tax expense.

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

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, restricted stock units and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the years ended December 31, 2018 and 2017. Therefore, basic and diluted loss per share attributable to common stockholders was the same for all periods presented.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

2. Summary of Significant Accounting Policies – (continued)

	December 31,
	2018	2017
Common stock purchase warrants	11,226,821	6,431,785
Restricted stock unit	136,245	287,885
Common stock options	1,721,771	1,651,800
Total	12,084,837	8,371,470

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

Accounting Standards Issued But Not Yet Adopted:

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This standard amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early adoption is permitted and the new standard must be adopted using a modified retrospective approach, and provides for certain practical expedients. At December 31, 2018, the Company had future minimum lease payments on its operating leases of $316 that would be recorded as a capital lease liability on its balance sheet. The Company plans to adopt ASU 2016-02 on its financial statements and related disclosures at March 31, 2019.

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

(In thousands, except share and per share data)

3. Fair Value Measurements – (continued)

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$—	$—	$—	$3

Corporate fixed income debt securities	—	—	—	—

Total	$—	$—	$—	$—
Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$—	$—
Total	$—	$—	$—	$—

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$3	$—	$—	$3

Corporate fixed income debt securities	—	5,023	—	5,023

Total	$3	$5,023	$—	$5,026
Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$—	$—
Total	$—	$—	$—	$—

(1)	The change in the fair value of the common stock warrant and convertible notes payable for the twelve months ended December 31, 2018 and 2017 was recorded as a decrease to other income (expense) and interest expense of $1 and $1, respectively, in the statements of operations and comprehensive loss.

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

The Company did not have any held to maturity securities at December 31, 2017.

5. Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at December 31, 2018. The Company does not require collateral or other securities to support its accounts receivable.

6. Prepaid expenses

Prepaid expenses consist of the following:

	December 31,
	2018	2017
Director compensation	$100	$66
Director, officer and other insurance	121	33
Marketing programs and conferences	53	—
Legal retainer	25	25
Inventory purchase deposits	—	20
Professional service retainer	8	8
Rent	19	—
Equipment service deposits	3	7
Engineering, software licenses and other	13	11
Total prepaid expenses	$342	$170

7. Property and Equipment

Property and equipment, net consist of the following:

		December 31,
	Useful Life	2018	2017
Research and development equipment	5 years	$1,552	$1,349
Office and computer equipment	3 years	742	672
Autos	5 years	54	305
Furniture and fixtures	7 years	37	34
Leasehold improvements	*	283	283
		2,668	2,643
Less accumulated depreciation and amortization		1,585	1,189
Total		$1,083	$1,454

 * Shorter of lease term or estimated useful life

Depreciation and amortization expense was approximately $447 and $391 for the year ended December 31, 2018 and 2017, respectively.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

8. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2018	2017
Compensation and related benefits	$479	$304
Accrued Litigation	269	269
Personal property and franchise tax	23	—
Board Compensation	—	16
Other	—	—
Total accrued expenses	$771	$589

 9. Borrowings

A summary of the Company’s borrowings, including capital lease obligations, is as follows:

	At December 31,
Short-term debt:	2018	2017

Current portion of long-term debt	219	177
Total short-term debt	$219	$177
Long-term debt:
Capital lease obligations	$232	$272
Other unsecured promissory notes	248	496
Total	480	768
Less: current portion of long-term debt	219	177
Total long-term debt	$261	$591

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

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

10. Notes Payable, Related Parties

A summary of the Company’s notes payable, related parties is as follows:

	December 31,
	2018	2017
Unsecured promissory note, interest rate of 4.25% and 8% per annum	$—	$12
Total notes payable, related parties	—	12
Less: current portion of notes payable, related parties	—	12
Total notes payable, long-term	$—	$—

In April 2013, the Company and a previous employee entered into an agreement to settle all outstanding obligations consisting of a promissory note of $40, dated March 2009, and deferred salaries amounting to $72. The note and salary obligation provided for interest of 8% and 4.25%, respectively. The note required monthly payments of $1 and matured in May 2018. The deferred salary obligation required monthly payments of $1 and matured in June 2018.

Amounts outstanding on these obligations were $0 and $12 at December 31, 2018 and 2017, respectively.

Interest expense on the notes payable, related parties, was $1 and $1 for the years ended December 31, 2018 and 2017, respectively.

11. Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of December 31, 2018 as follows:

Common Stock Warrants	Number of Warrants	Date Issued	Term	Exercise Price

Outstanding at December 31, 2016	829,285

Common Stock Offering Warrants Issued	4,657,500	November 2017	5 years	$1.50	(1)
Common Stock Offering Underwriter Warrants	945,000	November 2017	5 years	$1.50
Outstanding at December 31, 2017	6,431,785

Warrants issued	1,133,909	June 2018	5 Years	$1.82
Common Stock Offering Warrants Issued	5,357,052	August 2018	5 Years	$1.15	(1)
Common Stock Offering - Dealer Manager Warrants	267,853	August 2018	5 Years	$1.725
Warrants exercised	(1,475,659)
Expired Warrants	(488,119)
Outstanding at December 31, 2018	11,226,821

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

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

11. Common Stock Warrants and Common Stock Warrant Liability – (continued)

On November 21, 2017, the Company issued a total of 4,657,500 detachable common stock warrants issued with the second public offering of 5,860,000 shares of its common stock at $1.00 per share. The common stock warrant is exercisable until five years from the date of grant. The common shares of the Company’s stock and detachable warrants exist independently as separate securities. As such, the Company estimated the fair value of the common stock warrants, exercisable at $1.50 per share, to be $661 using a lattice model based on the following significant inputs: Common stock price of $1.00; comparable company volatility of 73.8%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 1.87. The initial exercise price of these warrants was $1.50 per share, which adjusted downward to $1.47 on July 24, 2018, the record date of the Right’s Offering and downward to $0.95 per share on August 13, 2018, the date of the Rights Offering, pursuant to antidilution price adjustment protection contained within these warrants. Per guidance of ASC 260, the Company recorded a deemed dividend of $333 on the 3,181,841 unexercised warrants that contained this antidilution price adjustment protection provision and was calculated as the difference between the fair value of the warrants immediately prior to downward exercise price adjustment and immediately after the adjustment using a Black Scholes model based on the following significant inputs: On July 24, 2018: Common stock price of $1.38; comparable company volatility of 72.4%; remaining term 4.33 years; dividend yield of 0% and risk-free interest rate of 2.83. On August 13, 2018: Common stock price of $1.02; comparable company volatility of 74.0%; remaining term 4.25 years; dividend yield of 0% and risk-free interest rate of 2.75.

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

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

11. Common Stock Warrants and Common Stock Warrant Liability – (continued)

The estimated fair value of the derivative warrant liability was $0 at December 31, 2018. As this derivative warrant liability is revalued at the end of each reporting period, the fair values as determined at the date of grant and subsequent periods was based on the following significant inputs using a Monte Carlo option pricing model: common stock price of $7.91; comparable company volatility of 77.7% of the underlying common stock; risk-free rates of 1.93%; and dividend yield of 0%; including the probability assessment of a terminating change event occurring. The change in fair value of the derivative warrant liability was $1 for year ended December 31, 2018 and was recorded in other income (expense) in the accompanying statements of operations and comprehensive loss.

12. Stockholders’ Deficit

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

Common Stock

The Company had 23,471,999 and 16,404,195 shares of common stock issued and outstanding as of December 31, 2018 and 2017, respectively. During the year ending December 31, 2018, the Company issued 7,021,092 shares of common stock as follows:

●	an aggregate of 5,357,052 shares in connection with a Rights Offering generating net proceeds to the Company of approximately $5.1 million,

●	an aggregate of 1,475,659 shares for net proceeds of $2.1 million for the exercise of the Company’s November 2017 warrants (see Note 10 — Common Stock Warrants and Common Stock Warrant Liability for further details),

●	13,900 shares for the cashless exercise of stock options to employees,

●	32,625 shares to a former employee for the net settlement of restricted stock units whose vesting accelerated upon the termination of their employment contract,

●	37,162 shares to a Board member in net settlement of Board compensation totaling $28 and

●	151,406 shares for the net settlement of restricted stock units that vested during the period.

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

On November 8, 2017, the Company issued 5,860,000 shares of its common stock with a total of 4,657,500 detachable common stock warrants for net proceeds of $5.2 million in a second public offering of the Company’s common stock. In connection with this common stock offering, the Company issued to Roth Capital Partners, LLC, as underwriter, warrants to purchase an additional 945,000 shares of common stock.

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

13. Stock-based Compensation

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

As of December 31, 2018, the Company had 1,849,569 shares of common stock available for issuance under the 2018 Plan.

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

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the year ended December 31, 2018, were as follows:

	Employee	Non-Employee
Expected volatility	71.0% -79.8%	N/A
Expected dividend yield	—	N/A
Expected term (in years)	3.0-3.5	N/A
Risk-free interest rate	1.58%-2.89%	N/A

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

13. Stock-based Compensation – (continued)

Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption was determined based on historical volatilities from traded options of biotech companies of comparable in size and stability, whose share prices are publicly available. The expected term of options granted to employees is calculated based on the mid-point between the vesting date and the end of the contractual term according to the simplified method as described in SEC Staff Accounting Bulletin 110 because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its awards have been outstanding. For non-employee options, the expected term of options granted is the contractual term of the options. The risk-free rate by reference to the implied yields of U.S. Treasury securities with a remaining term equal to the expected term assumed at the time of grant. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not intend to pay dividends on its shares of capital stock..

The table summarizes the stock option activity, for both plans, for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Share	Weighted Average Remaining Contractual Per Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2016	1,477,300	$1.61	5.8	$9,662
Granted	258,500	$4.62	5.0	$34
Exercised	(18,000)	$0.50
Forfeited	(1,000)	$0.50
Expired	(65,000)	$10.22
Outstanding at December 31, 2017	1,651,800	$1.67	3.7	$—
Granted	179,471	$1.53	4.4	$—
Exercised	(49,000)	$0.50
Forfeited	(50,500)	$—
Expired	(10,600)	$—
Outstanding at December 31, 2018	1,721,171	$1.57	4.0	$—
Exercisable at December 31, 2018	1,443,296	$1.56	3.5	$—

(1)	The aggregate intrinsic value on the table was calculated based on the difference between the estimated fair value of the Company’s stock and the exercise price of the underlying option. The estimated stock values used in the calculation was $0.59 and $0.72 per share for each of the years ended December 31, 2018 and 2017 respectively.

The weighted average grant date fair value of options granted to employees for the year Ended December 31, 2017 was $1.53 per share.

The stock-based compensation expense was recorded as follows:

	Years Ended December 31,
	2018	2017
Research and development	$106	$377
General and administrative	3,306	3,338
Total stock-based compensation expense	$3,412	$3,715

The allocation between research and development and general and administrative expense was based on the department and services performed by the employee or non-employee.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

13. Stock-based Compensation – (continued)

Included in the table above, the Company recorded stock-based compensation expense of $137 and $137 for the years ended December 31, 2018 and 2017, respectively, for stock options granted to non-employees.

At December 31, 2018, the total compensation cost related to non-vested options not yet recognized was $577, which will be recognized over a weighted average period of 27 months, assuming the employees complete their service period required for vesting.

Effective July 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), which permits the issuance of up to 2,000,000 shares reserved for the grant of stock options, stock appreciation rights, restricted stock units and other stock-based awards for employees, directors or consultants.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the years ended December 31, 2017 and 2016:

	Number of Units	Weighted Average Grant Date Fair Value Per Units
Outstanding as of December 31, 2016	455,430	$0.76
Granted	117,885 (1)	$6.95
Vested	(282,344)	$1.75
Forfeited	(3,086)	$—
Outstanding as of December 31, 2017	287,885	$1.86
Granted	75,732 (2)	$1.62
Vested	(223,795)	$2.56
Forfeited	(3,577)	$6.99
Outstanding as of December 31, 2018	136,345	$0.98

(1)	40,000 restricted stock units were granted on March 27, 2017 with a weighted average grant date fair value of $8.35, 17,885 restricted stock units were granted on May 19, 2017 with a weighted average grant date fair value of $6.99 and 60,000 restricted stock units were granted on June 19, 2017 with a weighted average grant date fair value of $6.00.

(2)	12,820 restricted stock units were granted on June 12, 2017 with a weighted average grant date fair value of $0.65 and 62,912 restricted stock units were granted on June 12, 2018 with a weighted average grant date fair value of $1.82

14. Income Taxes

The components of the pretax loss from operations for the years ended December 31, 2018 and 2017 are as follows (in thousands)

	2018	2017
U.S. Domestic	(11,908)	(12,286)
Foreign	—	—
Pretax loss from operations	(11,908)	(12,286)

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The provision for income taxes from continuing operations for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017

Current
Federal	—	—
State	—	—
Foreign	—	—
Total current	—	—

Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total income tax expense (benefit)	—	—

Tax Rate Reconciliation

A reconciliation on income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows (in thousands):

	12/31/18	12/31/17
Income tax benefit at statutory rates	(2,501)	(4,176)
State income tax, net of federal benefit	(331)	(566)
Permanent items	8	7
Stock-based compensation	697	—
Tax Rate Adjustment – TCJA	7,758	—
Change in rate	941	—
Stock Compensation DTA Adjustment	5,794	—
Change in Valuation Allowance	(12,673)	4,735
RTP and Other	307	—
Income tax expense (benefit)	—	—

Significant components of the Company’s deferred tax assets as of December 31, 2018 and 2017 are shown below.  A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets have not met the more likely than not threshold.

	12/31/18	12/31/17
Deferred tax assets:
Deferred Rent	4	29
Federal and State Net Operating Loss Carryovers	12,964	17,013
Stock Based Compensation	448	9,234
Compensation Accruals and Other	187	(5)
Total deferred tax assets	13,603	26,271
Valuation Allowance for deferred tax assets	(13,550)	(26,222)
Deferred tax assets, net of valuation allowance	53	49

Deferred tax liabilities:
Depreciation	(53)	(49)
Total deferred tax liabilities	(53)	(49)

	—	—

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

At December 31, 2018, the Company has federal and state net operating loss carryforwards of approximately $51.1 million and $37.6 million, respectively, not considering the IRC Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2023, unless previously utilized.

Additionally, the utilization of the net operating loss carryforwards are subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future.  These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or   public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not conducted an analysis of an ownership change under section 382.  To the extent that a study is completed and an ownership change is deemed to occur, the Company’s net operating losses could be limited.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2018 and 2017 (in thousands):

	12/31/18	12/31/17
Gross unrecognized tax benefits at the beginning of the year	—	—
Increases related to current year positions	—	—
Increases related to prior year positions	—	—
Decreases related to prior year positions	—	—
Expiration of unrecognized tax benefits	—	—
Gross unrecognized tax benefits at the end of the year	—	—
	—	—

None of the unrecognized tax benefits would affect the Company’s annual effective tax rate.

The Company does not expect a significant change in unrecognized tax benefits over the next 12 months.

The Company files income tax returns in the United States and Arizona with general statutes of limitations of 3 and 4 years, respectively. Due to net operating losses incurred, the Company’s tax returns from inception to date are subject to examination by taxing authorities.  The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of Dec 31, 2018, the Company had no interest or penalties accrued for uncertain tax positions.

Tax Cuts and Jobs Act Disclosures:

On December 20, 2017 the United States House of Representatives and the Senate passed the “Tax Cuts and Jobs Act” (the “Tax Act”), which was signed into law on December 22, 2017.

Due to the complexity of the Tax Act, the SEC issued guidance in ASU 2018-05 which clarified the accounting for income taxes under ASC 740 if certain information was not yet available, prepared or analyzed in reasonable detail to complete the accounting for income tax effects of the Tax Act. ASU 2018-05 provided for a measurement period of up to one year after the enactment of the Tax Act, during which time the required analyses and accounting must have been completed.

During the measurement period (i) income tax effects of the Tax Act must have been reported if the accounting was completed; (ii) provisional amounts must have been reported for income tax effects of the Tax Act for which the accounting was incomplete but a reasonable estimate could be determined; and (iii) provisional amounts were not required to be reported for income tax effects of the Tax Act for which a reasonable estimate could not be determined.

The Tax Act did not have a material impact on the Company's net deferred tax balances or its provision for income taxes due to the Company's full valuation allowance since inception.

The determination of the Tax Act’s income tax effects may change following future legislation or further interpretation of the Tax Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.

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

On February 20, 2018, New Enterprises, Ltd. (“New Enterprises”), filed lawsuit against the Company and Roth Capital Partners, LLC (“Roth”) in the U.S. District Court for the District of Arizona (the “Court”). The complaint alleges nine counts against the Company, including that: the Company engaged in common law fraud and securities fraud to induce the chairman of New Enterprises into investing in the Company; failed to register New Enterprises’ requested transfer; breached stock certificates and the lock-up contract; tortuously interfered with prospective business advantage; and conversion. New Enterprises is seeking monetary damages, including compensatory damages, punitive damages, and attorney’s fees. On April 23, 2018, the Company moved to dismiss each of the claims alleged against the Company, and on May 18, 2-18, Roth moved to dismiss each of the claims alleged against it. The motions to dismiss were fully briefed, the Court issued an order granting the motions to dismiss, dismissing each of the claims alleged in the Complaint but allowed New Enterprises to file a motion for leave to file an Amended Complaint seeking to cure the deficiencies in its claims. On January 25, 2019, New Enterprises moved for leave to file an amended complaint, alleging similar claims against the Company and Roth. The Company and Roth have filed oppositions to New Enterprises’ motion, New Enterprises filed its reply, and the motion is currently under advisement with the Court. Roth has made a claim for indemnification to the Company based on contractual indemnification agreements, but to date, the Company has not accepted Roth’s indemnification demand.

On April 20, 2018, the Company’s former Executive Vice President and Chief Operating Officer Andrew Altman filed a charge of employment discrimination with the Equal Employment Opportunity Commission (EEOC) against the Company. Mr. Altman claimed that he was terminated after he expressed opposition to an email Cheryl Dyer, Chief Research Officer, had sent out to the management team, in which she criticized a Mormon newspaper. The Company filed a position statement on May 21, 2018. No substantive action has been taken since then, and the Company has not heard anything further either from the EEOC or Mr. Altman’s attorneys.

Lease Commitments

The Company is obligated under capital leases for certain research and computer equipment that expire on various dates through May 2020. At December 31, 2018, the gross amount of office and computer equipment, and research equipment and the related accumulated amortization recorded under the capital leases was $521 and $200, respectively.

In February 2012, the Company entered into an operating lease for its corporate headquarters. The lease was due to expire in January 2015. In December 2013, the Company amended its lease to expand into the remaining area in the building and extended the term to December 31, 2019. In February 2014, the Company further amended the lease to expand into an adjacent building. The lease requires escalating rental payments over the lease term. Minimum rental payments under the operating lease are recognized on a straight-line basis over the term of the lease and accordingly, the Company records the difference between the cash rent payments and the recognition of rent expense as a deferred rent liability. The lease is guaranteed by the President of the Company. We are in current discussions to extend the current lease.

On November 16, 2016, we leased an additional 1,954 square feet of research and development space, also in Flagstaff. This lease expired on November 15, 2018 but was extended for an additional 24 months, through November 2020. A subsequent amendment to the lease allows for the Company to cancel the lease at any time through the lease term with 30 days notice.

The lease extension requires fixed rental payments over the lease term. Minimum rental payments under the operating lease are recognized on a straight-line basis over the term of the lease as expense, and accordingly, the Company recorded no deferred rent liability under this lease.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

15. Commitments and Contingencies – (continued)

Rent expense was $242 and $312 for the year ended December 31, 2018 and 2017, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum capital lease payments as of December 31, 2018 are follows:

	Capital Leases	Operating Lease
Years Ending December 31,
2019	99	271
2020	78	45
2021	63	—
2022	33	—
2023	3
Total minimum lease payments	$276	$316

Capital Leases
Less: amounts representing interest (ranging from 7.75% to 11.58%)	$43

Present value of minimum lease payments	233

Less: current installments under capital lease obligations	77

Total long-term portion	$156

16. Subsequent Events

In January 2019, the Company net issued 18,474 shares of common stock for a cashless exercise of vested common share options.

Also in January 2019, the Company issued 38,580 shares of common stock to certain employees in net settlement of bonus compensation of $49 accrued at December 31, 2018.

In March 2019, the Company issued an aggregate of 31,811 shares of common stock for the exercise of certain warrants. The net proceeds to the company for this exercise was $37.

On March 20, 2019 we received notice from the listing qualifications staff of the Nasdaq Stock Market, notifying us that the closing bid price of our common stock was greater than $1.00 per share for ten consecutive business days and that we had regained compliance with the minimum bid price requirement of the Nasdaq Stock Market.

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

In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018. In making this assessment, the Company used the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, (COSO). Based on this assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2018 based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for smaller reporting companies and emerging growth companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item regarding our directors and executive officers is set forth in Part I of this report under Item 1, “Business—Directors and Executive Officers of the Registrant” and will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC under the captions “Nominees and Continuing Directors” and “Executive Officers” and is incorporated herein by this reference.

The information required by this Item regarding compliance by our directors, executive officers and holders of ten percent of a registered class of our equity securities with Section 16(a) of the Securities Exchange Act of 1934 will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC under the caption “Stock Ownership” and is incorporated herein by this reference.

The remaining information required by this Item will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC under the caption “Corporate Governance” and is incorporated herein by this reference.

Item 11.	Executive Compensation.

The information required by this Item will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC under the captions “Corporate Governance” and “Executive Officer Compensation” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding equity compensation plan information will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC under the caption “Equity Compensation Plan Information” and is incorporated herein by this reference.

The information required by this Item regarding security ownership will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC under the caption “Security Ownership of Principal Stockholders, Directors and Management” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item with respect to principal accounting fees and services will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC under the caption “Ratify Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

1.	Financial Statements.

The following consolidated financial statements are filed as part of this report under Item 8 of Part II, “Financial Statements and Supplementary Data.”

A.	Balance Sheets as of December 31, 2018 and 2017.
B.	Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017.
C.	Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017.
D.	Statements of Cash Flows for the years ended December 31, 2018 and 2017.
2.	Financial Statement Schedules.

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

SENESTECH, INC.

Date: March 29, 2019	By:	/s/ Loretta P. Mayer, Ph.D.
Loretta P. Mayer
Chair of the Board, Chief Executive Officer and Chief Scientific Officer

Date: March 29, 2019	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 29, 2019, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Loretta P. Mayer, Ph.D.
Loretta P. Mayer, Ph.D.	Chair of the Board, Chief Executive Officer and Chief Scientific Officer
(Principal Executive Officer)

/s/ Thomas C. Chesterman
Thomas C. Chesterman	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/S/ Delphine Francois Chiavarini	Director
Delphine Francois Chiavarini

/S/ Marc Dumont	Director
Marc Dumont

/S/ Jamie Bechtel	Director
Jamie Bechtel

/S/ Matthew K. Szot	Director
Matthew K. Szot

/S/ Julia Williams, M.D.
Julia Williams, M.D. /S/ Ken Siegel	Director
Ken Siegel	Director