Form 10-K/A
period 2018-12-31
SenesTech, Inc.
filed 2019-03-29
CIK 1680378

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

The number of shares of common stock outstanding as of March 29, 2019: 23,560,864

EXPLANATORY NOTE

SenesTech, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 29, 2019 (the “2018 Annual Report”) solely to include Exhibit 10.3, SenesTech, Inc. 2018 Equity Incentive Plan and forms of agreement thereunder, Exhibit 21.1, Subsidiaries of the Registrant and 23.1, Consent of Independent Registered Public Accounting Firm, inadvertently omitted from the previously filed 2018 Annual Report.

Except as described above, no other changes have been made to the 2018 Annual Report, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the 2018 Annual Report. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the 2018 Annual Report.

EXHIBITS

Exhibit		Filed or Furnished	Incorporated by Reference
Number	Description	Herewith	Form	Filing Date	Exhibit	File No.
3.1	Amended and Restated Certificate of Incorporation		S-1/A	10/20/2016	3.3	333-213736
3.2	Amended and Restated Bylaws		S-1	9/21/2016	3.5	333-213736
10.1(1)	SenesTech, Inc. 2008 – 2009 Non-Qualified Stock Option Plan and form of agreement thereunder		S-1	9/21/2016	10.1	333-213736
10.2(1)	SenesTech, Inc. 2015 Equity Incentive Plan and forms of agreement thereunder		S-1	9/21/2016	10.2	333-213736
10.3(1)	SenesTech, Inc. 2018 Equity Incentive Plan and forms of agreement thereunder		DEF 14A	4/30/2018	Annex A	001-37941
10.4(1)	Form of Restricted Stock Unit Agreement		8-K	12/21/2016	4.1	001-37941
10.5(1)	Form of Indemnification Agreement		S-1	9/21/2016	10.2	333-213736
10.6(1)	Employment Letter Agreement by and between the Registrant and Loretta P. Mayer, Ph.D. dated June 30, 2016		S-1	9/21/2016	10.7	333-213736
10.7(1)	Employment Letter Agreement by and between the Registrant and Cheryl A. Dyer, Ph.D. dated June 30, 2016		S-1	9/21/2016	10.8	333-213736
10.8(1)	Employment Offer Letter by and between the Registrant and Thomas Chesterman dated November 20, 2015.		S-1	9/21/2016	10.9	333-213736
10.9	Lease by and between the Registrant and Caden Court, LLC, dated as of December 20, 2011 and amendments thereto dated December 6, 2013 and February 27, 2014.		S-1	9/21/2016	10.5	333-213736
10.10(2)	Agency Agreement by and between the Registrant, Inmet S.A. and Bioceres, Inc. dated January 21, 2016.		S-1	9/21/2016	10.10	333-213736
10.11(2)	Services Agreement by and between the Registrant, Inmet S.A. and Bioceres, Inc. dated January 21, 2016.		S-1	9/21/2016	10.11	333-213736
10.12	Settlement Agreement and Release dated January 23, 2017 by and between Neogen Corporation and the Registrant.		8-K	1/23/2017	1.1	001-37941
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

(1)	Indicates a management contract or compensatory plan or arrangement.
(2)	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.

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

3