Form 10-Q
period 2019-03-31
SenesTech, Inc.
filed 2019-05-15
CIK 1680378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SNES	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

The number of shares of common stock outstanding as of May 15, 2019: 24,993,279

SENESTECH, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements

SENESTECH, INC.

CONDENSED BALANCE SHEETS

(In thousands, except shares and per share data)

	March 31,	December 31,
	2019	2018
ASSETS	(Unaudited)

Current assets:
Cash	$2,946	$4,920
Accounts receivable	150	139
Prepaid expenses	345	342
Inventory	1,335	1,261
Deposits	8	9
Total current assets	4,784	6,671

Right to use asset-operating leases	76	—
Property and equipment, net	983	1,083
Total assets	$5,843	$7,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$202	$219
Accounts payable	272	173
Accrued expenses	776	771
Total current liabilities	1,250	1,163

Long-term debt, net	227	261
Operating lease liability	76	—
Common stock warrant liability	5	—
Deferred rent	15	16
Total liabilities	1,573	1,440

Commitments and contingencies (See note 12)	—	—

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,560,864 and 23,471,999 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	24	24
Additional paid-in capital	92,448	92,128
Accumulated deficit	(88,202)	(85,838)
Total stockholders’ equity	4,270	6,314

Total liabilities and stockholders’ equity	$5,843	$7,754

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Net Sales	$19	$19
Cost of sales	12	19
Gross profit	7	—

Operating expenses:
Research and development	464	634
Selling, general and administrative	1,904	2,028
Total operating expenses	2,368	2,662

Net operating loss	(2,361)	(2,662)

Other income (expense):
Interest income	15	6
Interest expense	(13)	(22)
Other income (expense)	(5)	13
Total other income (expense)	(3)	(3)

Net loss and comprehensive loss	$(2,364)	$(2,665)

Loss per share attributable to common shareholders, basic and diluted	$(0.10)	$(0.16)

Weighted average common shares outstanding - basic and fully diluted	23,518,400	16,496,385

See accompanying notes to financial statements.

SENESTECH, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except shares and per share data)
(Unaudited)

			Additional	Stock		Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity (Deficit)
Balance, December 31, 2017	16,404,195	$16	$81,103	$—	$(73,597)	$7,522

Issuance of common stock for services	94,151	1	27	—	—	28
Stock-based compensation	—	—	670	—	—	670
Issuance of common stock upon cashless exercise of stock options	13,900	—	—	—	—	—
Stock subscribed but not issued	—	—	(8)	8	—	—
Net loss for the three months ended March 31, 2018	—	—	—	—	(2,665)	(2,665)

Balance, March 31, 2018	16,512,246	$17	$81,792	$8	$(76,262)	$5,555

Balance, December 31, 2018	23,471,999	$24	$92,128	$—	$(85,838)	$6,314

Issuance of common stock for services	38,580	—	32	—	—	32
Stock-based compensation	—	—	252	—	—	252
Issuance of common stock upon exercise of warrants	31,811	—	36	—	—	36
Issuance of common stock upon cashless exercise of stock options	18,474	—	—	—	—	—
Net loss for the three months ended March 31, 2019	—	—	—	—	(2,364)	(2,364)

Balance, March 31, 2019	23,560,864	$24	$92,448	$—	$(88,202)	$4,270

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,364)	$(2,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments	—	(18)
Bad debts expense	—	5
Depreciation and amortization	111	117
Stock-based compensation	252	698
Loss on remeasurement of common stock warrant liability	5	—
(Increase) decrease in current assets:
Accounts receivable	(11)	9
Prepaid expenses	(3)	(75)
Inventory	(74)	(247)
Deposits	1	2
Increase (decrease) in current liabilities:
Accounts payable	99	(22)
Accrued expenses	37	(116)
Deferred rent	(1)	(6)
Net cash used in operating activities	(1,948)	(2,318)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on sale of securities	—	798
Purchase of property and equipment	(11)	(3)
Net cash provided by (used in) investing activities	(11)	795

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable, net	(32)	(26)
Repayments of notes payable, related parties	—	(6)
Repayments of capital lease obligations	(19)	(18)
Proceeds from the exercise of warrants	36	—
Net cash provided by financing activities	(15)	(50)

NET CHANGE IN CASH	(1,974)	(1,573)
CASH AT BEGINNING OF PERIOD	4,920	2,101
CASH AT END OF PERIOD	$2,946	$528

SUPPLEMENTAL INFORMATION:
Interest paid	$13	$22
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of equipment under capital lease obligations	$—	$10
Common stock issued on accrued bonus	$32	$—

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

In addition to the EPA registration of ContraPest in the United States, we must obtain registration from the various state regulatory agencies prior to selling in each state. As of the date of this report, we have received registration for ContraPest in all 50 states and the District of Columbia, 35 of which have approved the removal of the Restricted Use designation.

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

Potential Need for Additional Capital

Since our inception, we have sustained significant operating losses in the course of our research and development activities and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement with Neogen. In 2017, we began to prepare and launch commercialization of our first product, ContraPest. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock. Public equity sales include:

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

(v)	issuance of 31,811 shares of common stock as a result of the exercise of warrants in March 2019 at an exercise price of $1.15 per warrant.

We have also raised capital through debt financing, consisting primarily of convertible notes; and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees.

Through March 31, 2019, we had received net proceeds of $61.8 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $0.4 million in net product sales. At March 31, 2019, we had an accumulated deficit of $88.2 million and cash and cash equivalents of $2.9 million.

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

Based upon our current operating plan, we expect that cash and cash equivalents at March 31, 2019, in combination with anticipated revenue and additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 12 months. However, if anticipated revenue targets and margin targets are not achieved and we are unable to raise necessary capital through the sale of our securities, we may seek to reduce operating expenses and take other measures that could impair our ability to be successful and operate as a going concern. In any event, we are likely to require additional capital in order to fund our operating losses and research and development activities until we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts.

SENESTECH, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 - Organization and Description of Business – (continued)

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2019, the Company’s operating results for the three months ended March 31, 2019 and 2018, and the Company’s cash flows for the three months ended March 31, 2019 and 2018. The accompanying financial information as of December 31, 2018 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2018, both filed with the SEC on March 29, 2019. All amounts shown in these financial statements and accompanying notes are in thousands, except percentages and per share and share amounts.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The significant estimates in the Company’s financial statements include the valuation of preferred stock, common stock and related warrants, and other stock-based awards. Actual results could differ from such estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no material impact on net earnings, financial position or cash flows.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was less than $1 at March 31, 2019 and at December 31, 2018.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work in progress and finished goods.

Components of inventory are:

	March 31,	December 31,
	2019	2018
Raw materials	$1,087	$1,111
Work in progress	1	—
Finished goods	251	154
Total inventory	1,339	1,265
Less:
Reserve for obsolete	(4)	(4)
Total net inventory	$1,335	$1,261

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

SENESTECH, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of the fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The performance obligations identified by the Company under Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers, are straightforward and similar to the unit of account and performance obligation determination under ASC Topic 605, Revenue Recognition. There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the three months ended March 31, 2019 and 2018, respectively.

The Company recognizes revenue when it leaves their dock at a fixed selling price and payment terms of 30 to 120 days from invoicing. The Company recognizes other revenue earned from pilot studies upon the performance of specific services under the respective service contract.

The Company derives revenue primarily from commercial sales of products.

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

The stock-based compensation expense recorded for the three months ended March 31, 2019 and 2018, is as follows:

	Three Months Ended March 31,
	2019	2018
Research and development	$9	$29
Selling, general and administrative	243	669
Total stock-based compensation expense	$252	$698

See Note 11 for additional discussion on stock-based compensation.

Income Taxes

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. These deferred tax assets are subject to periodic assessments as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recorded which would increase the provision for income taxes. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. The Company currently maintains a full allowance against its deferred tax assets.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. Only those benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities are recognized. Based on its evaluation, the Company has concluded there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of March 31, 2019 or December 31, 2018 and as such, no interest or penalties were recorded in income tax expense.

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

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the three months ended March 31, 2019 and 2018. Therefore, basic and diluted loss per share attributable to common stockholders are the same for each period presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	March 31,
	2019	2018
Common stock purchase warrants	11,195,010	6,431,785
Restricted stock unit	105,841	237,885
Common stock options	1,635,889	1,629,967
Total	12,936,740	8,299,637

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This standard amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early adoption was permitted, and the new standard had been adopted using a modified retrospective approach and provides for certain practical expedients.

On January 1, 2019, the Company adopted the new leasing standard and all related amendments. The Company elected the optional transition method provided by the FASB in ASU 2018-11, Leases (Topic 842): Targeted Improvements, and as a result, has not restated its condensed consolidated financial statements for prior periods presented. The Company has elected the practical expedients upon transition to retain the lease classification and initial direct costs for any leases that existed prior to adoption. The Company has also not reassessed whether any contracts entered into prior to adoption are leases.

The standard did not have a material impact on the Company’s Condensed Consolidated Statements of Comprehensive Income. The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet as of January 1, 2019 for the adoption of the new leasing standard was as follows:

	Balance @ December 31, 2018	Adjustment Due to ASC 842	Balance @ January 1, 2019
Right to Use Asset - Long Term	—	$87	$87

Lease Liability – Long Term	—	($87)	($87)

The Company determines if an arrangement is a lease at lease inception. Operating lease right-of-use (ROU) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s lease contracts do not include an implicit rate, the Company uses its incremental borrowing rate based on information available at commencement date in determining the present value of future payments. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The operating lease ROU asset also includes any initial direct costs and lease payments made prior to lease commencement and excludes lease incentives incurred.

The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has certain lease agreements that contain both lease and non-lease components, which it has elected to account for as a single lease component for all asset classes

Accounting Standards Issued but Not Yet Adopted

In August 2018, the FASB issued authoritative guidance intended to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires presentation of the capitalized implementation costs in the statement of financial position and in the statement of cash flows in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented, and the expense related to the capitalized implementation costs to be presented in the same line item in the statement of operations as the fees associated with the hosting element (service) of the arrangement. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact on our financial position, results of operations and statement of cash flows upon adoption of this guidance, which will result in the change in presentation of capitalized implementation costs related to hosting arrangements from properties to other assets on the consolidated balance sheet, as well as the expense related to such costs no longer being classified as depreciation expense and cash flows related to those costs no longer being presented as investing activities.

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our unaudited condensed consolidated interim financial statements.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 - Fair Value Measurements

The Company issued common stock warrants to purchase shares of common stock in June of 2015 (see Note 11 — Stock-based Compensation for more details) that contain a cash settlement provision resulting in a common stock warrant liability that is revalued at the end of each reporting period.

We value these warrant derivatives at fair value. The accounting guidance for fair value, among other things, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The framework for measuring fair value consists of a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

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

The Company’s common stock warrant liabilities are classified as Level 3 because there is limited activity or less transparency around the inputs to valuation.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 3 - Fair Value Measurements – (continued)

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$5	$5
Total	$—	$—	$5	$5

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$—	$—	$—	$—

Corporate fixed income debt securities	—	—	—	—

Total	$3	$—	$—	$—
Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$—	$—
Total	$—	$—	$—	$—

(1) The change in the fair value of the common stock warrant and convertible notes payable for the three months ended March 31, 2019 was recorded as a decrease to other income (expense) and interest expense of $5, in the statements of operations and comprehensive loss.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 - Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at March 31, 2019 or December 31, 2018. The Company does not require collateral or other securities to support its accounts receivable.

Note 5 - Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,	December 31,
	2019	2018
Director compensation	$50	$100
Director and officer insurance	146	121
NASDAQ fees	41
Legal retainer	25	25
Marketing programs and conferences	50	53
Professional services retainer	12	8
Rent	19	19
Equipment service deposits	2	3
Engineering, software licenses and other	—	13
Total prepaid expenses	$345	$342

Note 6 - Property and Equipment

Property and equipment, net consist of the following:

		March 31,	December 31,
	Useful Life	2019	2018
Research and development equipment	5 years	$1,554	$1,552
Office and computer equipment	3 years	751	742
Autos	5 years	54	54
Furniture and fixtures	7 years	37	37
Leasehold improvements	*	283	283
		2,679	2,668
Less accumulated depreciation and amortization		(1,696)	(1,585)
Total		$983	$1,083

* Shorter of lease term or estimated useful life

Depreciation and amortization expense was approximately $111 and $117 for the three months ended March 31, 2019 and 2018, respectively.

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2019	2018
Compensation and related benefits	$259	$479
Accrued Litigation	507	269
Board Compensation	—	23
Other	10	—
Total accrued expenses	$776	$771

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 8 - Borrowings

A summary of the Company’s borrowings, including capital lease obligations, is as follows:

	March 31,	December 31,
Short-term debt:	2019	2018

Current portion of long-term debt	202	219
Total short-term debt	$202	$219
Long-term debt:
Capital lease obligations	$212	$232
Other promissory notes	217	248
Total	429	480
Less: current portion of long-term debt	(202)	(219)
Total long-term debt	$227	$261

Capital Lease Obligations

Capital lease obligations are for computer and lab equipment leased through GreatAmerica Financial Services, Thermo Fisher Scientific, Navitas Credit Corp. and ENGS Commercial Finance Co. These capital leases expire at various dates through July 2023 and carry interest rates ranging from 6.4% to 11.6%.

Other Promissory Notes

Also included in the table above are three notes payable to Direct Capital, one note to M2 Financing and one note to Fidelity Capital, all for the financing of fixed assets. These notes expire at various dates through June 2022 and carry interest rates ranging from 4.3% to 13.8%.

Note 9 - Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of March 31, 2019 as follows:

Common Stock Warrants	Number of Warrants	Date Issued	Term	Exercise Price

Outstanding at December 31, 2017	6,431,785

Warrants issued	1,133,909	June 2018	5 Years	$1.82
Common Stock Offering Warrants Issued	5,357,052	August 2018	5 Years	$1.15	(1)
Common Stock Offering - Dealer Manager Warrants	267,853	August 2018	5 Years	$1.725
Warrants exercised	(1,475,659)
Expired Warrants	(488,119)
Outstanding at December 31, 2018	11,226,821
Warrants Exercised	(31,811)	August 2018		$1.15
Outstanding at March 31, 2019	11,195,010

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

On June 20, 2018, the Company entered into an agreement with a holder of 1,133,909 of the November 2017 warrants to exercise its original warrant representing 1,133,909 shares of Common Stock for cash at the $1.50 exercise price for gross proceeds of $1.7 million and the Company issued to holder a new warrant to purchase 1,133,909 shares of Common Stock at an exercise price of $1.82 per share. The new warrant did not contain the antidilution price adjustment protection that was contained within the exercised warrants. In June 2018, the Company recorded stock compensation expense of $1.7 million representing the fair value of the of 1,133,909 inducement warrants issued. The Company estimated the fair value of the common stock warrants, exercisable at $1.82 per share, to be $1.7 million using a Black Scholes model based on the following significant inputs: Common stock price of $2.11; comparable company volatility of 72.6%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 2.8%. Also, in June 2018, an additional 341,750 of the November 8, 2017 warrants that were in the money at the time of exercise, were exercised for gross proceeds of $513.

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

The estimated fair value of the derivative warrant liability was $5 at March 31, 2019. As this derivative warrant liability is revalued at the end of each reporting period, the fair values as determined at the date of grant and subsequent periods was based on the following significant inputs using a Monte Carlo option pricing model: common stock price of $7.91; comparable company volatility of 77.7% of the underlying common stock; risk-free rates of 1.93%; and dividend yield of 0%; including the probability assessment of a terminating change event occurring. The change in fair value of the derivative warrant liability was $5 for the three months ended March 31, 2019 and was recorded in other income (expense) in the accompanying statements of operations and comprehensive loss.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 10 - Stockholders’ Deficit

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

Common Stock

The Company had 23,560,864 and 23,471,999 shares of common stock issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019, the Company issued an aggregate of 88,865 shares of common stock as follows:

●	an aggregate of 31,811 shares for the exercise of outstanding warrants,

●	18,474 shares for the cashless exercise of stock options and

●	an aggregate of 38,580 shares to certain employees in net settlement of bonus compensation totaling $32.

Note 11 - Stock-based Compensation

On June 12, 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”) to replace the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The 2018 Plan authorizes the issuance of 1,000,000 shares of our common stock. In addition, up to 2,874,280 shares of our common stock reserved for issuance under the 2015 Plan became available for issuance under the 2018 Plan to the extent such shares were available for issuance under the 2015 Plan as of June 12, 2018 or cease to be subject to awards outstanding under the 2015 Plan, such as by expiration, cancellation, or forfeiture of such awards.

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

As of March 31, 2019, the Company had 1,874,589 shares of common stock available for issuance under the 2018 Plan.

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

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the three months ended March 31, 2019, were as follows:

	Employee	Non-Employee
Expected volatility	80.6%	N/A
Expected dividend yield	—	N/A
Expected term (in years)	3.0	N/A
Risk-free interest rate	2.48%	N/A

The weighted average grant date fair value of options granted during the three months ended March 31, 2019 was $0.854 per share, as per the table below. .

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Stock-based Compensation – (continued)

Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption was determined based on historical volatilities from traded options of biotech companies of comparable in size and stability, whose share prices are publicly available. The expected term of options granted to employees is calculated based on the mid-point between the vesting date and the end of the contractual term according to the simplified method as described in SEC Staff Accounting Bulletin 110 because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its awards have been outstanding. For non-employee options, the expected term of options granted is the contractual term of the options. The risk-free interest rate is determined by reference to the implied yields of U.S. Treasury securities with a remaining term equal to the expected term assumed at the time of grant. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not intend to pay dividends.

The following table summarizes the stock option activity, for both equity plans, for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2018	1,721,171	$1.57	4.0	$—
Granted	8,218	$0.854	4.9	$3
Exercised	(54,000)	$0.50	—	$—
Forfeited	(39,500)	$—	—	$—
Expired	—	$—	—	$—
Outstanding at March 31, 2019	1,635,889	$1.54	3.8	$—
Exercisable at March 31, 2019	1,416,500	$1.57	3.0	$—

(1)	The aggregate intrinsic value in the table was calculated based on the difference between the estimated fair market value of the Company’s stock and the exercise price of the underlying options. The estimated stock values used in the calculation was $1.22 and $0.59 per share for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2019:

	Number of Units		Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2018	136,245		$0.98
Granted	6,262		$0.854
Vested	(36,666	)(1)	$0.50
Forfeited	—		$—
Outstanding as of March 31, 2019	105,841		$1.26

(1)	These shares vested on March 30, 2019 (Saturday) and were issued on Monday, April 1, 2019.

The stock-based compensation expense was recorded as follows:

	Three Months Ended March 31,
	2019	2018
Research and development	$9	$29
Selling, general and administrative	243	669
Total stock-based compensation expense	$252	$698

The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.

At March 31, 2019, the total compensation cost related to unvested options not yet recognized was $335, which will be recognized over a weighted average period of 24 months, assuming the employees and non-employees complete their service period required for vesting.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

12 - Commitments and Contingencies

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

On February 20, 2018, New Enterprises, Ltd. (“New Enterprises”), filed lawsuit against the Company and Roth Capital Partners, LLC (“Roth”) in the U.S. District Court for the District of Arizona (the “Court”). The complaint alleges nine counts against the Company, including that: the Company engaged in common law fraud and securities fraud to induce the chairman of New Enterprises into investing in the Company; failed to register New Enterprises’ requested transfer; breached stock certificates and the lock-up contract; tortuously interfered with prospective business advantage; and conversion. New Enterprises is seeking monetary damages, including compensatory damages, punitive damages, and attorney’s fees. On December 3, 2018, the Court issued its order granting the Company’s and Roth’s motions to dismiss all of New Enterprises’ claims but gave them leave to file a motion to amend the complaint.  On January 25, 2019, New Enterprises moved for leave to file an amended complaint, alleging similar claims against the Company and Roth. The Company and Roth have filed motions to dismiss the amended complaint and those motions are under advisement with the Court as of May 15, 2019. Roth has made a claim for indemnification to the Company based on contractual indemnification agreements, but to date, the Company has not accepted Roth’s indemnification demand.

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

Lease Commitments

The Company is obligated under capital leases for certain research and computer equipment that expire on various dates through July 2023. At March 31, 2019, the gross amount of office and computer equipment, and research equipment and the related accumulated amortization recorded under the capital leases was $521 and $225, respectively.

In February 2012, the Company entered into an operating lease for its corporate headquarters. The lease was due to expire in January 2015. In December 2013, the Company amended its lease to expand into the remaining area in the building and extended the term to December 31, 2019. In February 2014, the Company further amended the lease to expand into an adjacent building. The lease requires escalating rental payments over the lease term. Minimum rental payments under the operating lease are recognized on a straight-line basis over the term of the lease and accordingly, the Company records the difference between the cash rent payments and the recognition of rent expense as a deferred rent liability. The lease is guaranteed by the President of the Company. We are currently in discussions to extend the current lease.

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

Rent expense was $68 and $61 for the three months ended and year ended March 31, 2019 and March 31, 2018, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum capital lease payments as of March 31, 2019 are as follows:

	Capital Leases	Operating Lease
Years Ending December 31,
2019	73	203
2020	78	45
2021	63	—
2022	33	—
2023	3
Total minimum lease payments	$250	$248

Capital Leases

Less: amounts representing interest (6.39%, ranging from 10.48% to 11.56%)	$37

Present value of minimum lease payments	213

Less: current installments under capital lease obligations	77

Total long-term portion	$136

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 13 - Subsequent Events

In April 2019, the Company net issued 17,042 shares of common stock to certain employees in net settlement of restricted stock units that vested during the period. The shares of common stock withheld were used to satisfy required withholding tax liability in connection with the vesting of shares.

Also in April 2019, the Company net issued 3,488 shares of common stock in settlement of the cashless exercise of vested common stock options by two former employees.

In April and May of 2019, the Company issued an aggregate of 1,411,885 shares of commons stock for the exercise of certain warrants. The net proceeds to the Company for these exercises was $1.6 million.

The Company has evaluated subsequent events from the balance sheet date through May 15, 2019, the date at which the financial statements were issued, and determined that there were no other items that require adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “SenesTech,” the “Company,” “we,” “us,” or “our” refer to SenesTech, Inc., a Delaware   corporation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with   our condensed consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion   and Analysis of Financial Condition and Results of Operations, notes to our condensed consolidated financial statements and elsewhere in this   report are not historical facts but are forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended   (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can   identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,”   “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to   signify the statement as forward-looking. These forward-looking statements include, but are not limited to, our expectations regarding new   accounting standards on our financial results, our expectations regarding our critical accounting policies; our expectations regarding our current   operating plan, including operating expenses, product sales and revenue expectations, profitability and cash flows, anticipated revenue and sales of   our equity securities, our beliefs regarding the use of stock-based awards as a compensation tool, our beliefs regarding certain tax positions, our   beliefs regarding our revenue targets and the sufficiency of our liquidity and capital resources, our beliefs regarding ongoing litigation, our   expectations regarding our significant employees, our expectations regarding commercialization of ContraPest and product development of our   other product candidates, our expectations regarding our sales channel, including distributors, our expectations regarding regulatory approval of   our products or product candidates, the continued listing of our common stock on The Nasdaq Capital Market, statements about our plans,   objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of   future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or   our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual   results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in   Item 1A of Part II of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2018, both filed with the SEC on March 29, 2019 (collectively, the “2018 Annual Report”), entitled “Risk Factors,” and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Since our inception in 2004, we have devoted substantially all of our resources to organizing and staffing our company, conducting research and   development activities for our product candidates, business planning, raising capital and acquiring and developing product and technology   rights. Until August 2016, we did not have any products approved for sale, and we have generated minimal revenue from product sales to date.   We have primarily funded our operations to date with proceeds from the sale of common stock and preferred stock, the issuance of convertible   and other promissory notes and, to a lesser extent, payments received in connection with research grants and licensing fees. Through March 31,   2019, we had received net proceeds of $61.8 million from our sales of common stock, preferred stock and issuance of convertible and other   promissory notes and an aggregate of $1.7 million from research grants and licensing fees and an aggregate of $0.4 million in product sales. At   March 31, 2019, we had an accumulated deficit of $88.2 million and cash and cash equivalents of $2.9 million.

We have incurred significant operating losses every year since our inception. Our net losses were $2.4 million and $2.7 million for the three months ended March 31, 2019 and March 31, 2018, respectively. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

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

As a result, a significant portion of our operating expenses includes stock-based compensation expense. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy. Specifically, our stock-based compensation expense for the three months ended March 31, 2019 and March 31, 2018 was $0.3 million and $0.7.million, respectively, which represented 10.6% and 28.6%, respectively, of our total operating expenses for those periods.

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

We plan to continue to hire employees to support our commercialization of ContraPest and further development of our product candidates and anticipate that we will continue to utilize various forms of stock-based compensation awards in order to attract and retain qualified employees. As a result, we anticipate that stock- based compensation expense will continue to represent a significant portion of our selling, general and administrative expenses for the foreseeable future.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the years ended December 31, 2018 and December 31, 2017 has been affected by the full valuation allowance on the Company’s deferred tax assets.

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. At March 31, 2019, the Company has federal and state net operating loss carryforwards of approximately $53.5 million and $40.0 million, respectively, not considering any potential Internal Revenue Code of 1986 (“IRC”) Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2023, unless previously utilized. Additionally, the utilization of the net operating loss and tax credit carryforwards could be subject to an annual limitation under IRC sections 382 and 383, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by IRC Sections 382 and 383. results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not conducted an analysis of an ownership change under IRC Section 382. To the extent that a study is completed and an ownership change is deemed to occur, the Company’s net operating losses could be limited

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018

Net Sales	$19	$19
Cost of sales	12	19
Gross profit	7	—

Operating expenses:
Research and development	464	634
Selling, general and administrative	1,904	2,028
Total operating expenses	2,368	2,662

Net operating loss	(2,361)	(2,662)

Other income (expense):
Interest income	15	6
Interest expense	(13)	(22)
Other income (expense)	(5)	13
Total other income (expense)	(3)	(3)

Net loss and comprehensive loss	$(2,364)	$(2,665)

Loss per share attributable to common shareholders, basic and diluted	$(0.10)	$(0.16)

Weighted average common shares outstanding - basic and fully diluted	23,518,400	16,496,385

Net Sales

Net sales were $19,000 for the three months ended March 31, 2019 and March 31, 2018. Sales were flat due to delayed deployment of ContraPest due to temporary disruptions as we implemented our end user sales and marketing strategy, delays in deployments due to anticipated seasonal reduction in rodent activity during the quarter and the transition to the removal of ContraPest’s ‘restricted use only’ status at the state level

Cost of Sales

Cost of sales was $12,000 for the three months ended March 31, 2019, compared to $19,000 for the three months ended March 31, 2018. Cost of sales were higher in 2018 due to an increase in scrap related to manufacturing scale up activities that did not occur in 2019.

Gross Profit

Gross profit for the three months ended March 31, 2019 was $7,000 or 39.0% of net sales, compared to a gross profit of $0 or 0% of net sales, for the same period in 2018. The increase in gross profit was a direct result of decreased scrap related to scaleup activities.

Research and Development Expenses

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018
	(in thousands)
Direct research and development expenses:
Unallocated expenses:
Personnel related (including stock-based compensation)	$226	$386	$(160)
Facility-related	63	58	5
Other	175	190	(15)
Total research and development expenses	$464	$634	$(170)

Research and development expenses were $464,000 for the three months ended March 31, 2019, compared to $634,000 for the same period in 2018. The $170,000 decrease in research and development expenses was primarily due to a decrease of $160,000 in personnel-related costs, including stock-based compensation expense, due to the classification of certain field support employees to sales and marketing. With more focus on commercialization of ContraPest, it was determined that these certain field support employees previously classified as research and development are now refocused on sales and marketing efforts and thus, reclassified as such.

Facility-related expense increased $5,000 due primarily to facility lease payment escalation. The decrease in other research and development expenses of $15,000 was primarily due to a reclass of other expenses related to certain field support employees to sales and marketing as described above.

We continue to investigate other applications of our core technology to other product candidates, which includes laboratory tests and academic collaborations. We also continue to develop our supply chain, particularly identifying and improving our sourcing of triptolide, a key active ingredient for our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1.9 million for the three months ended March 31, 2019, as compared to approximately $2.0 million for the three months ended March 31, 2018. The decrease of $124,000 in selling, general and administrative expenses was primarily due to a decrease of $286,000 in net salary costs, a decrease of $30,000 in travel and a decrease in insurance costs of $20,000, offset by a $216,000 increase in professional service fees. The decrease in net salary costs of $286,000 was due to a decrease of stock compensation expenses of $426,000, offset by increased salary and wages due to the reclassification of certain field support employees of $140,000. The increase in professional services expenses was primarily due to increased legal and Board of Directors related expenses.

Interest Income/Expense, Net

We recorded interest income of $2,000, net, for the three months ended March 31, 2019, as compared to interest expense, net of $16,000 for the same period in 2018. The $18,000 increase in interest incomes was a result of decreased interest on capital leases and promissory notes that expired during the three months ended March 31, 2019 and higher interest income as a result of higher average daily cash balance and interest rates year over year.

Other Income (Expense)

We recorded $5,000 of other expense, net, for the three months ended March 31, 2019, compared to $13,000 of other income for the same period in 2018. The $18,000 net decrease in other income was primarily due to increased expense related to the year-over-year fair market value adjustment of our derivative warrant.

Liquidity and Capital Resources

Since our inception, we have sustained significant operating losses in the course of our research and development activities and commercialization efforts and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement with Neogen. In 2017, we began full scale marketing of our first product, ContraPest, and we continue to develop other product candidates, which are in various phases of development. We have funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock; debt financing, consisting primarily of convertible notes; and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees. Through March 31, 2019, we had received net proceeds of $61.8 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, and an aggregate of $1.7 million from licensing fees and an aggregate of $0.4 million from product sales. At March 31, 2019, we had an accumulated deficit of $88.2 million and cash and cash equivalents of $2.9 million.

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

Based upon our current operating plan, we expect that cash and cash equivalents at March 31, 2019, in combination with anticipated revenue and additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 12 months. However, if anticipated revenue targets and margin targets are not achieved and we are unable to raise necessary capital through the sale of our securities, we may seek to reduce operating expenses and take other measures that could impair our ability to be successful and operate as a going concern. In any event, we are likely to require additional capital in order to fund our operating losses and research and development activities until we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts.

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

In particular, we expect to incur substantial and increased expenses as we:

●	Work to maximize market acceptance for, and generate sales of, our products;

●	Manage the infrastructure for the sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

●	Continue the development of ContraPest and our other product candidates, including engaging in any necessary field studies;

●	Seek additional regulatory approvals for ContraPest and our other product candidates;

●	Scale up manufacturing processes and quantities to meet future demand of ContraPest and any other product candidates for which we receive regulatory approval;

●	Continue product development of ContraPest and advance our research and development activities and advance the research and development programs for other product candidates;

●	Maintain, expand and protect our intellectual property portfolio; and

●	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2019	2018

Cash used in operating activities	$(1,948)	$(2,318)
Cash provided by (used in) investing activities	(11)	795
Cash (used in) provided by financing activities	(15)	(50)
Net increase (decrease) in cash and cash equivalents	$(1,974)	$(1,573)

Operating Activities.

During the three months ended March 31, 2019, operating activities used $1.9 million of cash, primarily resulting from our net loss of $2.4 million offset by changes in our operating assets and liabilities of $48,000 and by non-cash charges of $368,000, consisting primarily of stock-based compensation, depreciation and amortization. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2019 consisted primarily of a net increase in accrued expenses and accounts payable of $136,000 and a decrease in deposits of $1,000 offset by an increase in inventory of $74,000, an increase in receivables of $11,000, an increase in prepaid expenses of $3,000 and a decrease in deferred rent of $1,000.

During the three months ended March 31, 2018, operating activities used $2.3 million of cash, primarily resulting from our net loss of $2.7 million and by changes in our operating assets and liabilities of $455,000, partially offset by non-cash charges of $802,000, consisting primarily of stock-based compensation, depreciation and amortization. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2018 consisted primarily of a decrease in receivables of $9,000 and a decrease in deposits of $2,000 offset by an increase in inventories of $247,000, a net decrease in accrued expenses and accounts payable of $138,000 and an increase in prepaid expenses of $75,000.

Investing Activities.

For the three months ended March 31, 2019, we used $11,000 in net cash related to investing activities due to purchases of property and equipment.

For the three months ended March 31, 2018, we generated $795,000 in net cash related to investing activities consisting of $798,000 of proceeds from the sale of securities held to maturity offset by $3,000 in purchases of property and equipment.

Financing Activities.

During the three months ended March 31, 2019, net cash used by financing activities was $15,000 as a result of payments of $32,000 related to notes payable and $19,000 in payments of capital lease obligations, offset by proceeds from the exercise of warrants of $36,000.

During the three months ended March 31, 2018, net cash used by financing activities was $50,000 as a result of payments of $32,000 related to notes payable and notes payable, related party and $18,000 in payments of capital lease obligations.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the three months ended March 31, 2019 and 2018, respectively.

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

We recorded stock-based compensation expense of approximately $252,000 and $698,000 for the three months ended March 31, 2019 and 2018, respectively. We expect to continue to grant stock options and other equity-based awards in the future, and continue to recognize stock-based compensation expense in future periods.

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

	Three Months Ended December 31,
	2019	2018
	(in thousands)
Selling, general and administrative expenses	$243	$669
Research and development expense	9	29
Total stock-based compensation expense	$252	$698

The intrinsic value of stock options outstanding as of March 31, 2019 was $0.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Note 12 -- Commitments and Contingencies in Part I Financial Information is incorporated by reference into this Item.

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our 2018 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit		Filed or Furnished		Incorporated by Reference
Number	Description	Herewith	Form	Filing Date	Exhibit	File No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document		10-Q	5/15/2019	101.INS	001-37941

101.SCH	XBRL Taxonomy Extension Schema		10-Q	5/15/2019	101.SCH	001-37941

101.CAL	XBRL Taxonomy Extension Calculation Linkbase		10-Q	5/15/2019	101.CAL	001-37941

101.DEF	XBRL Taxonomy Extension Definition Linkbase		10-Q	5/15/2019	101.DEF	001-37941

101.LAB	XBRL Taxonomy Extension Label Linkbase		10-Q	5/15/2019	101.LAB	001-37941

101.PRE	XBRL Taxonomy Extension Presentation Linkbase		10-Q	5/15/2019	101.PRE	001-37941

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC. (Registrant)

Dated: May 15, 2019	By:	/s/ Loretta P. Mayer, Ph.D.
Loretta P. Mayer, Ph.D.
Chair of the Board, Chief Executive Officer and Chief Scientific Officer

Dated: May 15, 2019	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer