Form 10-Q
period 2019-06-30
SenesTech, Inc.
filed 2019-08-14
CIK 1680378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of common stock outstanding as of August 14, 2019: 28,287,351

SENESTECH, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2019

TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION	1
Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4	Controls and Procedures	28
	PART II. OTHER INFORMATION	29
Item 1	Legal Proceedings	29
Item 1A	Risk Factors	29
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3	Defaults Upon Senior Securities	29
Item 4	Mine Safety Disclosures	29
Item 5	Other Information	29
Item 6	Exhibits	30
	Signatures	31
	Index to Exhibits	30

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SENESTECH, INC.

CONDENSED BALANCE SHEETS

(In thousands, except shares and per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$2,575	$4,920
Accounts receivable	156	139
Prepaid expenses	329	342
Inventory	1,331	1,261
Deposits	5	9
Total current assets	4,396	6,671

Right to use asset-operating leases	65	-
Property and equipment, net	915	1,083
Total assets	$5,376	$7,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$134	$219
Accounts payable	255	173
Accrued expenses	790	771
Total current liabilities	1,179	1,163

Long-term debt, net	196	261
Operating lease liability	65	-
Common stock warrant liability	1	-
Deferred rent	10	16
Total liabilities	1,451	1,440

Commitments and contingencies (See note 12)	-	-

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,227,475 and 23,471,999 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	25	24
Additional paid-in capital	94,391	92,128
Accumulated deficit	(90,491)	(85,838)
Total stockholders’ equity	3,925	6,314

Total liabilities and stockholders’ equity	$5,376	$7,754

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Revenue:
Sales	$24	$36	$43	$55
Cost of sales	21	20	33	39
Gross profit	3	16	10	16

Operating expenses:
Research and development	463	636	927	1,270
General and administrative	1,831	3,465	3,735	5,493
Total operating expenses	2,294	4,101	4,662	6,763

Net operating loss	(2,291)	(4,085)	(4,652)	(6,747)

Other income (expense):
Interest income	11	1	26	7
Interest expense	(11)	(22)	(24)	(44)
Other income (expense)	2	(7)	(3)	6
Total other income (expense)	2	(28)	(1)	(31)

Net loss	$(2,289)	$(4,113)	$(4,653)	$(6,778)

Weighted average common shares outstanding - basic and fully diluted	24,552,553	16,696,051	24,038,333	16,596,770

Net loss per common share - basic and fully diluted	$(0.09)	$(0.25)	$(0.19)	$(0.41)

See accompanying notes to financial statements.

SENESTECH, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares and per share data)

(Unaudited)

			Additional	Stock		Total Stockholders’
	Common Stock		Paid-In	Subscription	Accumulated	Equity
	Shares	Amount	Capital	Payable	Deficit	(Deficit)
For The Three Months Ended June 30, 2018 and 2019
Balance, March 31, 2018	16,512,246	$17	$81,792	$8	$(76,262)	$5,555

Issuance of common stock for services	52,592	-	(14)	(8)	-	(22)
Stock-based compensation	-	-	2,037	-	-	2,037
Issuance of common stock upon exercise of warrants	1,475,659	1	2,213	-	-	2,214
Payments for employee withholding taxes related to share-based awards.	-	-	(6)	-	-	(6)
Net loss for the three months ended June 30, 2018	-	-	-	-	(4,113)	(4,113)
Balance, June 30, 2018	18,040,497	$18	$86,022	$-	$(80,375)	$5,665

Balance, March 31, 2019	23,560,864	$24	$92,448	$-	$(88,202)	$4,270

Issuance of common stock for services	86,216	-	2	-	-	2
Stock-based compensation	-	-	219	-	-	219
Issuance of common stock upon exercise of warrants	1,573,885	1	1,746	-	-	1,747
Issuance of common stock upon exercise of stock options	6,510	-	-	-	-	-
Payments for employee withholding taxes related to share-based awards	-	-	(24)	-	-	(24)
Net loss for the three months ended June 30, 2019	-	-	-	-	(2,289)	(2,289)
Balance, June 30, 2019	25,227,475	$25	$94,391	$-	$(90,491)	$3,925

For The Six Months Ended June 30, 2018 and 2019

Balance, December 31, 2017	16,404,195	$16	$81,103	$-	$(73,597)	$7,522
Issuance of common stock for services	146,743	1	34	(8)	-	27
Stock-based compensation	-	-	2,707	-	-	2,707
Stock subscribed but not issued	-	-	(8)	8	-	-
Issuance of common stock upon cashless exercise of stock options	13,900	-	-	-	-	-
Issuance of common stock upon exercise of warrants	1,475,659	1	2,213	-	-	2,214
Payments for employee withholding taxes related to share-based awards	-	-	(27)	-	-	(27)
Net loss for the six months ended June 30, 2018	-	-	-	-	(6,778)	(6,778)
Balance, June 30, 2018	18,040,497	$18	$86,022	$-	$(80,375)	$5,665

Balance, December 31, 2018	23,471,999	$24	$92,128	$-	$(85,838)	$6,314
Issuance of common stock for services	124,797	-	34	-	-	34
Stock-based compensation	-	-	471	-	-	471
Issuance of common stock upon exercise of warrants	1,605,696	1	1,782	-	-	1,783
Issuance of common stock upon exercise of stock options	24,984	-	-	-	-	-
Payments for employee withholding taxes related to share-based awards	-	-	(24)	-	-	(24)
Net loss for the six months ended June 30, 2019	-	-	-	-	(4,653)	(4,653)
Balance, June 30, 2019	25,227,476	$25	$94,391	$-	$(90,491)	$3,925

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,653)	$(6,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held to maturity	-	(32)
Bad debts expense	-	5
Depreciation and amortization	213	224
Stock-based compensation	471	2,735
Loss on sale of equipment	2	15
Loss on early extinguishment of debt	-	10
Loss on remeasurement of common stock warrant liability	1	1
(Increase) decrease in current assets:
Accounts receivable	(17)	(21)
Prepaid expenses	13	(32)
Inventory	(70)	(648)
Deposits	4	7
Increase (decrease) in current liabilities:
Accounts payable	82	70
Accrued expenses	53	(97)
Deferred rent	(6)	(12)
Net cash used in operating activities	(3,907)	(4,553)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on sale of securities held to maturity	-	2,608
Proceeds received on sale of equipment	-	185
Purchase of property and equipment	(47)	(102)
Net cash provided by (used in) investing activities	(47)	2,691

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(112)	(198)
Repayments of notes payable, related parties	-	(9)
Repayments of capital lease obligations	(38)	(36)
Proceeds from the exercise of warrants	1,783	2,213
Payment of deferred offering costs	-	(335)
Payment of employee withholding taxes related to share-based awards	(24)	(27)
Net cash provided by financing activities	1,609	1,608

NET CHANGE IN CASH	(2,345)	(254)
CASH AT BEGINNING OF PERIOD	4,920	2,101
CASH AT END OF PERIOD	$2,575	$1,847

SUPPLEMENTAL INFORMATION:
Interest paid	$24	$44
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of equipment under capital lease obligations	$-	$10
Common stock issued on accrued bonus	$32	$-

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

Although myriad tools are available to fight rat infestations, communities, food producers, zoos and sanctuaries and others continue to face challenges in controlling today’s infestations. Infestations result in significant infrastructure damage, as well as pose additional risks to the health and food security of communities. In addition to these challenges, the pest management industry and Pest Management Professionals (PMPs) are being increasingly asked for new solutions to help solve the problem. With growing concerns about rat resistance to rodenticides and a growing interest in non-lethal options, it is becoming increasingly important for PMPs to have new tools at their disposal. Our goal is to provide customers with not only a solution to combat their most difficult infestations, but also offer a non-lethal option to serve customers that are looking to decrease or remove the amount of poison used in their pest management programs.

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

In addition to the EPA registration of ContraPest in the United States, we must obtain registration from the various state regulatory agencies prior to selling in each state. As of the date of this report, we have received registration for ContraPest in all 50 states and the District of Columbia, 43 of which have approved the removal of the Restricted Use designation.

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

Through June 30, 2019, we had received net proceeds of $63.6 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $0.4 million in net product sales. At June 30, 2019, we had an accumulated deficit of $90.5 million and cash and cash equivalents of $2.6 million.

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

Based upon our current operating plan, we expect that cash and cash equivalents at June 30, 2019, in combination with anticipated revenue, net proceeds of $3.6 million from the public offering completed on July 16, 2019 and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 12 months. However, if anticipated revenue targets and margin targets are not achieved and we are unable to raise necessary capital through the sale of our securities, we may seek to reduce operating expenses and take other measures that could impair our ability to be successful and operate as a going concern. In any event, we are likely to require additional capital in order to fund our operating losses and research and development activities until we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2019, the Company’s operating results for the three and six months ended June 30, 2019 and 2018, and the Company’s cash flows for the six months ended June 30, 2019 and 2018. The accompanying financial information as of December 31, 2018 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2018, both filed with the SEC on March 29, 2019. All amounts shown in these financial statements and accompanying notes are in thousands, except percentages and per share and share amounts.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was less than $1 at June 30, 2019 and at December 31, 2018.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work in progress and finished goods.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

Components of inventory are:

	June 30,	December 31,
	2019	2018
Raw materials	$1,071	$1,111
Work in progress	4	—
Finished goods	260	154
Total inventory	1,335	1,265
Less:
Reserve for obsolete	(4)	(4)
Total net inventory	$1,331	$1,261

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of the fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The performance obligations identified by the Company under Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers, are straightforward and similar to the unit of account and performance obligation determination under ASC Topic 605, Revenue Recognition. There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the three months or six months ended June 30, 2019 and 2018, respectively.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

Stock-based Compensation

Employee stock-based awards, consisting of restricted stock units and stock options expected to be settled in shares of the Company’s common stock, are recorded as equity awards. The grant date fair value of stock options is measured using the Black-Scholes option pricing model. The Company expenses the grant date fair value of its stock options on a straight-line basis over their respective vesting periods. Performance-based awards are expensed over the performance period when the related performance goals are probable of being achieved.

For equity instruments issued to non-employees, the stock-based consideration is measured using a fair value method. The measurement of the stock-based compensation is subject to re-measurement as the underlying equity instruments vest.

The stock-based compensation expense recorded for the three and six months ended June 30, 2019 and 2018, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Research and development	$1	$29	$10	$58
General and administrative	218	2,008	461	2,677
Total stock-based compensation expense	$219	$2,037	$471	$2,735

See Note 11 for additional discussion on stock-based compensation.

Income Taxes

Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities and net operating loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

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

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of June 30, 2019 or December 31, 2018 and as such, no interest or penalties were recorded in income tax expense.

Comprehensive Loss

Net loss and comprehensive loss were the same for all periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying financial statements.

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the three and six months ended June 30, 2019 and 2018. Therefore, basic and diluted loss per share attributable to common stockholders are the same for each period presented.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	June 30,
	2019	2018
Common stock purchase warrants	9,621,125	6,090,035
Restricted stock unit	117,465	209,579
Common stock options	2,435,177	1,719,771
Total	12,173,767	8,019,385

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

The standard did not have a material impact on the Company’s Condensed Consolidated Statements of Comprehensive Income. The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet as of January 1, 2019 for the adoption of the new leasing standard was as follows:

	Balance @ December 31, 2018	Adjustment Due to ASC 842	Balance @ January 1, 2019
Right to Use Asset - Long Term	—	$87	$87

Lease Liability – Long Term	—	$(87)	$(87)

At June 30, 2019, the balance remaining in Right to Use Asset-Long Term and Lease Liability-Long Term was $65,000 and ($65,000) respectively.

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

The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has certain lease agreements that contain both lease and non-lease components, which it has elected to account for as a single lease component for all asset classes.

See Note 12, Commitments and Contingencies, for future minimum lease payments and maturities.

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$1	$1
Total	$—	$—	$1	$1

December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$—	$—	$—	$—

Corporate fixed income debt securities	—	—	—	—

Total	$3	$—	$—	$—
Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$—	$—
Total	$—	$—	$—	$—

(1)	The change in the fair value of the common stock warrant for the three and six months ended June 30, 2019 was recorded as a decrease to other income (expense) of $1, in the statements of operations and comprehensive loss.

Financial Instruments Not Carried at Fair Value

The carrying amounts of the Company’s financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short maturities. The estimated fair value of the convertible notes and other notes, not recorded at fair value, are recorded at cost or amortized cost which was deemed to estimate fair value.

Note 4 - Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at June 30, 2019 or December 31, 2018. The Company does not require collateral or other securities to support its accounts receivable.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 5 - Prepaid Expenses

Prepaid expenses consist of the following:

	June 30,	December 31,
	2019	2018
Director compensation	$-	$100
Director and officer insurance	159	121
NASDAQ fees	28
Legal retainer	25	25
Marketing programs and conferences	56	53
Professional services retainer	8	8
Rent	19	19
Equipment service deposits	5	3
Foreign patent registration	22	-
Engineering, software licenses and other	7	13
Total prepaid expenses	$329	$342

Note 6 - Property and Equipment

Property and equipment, net consist of the following:

		June 30,	December 31,
	Useful Life	2019	2018
Research and development equipment	5 years	$1,580	$1,552
Office and computer equipment (1)	3 years	739	742
Autos	5 years	54	54
Furniture and fixtures	7 years	37	37
Leasehold improvements	*	283	283
		2,693	2,668
Less accumulated depreciation and amortization		(1,778)	(1,585)
Total		$915	$1,083

*	Shorter of lease term or estimated useful life

(1)	In April and May 2019, the Company disposed of obsolete computer equipment with a net book value of $2 resulting in a $2 loss on the disposal of fixed assets.

Depreciation and amortization expense was approximately $102 and $107 for the three months ended June 30, 2019 and 2018, respectively, and $213 and $224 for six months ended June 30, 2019 and 2018, respectively.

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2019	2018
Compensation and related benefits	$266	$479
Accrued Litigation	507	269
Board Compensation	9	23
Other	8	—
Total accrued expenses	$790	$771

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 8 - Borrowings

A summary of the Company’s borrowings, including capital lease obligations, is as follows:

	June 30,	December 31,
	2019	2018
Short-term debt:
Current portion of long-term debt	134	219
Total short-term debt	$134	$219
Long-term debt:
Capital lease obligations	$194	$232
Other promissory notes	136	248
Total	330	480
Less: current portion of long-term debt	(134)	(219)
Total long-term debt	$196	$261

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

Note 9 - Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of June 30, 2019 as follows:

Common Stock Warrants	Number of Warrants	Date Issued	Term	Exercise Price

Outstanding at December 31, 2017	6,431,785

Warrants issued	1,133,909	June 2018	5 Years	$1.82
Common Stock Offering Warrants Issued	5,357,052	August 2018	5 Years	$1.15	(1)
Common Stock Offering - Dealer Manager Warrants	267,853	August 2018	5 Years	$1.725
Warrants exercised	(1,475,659)
Expired Warrants	(488,119)
Outstanding at December 31, 2018	11,226,821
Warrants Exercised	(1,293,696)	August 2018		$1.15
Warrants Exercised	(312,000)	August 2018		$0.95
Outstanding at June 30, 2019	9,621,125

(1)	The common stock warrants issued in November 2017 with an initial exercise price of $1.50 per share adjusted downward to $0.95 per share effective July 24, 2018 in connection with our Rights Offering (as defined in Note 9 below), and may be subject to further downward adjustments, pursuant to antidilution price adjustment protection contained within those warrants.

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

On August 13, 2018, in connection with a rights offering of 5,357,052 shares of its common stock (the “Rights Offering”), the Company issued 5,357,052 warrants to purchase shares of its common stock at an exercise price of $1.15 per share. The Company estimated the fair value of the common stock warrants, exercisable at $1.15 per share, to be $3.6 million using a Monte Carlo model based on the following significant inputs: common stock price of $0.94; comparable company volatility of 159.0%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 2.77%.

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

The estimated fair value of the derivative warrant liability was $1 at June 30, 2019. As this derivative warrant liability is revalued at the end of each reporting period, the fair values as determined at the date of grant and subsequent periods was based on the following significant inputs using a Monte Carlo option pricing model: common stock price of $7.91; comparable company volatility of 77.7% of the underlying common stock; risk-free rates of 1.93%; and dividend yield of 0%; including the probability assessment of a terminating change event occurring. The change in fair value of the derivative warrant liability was ($5) and $4 for the three and six months ended June 30, 2019 and was recorded in other income (expense) in the accompanying statements of operations and comprehensive loss.

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

Common Stock

The Company had 25,227,475 and 23,471,999 shares of common stock issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.

During the six months ended June 30, 2019, the Company issued an aggregate of 1,755,476 shares of common stock as follows:

●	an aggregate of 1,605,696 shares for the exercise of outstanding warrants for gross proceeds of $1.8 million

●	An aggregate of 86,216 shares for service as a result of the vesting of restricted stock units

●	3,022 shares for the exercise of stock options

●	21,962 shares for the cashless exercise of stock options and

●	an aggregate of 38,580 shares to certain employees in net settlement of bonus compensation totaling $32.

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

Stock options are generally issued with an exercise price equal to no less than fair value at the date of grant. Options granted under the 2018 Plan generally vest immediately, or ratably over a two- to 36-month period coinciding with their respective service periods; however, participants may exercise their options prior to vesting as provided by the 2018 Plan. Unvested shares issued for options exercised early may be subject to a repurchase by the Company if the participant terminates, at the original exercise price. Options under the 2018 Plan generally have a contractual term of five years. Certain stock option awards provide for accelerated vesting upon a change in control.

As of June 30, 2019, the Company had 929,936 shares of common stock available for issuance under the 2018 Plan.

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

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the six months ended June 30, 2019 were as follows:

	Employee	Non-Employee
Expected volatility	79.7%-80.6%	N/A
Expected dividend yield	—	N/A
Expected term (in years)	3.0-6.0	N/A
Risk-free interest rate	1.80% -2.48%	N/A

The weighted average grant date fair value of options granted during the six months ended June 30, 2019 was $1.10 per share, as per the table below.

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

The following table summarizes the stock option activity, for both equity plans, for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2018	1,721,771	$1.57	4.0	$—
Granted	855,406	$1.41	4.9	$—
Exercised	(63,990)	$0.65	—	$—
Forfeited	(59,500)	$—	—	$—
Expired	(18,510)	$—	—	$—
Outstanding at June 30, 2019	2,435,177	$1.46	4.0	$—
Exercisable at June 30, 2019	1,536,173	$1.56	3.4	$—

(1)	The aggregate intrinsic value in the table was calculated based on the difference between the estimated fair market value of the Company’s stock and the exercise price of the underlying options. The estimated stock values used in the calculation was $1.80 and $0.59 per share for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2019:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2018	136,245	$0.98
Granted	123,727	$1.51
Vested	(142,507)	$1.10
Forfeited	—	$—
Outstanding as of June 30, 2019	117,465	$1.42

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Stock-based Compensation – (continued)

The stock-based compensation expense was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Research and development	$1	$29	$10	$58
General and administrative	218	2,008	461	2,677
Total stock-based compensation expense	$219	$2,037	$471	$2,735

The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.

At June 30, 2019, the total compensation cost related to restricted stock units and unvested options not yet recognized was $1,234, which will be recognized over a weighted average period of 36 months, assuming the employees and non-employees complete their service period required for vesting.

Note 12 - Commitments and Contingencies

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

On February 20, 2018, New Enterprises, Ltd. (“New Enterprises”), filed lawsuit against the Company and Roth Capital Partners, LLC (“Roth”) in the U.S. District Court for the District of Arizona (the “Court”). The complaint alleges nine counts against the Company, including that: the Company engaged in common law fraud and securities fraud to induce the chairman of New Enterprises into investing in the Company; failed to register New Enterprises’ requested transfer; breached stock certificates and the lock-up contract; tortuously interfered with prospective business advantage; and conversion. New Enterprises is seeking monetary damages, including compensatory damages, punitive damages, and attorney’s fees. On December 3, 2018, the Court issued its order granting the Company’s and Roth’s motions to dismiss all of New Enterprises’ claims but gave them leave to file a motion to amend the complaint.  On January 25, 2019, New Enterprises moved for leave to file an amended complaint, alleging similar claims against the Company and Roth and a court hearing on those motions is scheduled for August 13, 2019. The Company and Roth have filed motions to dismiss the amended complaint and those motions are under advisement with the Court as of May 15, 2019. Roth has made a claim for indemnification to the Company based on contractual indemnification agreements, but to date, the Company has not accepted Roth’s indemnification demand.

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

Lease Commitments

The Company is obligated under capital leases for certain research and computer equipment that expire on various dates through July 2023. At June 30, 2019, the gross amount of office and computer equipment, and research equipment and the related accumulated amortization recorded under the capital leases was $500 and $229, respectively.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 12 - Commitments and Contingencies – (continued)

On November 16, 2016, we leased an additional 1,954 square feet of research and development space, also in Flagstaff. This lease expired on November 15, 2018 but was extended for an additional 24 months, through November 2020. A subsequent amendment to the lease allows for the Company to cancel the lease at any time through the lease term with 30-day notice.

The lease extension requires fixed rental payments over the lease term. Minimum rental payments under the operating lease are recognized on a straight-line basis over the term of the lease as expense, and accordingly, the Company recorded no deferred rent liability under this lease.

Rent expense was $127 and $121 for the six months ended June 30, 2019 and June 30, 2018, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum capital lease payments as of June 30, 2019 are as follows:

	Capital Leases	Operating Lease
Years Ending December 31,
2019	48	135
2020	78	45
2021	63	—
2022	33	—
2023	3
Total minimum lease payments	$225	$180

Capital Leases

Less: amounts representing interest (6.39%, ranging from 10.48% to 11.56%)	$31

Present value of minimum lease payments	194

Less: current installments under capital lease obligations	75

Total long-term portion	$119

Note 13 - Subsequent Events

In July 2019, the Company net issued 19,258 shares of common stock to certain employees in net settlement of restricted stock units that vested during the period. The shares of common stock withheld were used to satisfy required withholding tax liability in connection with the vesting of shares.

Also in July 2019, the Company issued an aggregate of 3,580 shares of commons stock for the exercise of certain warrants. The net proceeds to the Company for these exercises was $4.

On July 16, 2019, the Company issued 3,037,038 shares of common stock, including 696,296 shares to the Company’s chief executive officer and 7,408 shares to an employee of the Company, in a public offering of shares of the Company’s common stock at $1.35 per share, resulting in net proceeds of approximately $3.6 million after deducting certain fees due to the placement agent and other transaction expenses. In addition, the Company issued a warrant to purchase 166,667 shares of the Company’s common stock to the placement agent at an exercise price of $1.6875 per share.

The Company has evaluated subsequent events from the balance sheet date through August 14, 2019, the date at which the financial statements were issued, and determined that there were no other items that require adjustment to or disclosure in the financial statements.

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

Through June 30, 2019, we had received net proceeds of $63.6 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $0.4 million in net product sales. At June 30, 2019, we had an accumulated deficit of $90.5 million and cash and cash equivalents of $2.6 million.

We have incurred significant operating losses every year since our inception. Our net losses were $2.3 million and $4.7 million for the three and six months ended June 30, 2019 and $4.1 million and $6.8 million for the three and six months ended June 30, 2018, respectively. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

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

As a result, a significant portion of our operating expenses includes stock-based compensation expense. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy. Specifically, our stock-based compensation expense for the three and six months ended June 30, 2019 was $219,000 and $471,000, which represented 9.5% and 10.1%, respectively, of our total operating expenses for those periods and $2.0 million and $2.7 million for the same periods in 2018, which represented 49.7% and 40.4%, respectively, of our total operating expenses for those periods.

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

Based upon our current operating plan, we expect that cash and cash equivalents at June 30, 2019, in combination with anticipated revenue, net proceeds of $3.6 million from the public offering completed on July 16, 2019 and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 12 months. However, if anticipated revenue targets and margin targets are not achieved and we are unable to raise necessary capital through the sale of our securities, we may seek to reduce operating expenses and take other measures that could impair our ability to be successful and operate as a going concern. In any event, we are likely to require additional capital in order to fund our operating losses and research and development activities until we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts.

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

Interest Income

Interest income consists primarily of interest income earned on cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest accrued on our capital lease and note commitments.

Other Income (Expense), Net

Other income (expense), net, consists primarily of recognized change in value of short-term investments and income (expense) related to the year-over-year fair market value adjustment of our derivative warrant.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate has been affected by the full valuation allowance on the Company’s deferred tax assets.

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. At June 30, 2019, the Company has federal and state net operating loss carryforwards of approximately $52.3 million and $40.0 million, respectively, not considering any potential Internal Revenue Code of 1986 (“IRC”) Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2023, unless previously utilized. Approximately $7.9 million of those federal loss carryforwards, however, do not expire due to changes in U.S. tax law under the Tax Cuts and Jobs act of 2017. Additionally, the utilization of the net operating loss and tax credit carryforwards could be subject to an annual limitation under IRC sections 382 and 383, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by IRC Sections 382 and 383. results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not conducted an analysis of an ownership change under IRC Section 382. To the extent that a study is completed and an ownership change is deemed to occur, the Company’s ability to utilize its net operating losses could be limited.

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Revenue:
Sales	$24	$36	$43	$55
Cost of sales	21	20	33	39
Gross profit (loss)	3	16	10	16

Operating expenses:
Research and development	463	636	927	1,270
General and administrative	1,831	3,465	3,735	5,493
Total operating expenses	2,294	4,101	4,662	6,763

Net operating loss	(2,291)	(4,085)	(4,652)	(6,747)

Other income (expense):
Interest income	11	1	26	7
Interest expense	(11)	(22)	(24)	(44)
Other income (expense)	2	(7)	(3)	6
Total other income (expense)	2	(28)	(1)	(31)

Net loss	$(2,289)	$(4,113)	$(4,653)	$(6,778)

Weighted average common shares outstanding - basic and fully diluted	24,552,553	16,696,051	24,038,333	16,596,770
Net loss per common share - basic and fully diluted	$(0.09)	$(0.25)	$(0.19)	$(0.41)

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2019:

Net Sales

Net sales were $24,000 for the three months ended June 30, 2019 and $36,000 for the same period in 2018. Sales were lower in 2019 due to the transition to the removal of ContraPest’s ‘restricted use only’ status at the state level, increased sales discounts to incentivize sales activity and the timing of a product exchange that was not re-shipped prior to the end of the quarter.

Cost of Sales

Cost of sales was $21,000 for the three months ended June 30, 2019, compared to $20,000 for the three months ended June 30, 2018. Cost of sales were slightly higher in 2019 due to an increase in scrap related to continued manufacturing scale up activities during the second quarter of 2019.

Gross Profit

Gross profit for the three months ended June 30, 2019 was $3,000 or 12.5% of net sales, compared to a gross profit of $16,000 or 44.4% of net sales, for the same period in 2018. The decrease in gross profit was a direct result of increased sales discounts and to incentivize sales and an increase in scrap due to related to scaleup activities.

Research and Development Expenses

	Three Months Ended June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Direct research and development expenses:
Unallocated expenses:
Personnel related (including stock-based compensation)	$245	$344	$(99)
Facility-related	61	55	6
Other	157	237	(80)
Total research and development expenses	$463	$636	$(173)

Research and development expenses were $463,000 for the three months ended June 30, 2019, compared to $636,000 for the same period in 2018. The $173,000 decrease in research and development expenses was primarily due to a decrease of $99,000 in personnel-related costs, including stock-based compensation expense, due to the classification of certain field support employees to sales and marketing and option grants fully vesting resulting in lower expense. With more focus on commercialization of ContraPest, it was determined that these certain field support employees previously classified as research and development are now refocused on sales and marketing efforts and thus, reclassified as such.

Facility-related expense increased $6,000 due primarily to facility lease payment escalation.

The decrease in other research and development expenses of $80,000 was primarily due to a reclass of other expenses related to certain field support employees to sales and marketing as described above.

We continue to investigate other applications of our core technology to other product candidates, which includes laboratory tests and academic collaborations. We also continue to develop our supply chain, particularly identifying and improving our sourcing of triptolide, a key active ingredient for our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1.8 million for the three months ended June 30, 2019, as compared to approximately $3.5 million for the three months ended June 30, 2018. The decrease of $1.7 million in selling, general and administrative expenses was primarily due to lower stock compensation expense of $1.7 million associated with inducement warrants issued in June 2018. In addition, increased travel expenses of approximately $17,000 due to the reclassification of certain field support employees was offset by lower professional services expenses due to decreased legal activity in the quarter ending June 30, 2019.

Interest Income/Expense, Net

We recorded interest income/expense of $0, net, for the three months ended June 30, 2019, as compared to interest expense, net of $21,000 for the same period in 2018. The $21,000 decrease in interest expense was a result of decreased interest on capital leases and promissory notes that were fully paid during the three months ended June 30, 2019 and higher interest income as a result of higher average daily cash balance and interest rates year over year.

Other Income (Expense)

We recorded $2,000 of other income, net, for the three months ended June 30, 2019, compared to $7,000 of other expense for the same period in 2018. The $9,000 net increase in other income was primarily due to decreased expense related to the year-over-year fair market value adjustment of our derivative warrant.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2019:

Net Sales

Net sales were $43,000 for the six months ended June 30, 2019 and $55,000 for the same period in 2018. Sales were lower in 2019 due to the transition to the removal of ContraPest’s ‘restricted use only’ status at the state level, increased sales discounts to incentivize sales activity and the timing of a product exchange that was not re-shipped prior to June 30, 2019.

Cost of Sales

Cost of sales was $33,000 for the six months ended June 30, 2019, compared to $39,000 for the six months ended June 30, 2018. Cost of sales were lower in 2019 primarily due to lower sales volume.

Gross Profit

Gross profit for the six months ended June 30, 2019 was $10,000 or 23.3% of net sales, compared to a gross profit of $16,000 or 29.1% of net sales, for the same period in 2018. The decrease in gross profit was a direct result increased sales discounts to incentivize sales activity.

Research and Development Expenses

	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Direct research and development expenses:
Unallocated expenses:
Personnel related (including stock-based compensation)	$462	$759	$(297)
Facility-related	124	114	10
Other	341	397	(56)
Total research and development expenses	$927	$1,270	$(343)

Research and development expenses were $927,000 for the six months ended June 30, 2019, compared to $1.3 million for the same period in 2018. The $343,000 decrease in research and development expenses was primarily due to a decrease of $297,000 in personnel-related costs, including stock-based compensation expense, due to the classification of certain field support employees to sales and marketing. With more focus on commercialization of ContraPest, it was determined that these certain field support employees previously classified as research and development are now refocused on sales and marketing efforts and thus, reclassified as such.

Facility-related expense increased $10,000 due primarily to facility lease payment escalation.

The decrease in other research and development expenses of $56,000 was primarily due to a reclass of other expenses related to certain field support employees to sales and marketing as described above.

We continue to investigate other applications of our core technology to other product candidates, which includes laboratory tests and academic collaborations. We also continue to develop our supply chain, particularly identifying and improving our sourcing of triptolide, a key active ingredient for our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $3.7 million for the six months ended June 30, 2019, as compared to approximately $5.5 million for the six months ended June 30, 2018. The decrease of $1.8 million in selling, general and administrative expenses was primarily due to lower stock compensation expense of $1.7 million associated with inducement warrants issued in June 2018 and $500,000 due to option grants fully vesting resulting in lower stock compensation expense offset by increased salary and wages due to the reclassification of certain field support employees of $332,000 and an increase of $207,000 in professional services expense. The increase in professional services expenses was primarily due to increased legal and Board of Directors related expenses.

Interest Income/Expense, Net

We recorded interest income of $2,000, net, for the six months ended June 30, 2019, as compared to interest expense, net of $37,000 for the same period in 2018. The $39,000 increase in interest incomes was a result of decreased interest on capital leases and promissory notes that expired during the six months ended June 30, 2019 and higher interest income as a result of higher average daily cash balance and interest rates year over year.

Other Income (Expense)

We recorded $3,000 of other expense, net, for the six months ended June 30, 2019, compared to $6,000 of other income for the same period in 2018. The $9,000 net decrease in other income was primarily due to increased expense related to the year-over-year fair market value adjustment of our derivative warrant.

Liquidity and Capital Resources

Since our inception, we have sustained significant operating losses in the course of our research and development activities and commercialization efforts and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement with Neogen. In 2017, we began full scale marketing of our first product, ContraPest, and we continue to develop other product candidates, which are in various phases of development. We have funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock; debt financing, consisting primarily of convertible notes; and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees. Through June 30, 2019, we had received net proceeds of $63.6 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $0.4 million in net product sales. At June 30, 2019, we had an accumulated deficit of $90.5 million and cash and cash equivalents of $2.6 million.

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

Based upon our current operating plan, we expect that cash and cash equivalents at June 30, 2019, in combination with anticipated revenue, net proceeds of $3.6 million from the sale of 3,037,038 shares of the Company’s common stock at a price of $1.35 per share on July 16, 2019 and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 12 months. However, if anticipated revenue targets and margin targets are not achieved and we are unable to raise necessary capital through the sale of our securities, we may seek to reduce operating expenses and take other measures that could impair our ability to be successful and operate as a going concern. In any event, we are likely to require additional capital in order to fund our operating losses and research and development activities until we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts.

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

Based upon our current operating plan, we expect that cash and cash equivalents at June 30, 2019, in combination with anticipated revenue, net proceeds of $3.6 million from the public offering completed on July 16, 2019 and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 12 months. However, if anticipated revenue targets and margin targets are not achieved and we are unable to raise necessary capital through the sale of our securities, we may seek to reduce operating expenses and take other measures that could impair our ability to be successful and operate as a going concern. In any event, we are likely to require additional capital in order to fund our operating losses and research and development activities until we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2019	2018

Cash used in operating activities	$(3,907)	$(4,553)
Cash provided by (used in) investing activities	(47)	2,691
Cash provided by financing activities	1,609	1,608
Net increase (decrease) in cash and cash equivalents	$(2,345)	$(254)

Operating Activities.

During the six months ended June 30, 2019, operating activities used $3.9 million of cash, primarily resulting from our net loss of $4.7 million offset by changes in our operating assets and liabilities of $59,000 and by non-cash charges of $687,000, consisting primarily of stock-based compensation, depreciation and amortization. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of a net increase in accrued expenses and accounts payable of $135,000, a decrease in prepaid expenses of $13,000 and a decrease in deposits of $4,000 offset by an increase in inventory of $70,000, an increase in receivables of $17,000 and a decrease in deferred rent of $6,000.

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

Investing Activities.

For the six months ended June 30, 2019, we used $47,000 in net cash related to investing activities due to purchases of property and equipment.

For the six months ended June 30, 2018, net cash of $2.7 million was provided by investing activities consisting of $2.6 million of proceeds received from the sale of securities held to maturity and $185,000 of proceeds from the sale of equipment offset by $102,000 in purchases of property and equipment.

Financing Activities.

During the six months ended June 30, 2019, net cash provided by financing activities was $1.6 million as a result of proceeds from the exercise of warrants of $1.8 million offset by payments of $112,000 related to notes payable, $38,000 in payments of capital lease obligations and $24,000 of payments for employee withholding taxes related to share-based awards.

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

There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the three months and six months ended June 30, 2019 and 2018, respectively.

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

We recorded stock-based compensation expense of approximately $219,000 and $471,000 for the three and six months ended June 30, 2019, respectively and $2.0 million and $2.7 million for the three and six months ended June 30, 2018, respectively. We expect to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Research and development	$1	$29	$10	$58
General and administrative	218	2,008	461	2,677
Total stock-based compensation expense	$219	$2,037	$471	$2,735

The intrinsic value of stock options outstanding as of June 30, 2019 was $0.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings in which we are involved, see Note 12 -- Commitments and Contingencies under the subsection titled “Legal Proceedings” in our Notes to Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our 2018 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit		Filed or Furnished		Incorporated by Reference
Number	Description	Herewith	Form	Filing Date	Exhibit	File No.

10.1	Employment letter agreement between SenesTech, Inc. and Kenneth Siegel dated May 15, 2019		8-K	5/20/2019	10.1	001-37941

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC. (Registrant)

Dated: August 14, 2019	By:	/s/ Kenneth Siegel
Kenneth Siegel
Chief Executive Officer

Dated: August 14, 2019	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer