Form 10-Q
period 2019-09-30
SenesTech, Inc.
filed 2019-11-14
CIK 1680378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of common stock outstanding as of November 14, 2019: 28,288,596

SENESTECH, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2019

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SENESTECH, INC.

CONDENSED BALANCE SHEETS

(In thousands, except shares and per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current assets:
Cash	$3,945	$4,920
Accounts receivable	155	139
Prepaid expenses	304	342
Inventory	1,285	1,261
Deposits	6	9
Total current assets	5,695	6,671

Right to use asset-operating leases	29	-
Property and equipment, net	830	1,083
Total assets	$6,554	$7,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$129	$219
Accounts payable	291	173
Accrued expenses	785	771
Total current liabilities	1,205	1,163

Long-term debt, net	167	261
Operating lease liability	29	-
Common stock warrant liability	-	-
Deferred rent	5	16
Total liabilities	1,406	1,440

Commitments and contingencies (See note 12)	-	-

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,288,285 and 23,471,999 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	28	24
Additional paid-in capital	98,196	92,128
Accumulated deficit	(93,076)	(85,838)
Total stockholders’ equity	5,148	6,314

Total liabilities and stockholders’ equity	$6,554	$7,754

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Revenue:
Sales	$36	$105	$79	$160
Cost of sales	25	114	58	153
Gross profit (loss)	11	(9)	21	7

Operating expenses:
Research and development	432	476	1,359	1,746
Selling, general and administrative	2,173	2,013	5,908	7,506
Total operating expenses	2,605	2,489	7,267	9,252

Net operating loss	(2,594)	(2,498)	(7,246)	(9,245)

Other income (expense):
Interest income	19	1	45	8
Interest expense	(10)	(16)	(34)	(60)
Other income (expense)	-	13	(3)	19
Total other income (expense)	9	(2)	8	(33)

Net loss and comprehensive loss	(2,585)	(2,500)	(7,238)	(9,278)
Deemed dividend-warrant price protection adjustment	-	333	-	333
Net loss attributable to common shareholders	$(2,585)	$(2,833)	$(7,238)	$(9,611)

Weighted average common shares outstanding - basic and fully diluted	27,891,501	20,862,216	25,336,837	18,036,982

Net loss per common share - basic and fully diluted	$(0.09)	$(0.14)	$(0.29)	$(0.53)

See accompanying notes to financial statements.

SENESTECH, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares and per share data)

(Unaudited)

For The Three Months Ended September 30, 2018 and 2019

			Additional	Stock		Total Stockholders’
	Common Stock		Paid-In	Subscription	Accumulated	Equity
	Shares	Amount	Capital	Payable	Deficit	(Deficit)
Balance, June 30, 2018	18,040,497	$18	$86,022	$-	$(80,375)	$5,665

Issuance of common stock for services	27,738	-	-	-	-	-
Stock-based compensation	-	-	355	-	-	355
Issuance of common stock, sold for cash, net	5,357,052	5	5,127	-	-	5,132
Warrant antidilution price protection adjustment			333		(333)	-
Payments for employee withholding taxes related to share-based awards.	-	-	(15)	-	-	(15)
Net loss for the three months ended September 30, 2018	-	-		-	(2,500)	(2,500)
Balance, September 30, 2018	23,425,287	$23	$91,822	$-	$(83,208)	$8,637

Balance, June 30, 2019	25,227,475	$25	$94,391	$-	$(90,491)	$3,925

Issuance of common stock, sold for cash, net	3,037,038	$3	$3,627	$-		3,630
Issuance of common stock for services	19,258	-	-	-	-	-
Stock-based compensation	-	-	204	-	-	204
Issuance of common stock upon exercise of warrants	4,514	-	5	-	-	5
Payments for employee withholding taxes related to share-based awards	-	-	(31)	-	-	(31)
Net loss for the three months ended September 30, 2019	-	-	-	-	(2,585)	(2,585)
Balance, September 30, 2019	28,288,285	$28	$98,196	$-	$(93,076)	$5,148

For The Nine Months Ended September 30, 2018 and 2019

Balance, December 31, 2017	16,404,195	$16	$81,103	$-	$(73,597)	$7,522

Issuance of common stock, sold for cash, net	5,357,052	5	5,127			5,132
Issuance of common stock for services	174,481	1	34	(8)	-	27
Stock-based compensation	-	-	3,062	-	-	3,062
Stock subscribed but not issued	-	-	(8)	8	-	-
Issuance of common stock upon cashless exercise of stock options	13,900	-	-	-	-	-
Issuance of common stock upon exercise of warrants	1,475,659	1	2,213	-	-	2,214
Payments for employee withholding taxes related to share-based awards	-	-	(42)	-	-	(42)
Warrant antidilution price protection adjustment			333		(333)
Net loss for the nine months ended September 30, 2018	-	-	-	-	(9,278)	(9,278)
Balance, September 30, 2018	23,425,287	$23	$91,822	$-	$(83,208)	$8,637

Balance, December 31, 2018	23,471,999	$24	$92,128	$-	$(85,838)	$6,314

Issuance of common stock, sold for cash, net	3,037,038	$3	$3,627			3,630
Issuance of common stock for services	144,054	-	34	-	-	34
Stock-based compensation	-	-	675	-	-	675
Issuance of common stock upon exercise of warrants	1,610,210	1	1,787	-	-	1,788
Issuance of common stock upon exercise of stock options	24,984	-	-	-	-	-
Payments for employee withholding taxes related to share-based awards	-	-	(55)	-	-	(55)
Net loss for the nine months ended September 30, 2019	-	-	-	-	(7,238)	(7,238)
Balance, September 30, 2019	28,288,285	$28	$98,196	$-	$(93,076)	$5,148

The accompanying notes are an integral part of these financial statements.

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,238)	$(9,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held to maturity	-	(44)
Depreciation and amortization	314	332
Stock-based compensation	675	3,090
Loss on sale of equipment	3	15
Loss on early extinguishment of debt	-	10
Loss on remeasurement of common stock warrant liability	-	1
(Increase) decrease in current assets:
Accounts receivable	(16)	(36)
Prepaid expenses	38	(166)
Inventory	(24)	(578)
Deposits	3	7
Increase (decrease) in current liabilities:
Accounts payable	118	(185)
Accrued expenses	46	(66)
Deferred rent	(11)	(18)
Net cash used in operating activities	(6,092)	(6,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on sale of securities held to maturity	-	2,619
Proceeds received on sale of equipment	-	185
Purchase of property and equipment	(64)	(212)
Net cash provided by (used in) investing activities	(64)	2,592

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	3,631	5,132
Proceeds from the issuance of notes payable		9
Repayments of notes payable	(184)	(236)
Repayments of notes payable, related parties	-	(12)
Repayments of capital lease obligations	-	(50)
Proceeds from the exercise of warrants	1,789	2,213
Payment of employee withholding taxes related to share-based awards	(55)	(42)
Net cash provided by financing activities	5,181	7,014

NET CHANGE IN CASH	(975)	2,690
CASH AT BEGINNING OF PERIOD	4,920	2,101
CASH AT END OF PERIOD	$3,945	$4,791

SUPPLEMENTAL INFORMATION:
Interest paid	$34	$60
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend		$333
Purchases of equipment under capital lease obligations	$-	$37
Common stock issued on accrued bonus	$32	$-

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

In addition to the EPA registration of ContraPest in the United States, we must obtain registration from the various state regulatory agencies prior to selling in each state. As of the date of this report, we have received registration for ContraPest in all 50 states and the District of Columbia, 47 of which have approved the removal of the Restricted Use designation.

We expect to continue to pursue regulatory approvals and amendments to existing registration in the United States for ContraPest, and if ContraPest begins to generate sufficient revenue, regulatory approvals for any additional jurisdictions beyond the United States.

Potential Need for Additional Capital

Since our inception, we have sustained significant operating losses in the course of our research and development and commercialization activities and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement with Neogen. In 2017, we began to prepare and launch commercialization of our first product, ContraPest. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock.

We have also raised capital through debt financing, consisting primarily of convertible notes; and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees.

Through September 30, 2019, we had received net proceeds of $67.2 million from sales of our common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $0.5 million in net product sales. At September 30, 2019, we had an accumulated deficit of $93.1 million and cash and cash equivalents of $3.9 million.

Our ultimate success depends upon the outcome of a combination of factors, including: (i) successful commercialization of ContraPest and maintaining and obtaining regulatory approvals of our products and product candidates, (ii) market acceptance, commercial viability and profitability of ContraPest and other products; (iii) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development; (v) our ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.

Based upon our current operating plan, we expect that cash and cash equivalents at September 30, 2019, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next six months. We have taken and will continue to take actions to reduce our operating expenses and to concentrate our resources toward the successful commercialization of ContraPest in the U. S. However, if anticipated revenue targets and margin targets are not achieved and we are unable to raise necessary capital through the sale of our securities, we may be required take other measures that could impair our ability to be successful and operate as a going concern. In any event, we are likely to require additional capital in order to fund our operating losses and research and development activities until we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts.

SENESTECH, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 - Organization and Description of Business – (continued)

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2019, the Company’s operating results for the three and nine months ended September 30, 2019 and 2018, and the Company’s cash flows for the nine months ended September 30, 2019 and 2018. The accompanying financial information as of December 31, 2018 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2018, both filed with the SEC on March 29, 2019. All amounts shown in these financial statements and accompanying notes are in thousands, except percentages and per share and share amounts.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was less than $1 at September 30, 2019 and at December 31, 2018.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work in progress and finished goods.

Components of inventory are:

	September 30,	December 31,
	2019	2018
Raw materials	$1,063	$1,111
Work in progress	3	—
Finished goods	223	154
Total inventory	1,289	1,265
Less:
Reserve for obsolete	(4)	(4)
Total net inventory	$1,285	$1,261

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of the fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The performance obligations identified by the Company under Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers, are straightforward and similar to the unit of account and performance obligation determination under ASC Topic 605, Revenue Recognition. There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the three months or nine months ended September 30, 2019 and 2018, respectively.

The Company recognizes revenue when product leaves its dock at a fixed selling price on payment terms of 30 to 120 days from invoicing. The Company recognizes other revenue earned from pilot studies upon the performance of specific services under the respective service contract.

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

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

The stock-based compensation expense recorded for the three and nine months ended September 30, 2019 and 2018,

is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Research and development	$1	$29	$11	$87
General and administrative	203	326	661	3,003
Total stock-based compensation expense	$204	$355	$675	$3,090

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

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of September 30, 2019 or December 31, 2018 and as such, no interest or penalties were recorded in income tax expense.

Comprehensive Loss

Net loss and comprehensive loss were the same for all periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying financial statements.

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the three and nine months ended September 30, 2019 and 2018. Therefore, basic and diluted loss per share attributable to common stockholders are the same for each period presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	September 30,
	2019	2018
Common stock purchase warrants	9,783,278	11,714,940
Restricted stock unit	117,465	172,912
Common stock options	2,747,677	1,725,771
Total	12,648,420	13,613,623

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

Adoption of New Accounting Standards:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Effective January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” using the modified retrospective method to all contracts that were not completed as of the date of adoption. The results of operations for reported periods after January 1, 2018 are presented under this amended guidance, while prior period amounts are reported in accordance with ASC 605 — Revenue Recognition. There was no material impact on our financial position, results of operations, or cash flows.

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

ASU 2016-02 did not have a material impact on the Company’s Condensed Consolidated Statements of Comprehensive Income. The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet as of January 1, 2019 for the adoption of the new leasing standard was as follows:

	Balance @ December 31, 2018	Adjustment Due to ASC 842	Balance @ January 1, 2019
Right to Use Asset - Long Term	—	$87	$87

Lease Liability – Long Term	—	$(87)	$(87)

At September 30, 2019, the balance remaining in Right to Use Asset-Long Term and Lease Liability-Long Term was $29,000 and ($29,000) respectively.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

Accounting Standards Issued but Not Yet Adopted

In August 2018, the FASB issued authoritative guidance intended to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires presentation of the capitalized implementation costs in the statement of financial position and in the statement of cash flows in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented, and the expense related to the capitalized implementation costs to be presented in the same line item in the statement of operations as the fees associated with the hosting element (service) of the arrangement. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact on our financial position, results of operations and statement of cash flows upon adoption of this guidance. We do not expect this guidance to have a significant impact, or potential significant impact, to our unaudited condensed consolidated interim financial statements.

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our unaudited condensed consolidated interim financial statements.

Note 3 - Fair Value Measurements

The Company issued common stock warrants to purchase shares of common stock in June of 2015 (see Note 9 — Stock-based Compensation for more details) that contain a cash settlement provision resulting in a common stock warrant liability that is revalued at the end of each reporting period.

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

(In thousands, except share and per share data)

Note 3 - Fair Value Measurements – (continued)

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

September 30, 2019
	Level 1	Level 2	Level 3		Total
Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$	<1	$	<1
Total	$—	$—	$	<1	$	<1

December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$—	$—	$—	$—

Corporate fixed income debt securities	—	—	—	—

Total	$—	$—	$—	$—
Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$—	$—
Total	$—	$—	$—	$—

(1)	There was no change (net) in the fair value of the common stock warrant for the three and nine months ended September 30, 2019. If there had been, it would have been recorded to other income (expense) and interest expense in the statements of operations and comprehensive loss.

Financial Instruments Not Carried at Fair Value

The carrying amounts of the Company’s financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short maturities. The estimated fair value of the convertible notes and other notes, not recorded at fair value, are recorded at cost or amortized cost which was deemed to estimate fair value.

Note 4 - Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at September 30, 2019 or December 31, 2018. The Company does not require collateral or other securities to support its accounts receivable.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 5 - Prepaid Expenses

Prepaid expenses consist of the following:

	September 30,	December 31,
	2019	2018
Director compensation	$-	$100
Director and officer insurance	161	121
NASDAQ fees	14
Legal retainer	25	25
Marketing programs and conferences	54	53
Professional services retainer	15	8
Rent	-	19
Equipment service deposits	2	3
Foreign patent registration	22	-
Engineering, software licenses and other	11	13
Total prepaid expenses	$304	$342

Note 6 - Property and Equipment

Property and equipment, net consist of the following:

			September 30,	December 31,
		Useful Life	2019	2018
Research and development equipment		5 years	$1,582	$1,552
Office and computer equipment	(1)	3 years	753	742
Autos		5 years	54	54
Furniture and fixtures		7 years	37	37
Leasehold improvements		*	283	283
			2,709	2,668
Less accumulated depreciation and amortization			(1,879)	(1,585)
Total			$830	$1,083

* Shorter of lease term or estimated useful life

(1)	In August 2019, the Company disposed of computer equipment with a net book value of $2 resulting in a loss on the disposal of fixed assets of less than $1. In April and May 2019, the Company disposed of obsolete computer equipment with a net book value of $2 resulting in a loss on disposal of fixed assets of $2.

Depreciation and amortization expense was approximately $101 and $108 for the three months ended September 30, 2019 and 2018, respectively, and $314 and $332 for the nine months ended September 30, 2019 and 2018, respectively.

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2019	2018
Compensation and related benefits	$264	$479
Accrued Litigation	507	269
Board Compensation	9	23
Other	5	—
Total accrued expenses	$785	$771

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 8 - Borrowings

A summary of the Company’s borrowings, including capital lease obligations, is as follows:

	September 30,	December 31,
	2019	2018
Short-term debt:
Current portion of long-term debt	129	219
Total short-term debt	$129	$219
Long-term debt:
Capital lease obligations	$175	$232
Other promissory notes	121	248
Total	296	480
Less: current portion of long-term debt	(129)	(219)
Total long-term debt	$167	$261

Capital Lease Obligations

Capital lease obligations are for computer and lab equipment leased through GreatAmerica Financial Services, Thermo Fisher Scientific, Navitas Credit Corp. and ENGS Commercial Finance Co. These capital leases expire at various dates through July 2023 and carry interest rates ranging from 6.4% to 11.6%.

Other Promissory Notes

Also included in the table above are three notes payable to Direct Capital, one note to M2 Financing and one note to Fidelity Capital, all for the financing of fixed assets. These notes expire at various dates through June 2022 and carry interest rates ranging from 10.88% to 13.28%.

Note 9 - Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of September 30, 2019 as follows:

Common Stock Warrants	Number of Warrants	Date Issued	Term	Exercise Price

Outstanding at December 31, 2017	6,431,785

Warrants issued	1,133,909	June 2018	5 Years	$1.82
Common Stock Offering Warrants Issued	5,357,052	August 2018	5 Years	$1.15	(1)
Common Stock Offering - Dealer Manager Warrants	267,853	August 2018	5 Years	$1.725
Warrants exercised	(1,475,659)
Expired Warrants	(488,119)
Outstanding at December 31, 2018	11,226,821
Warrants issued	166,667	July 2019	5 Years	$1.6875
Warrants Exercised	(1,298,210)	August 2018		$1.15
Warrants Exercised	(312,000)	August 2018		$0.95
Outstanding at September 30, 2019	9,783,278

(1)	The common stock warrants issued in November 2017 with an initial exercise price of $1.50 per share adjusted downward to $0.95 per share effective July 24, 2018 in connection with our Rights Offering, and may be subject to further downward adjustments, pursuant to antidilution price adjustment protection contained within those warrants.

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

Common Stock Warrant Issued to Underwriter of Common Stock Offering

In July 2019, the Company issued to H.C. Wainwright & Co., as placement agent, a warrant to purchase 166,667 shares of common stock at an exercise price of $1.6875 per share as consideration for providing services in connection with a common stock offering in July 2019. The warrant was fully vested and exercisable on the date of issuance. The common stock warrant is exercisable until five years from the date of grant. The Company estimated the fair value of the common stock warrants, exercisable at $1.6875 per share, to be $127 using a lattice model based on the following significant inputs: Common stock price of $1.34; comparable company volatility of 133.3%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 2.07%.

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

The estimated fair value of the derivative warrant liability was $0 at September 30, 2019. As this derivative warrant liability is revalued at the end of each reporting period, the fair values as determined at the date of grant and subsequent periods was based on the following significant inputs using a Monte Carlo option pricing model: common stock price of $7.91; comparable company volatility of 77.7% of the underlying common stock; risk-free rates of 1.93%; and dividend yield of 0%; including the probability assessment of a terminating change event occurring. The change in fair value of the derivative warrant liability was ($0) and $0 for the three and nine months ended September 30, 2019. As such, no entry was recorded in other income (expense) in the accompanying statements of operations and comprehensive loss.

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

Common Stock

The Company had 28,288,285 and 23,471,999 shares of common stock issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.

During the nine months ended September 30, 2019, the Company issued an aggregate of 4,816,286 shares of common stock as follows:

●	an aggregate of 3,037,038 shares in connection with a public offering generating net proceeds to the Company of approximately $3.6 million, as further described below
●	an aggregate of 1,610,210 shares for the exercise of outstanding warrants for gross proceeds of $1.8 million (see Note 9 — Common Stock Warrants and Common Stock Warrant Liability for further details)
●	An aggregate of 105,474 shares for service as a result of the vesting of restricted stock units
●	3,022 shares for the exercise of stock options
●	21,962 shares for the cashless exercise of stock options and
●	an aggregate of 38,580 shares to certain employees in net settlement of bonus compensation totaling $32.

Public Offering

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

As of September 30, 2019, the Company had 632,936 shares of common stock available for issuance under the 2018 Plan.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Stock-based Compensation – (continued)

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the nine months ended September 30, 2019 were as follows:

	Employee	Non-Employee
Expected volatility	76.4%-80.6%	N/A
Expected dividend yield	—	N/A
Expected term (in years)	3.0-6.0	N/A
Risk-free interest rate	1.63% -2.48%	N/A

The weighted average grant date fair value of options granted during the nine months ended September 30, 2019 was $1.29 per share, as per the table below.

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

The following table summarizes the stock option activity, for both equity plans, for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2018	1,721,771	$1.57	4.0	$—
Granted	1,167,906	$1.29	4.9	$—
Exercised	(63,990)	$0.65	—	$—
Forfeited	(59,500)	$—	—	$—
Expired	(18,510)	$—	—	$—
Outstanding at September 30, 2019	2,747,677	$1.40	3.9	$—
Exercisable at September 30, 2019	1,667,064	$1.55	2.8	$—

(1)	The aggregate intrinsic value in the table was calculated based on the difference between the estimated fair market value of the Company’s stock and the exercise price of the underlying options. The estimated stock values used in the calculation was $1.01 and $0.59 per share for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2019:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2018	136,245	$0.98
Granted	123,727	$1.51
Vested	(142,507)	$1.10
Forfeited	—	$—
Outstanding as of September 30, 2019	117,465	$1.42

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Stock-based Compensation – (continued)

The stock-based compensation expense was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Research and development	$1	$29	$11	$87
General and administrative	203	326	664	3,003
Total stock-based compensation expense	$204	$355	$675	$3,090

The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.

At September 30, 2019, the total compensation cost related to restricted stock units and unvested options not yet recognized was $1,205, which will be recognized over a weighted average period of 36 months, assuming the employees and non-employees complete their service period required for vesting.

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

On February 20, 2018, New Enterprises, Ltd. (“New Enterprises”), filed a lawsuit against the Company and Roth Capital Partners, LLC (“Roth”) in the U.S. District Court for the District of Arizona (the “Court”). The complaint alleges nine counts against the Company, including that the Company: engaged in common law fraud and securities fraud to induce the chairman of New Enterprises into investing in the Company; failed to register New Enterprises’ requested transfer; breached stock certificates and the lock-up contract; tortuously interfered with prospective business advantage; and was liable for conversion. New Enterprises is seeking monetary damages, including compensatory damages, punitive damages, and attorney’s fees. On December 3, 2018, the Court issued its order granting the Company’s and Roth’s motions to dismiss all of New Enterprises’ claims but gave them leave to file a motion to amend the complaint. On January 25, 2019, New Enterprises moved for leave to file an amended complaint, alleging similar claims against the Company and Roth, and the court granted that motion. On April 5, 2019, New Enterprises filed an amended complaint, alleging similar claims against the Company and Roth. The Company and Roth moved to dismiss the amended complaint, and on August 16, 2019, the Court issued its order denying the Company’s and Roth’s motions to dismiss. Roth has made a claim for indemnification to the Company based on contractual indemnification agreements, but to date the Company has not accepted Roth’s indemnification demand.

On April 20, 2018, the Company’s former Executive Vice President and Chief Operating Officer Andrew Altman filed a charge of employment discrimination with the Equal Employment Opportunity Commission (EEOC) against the Company. Mr. Altman claimed that he was terminated after he expressed opposition to an email that Cheryl Dyer, Chief Research Officer, had sent out to the management team, in which she criticized a Mormon newspaper. The Company filed a position statement on May 21, 2018. No substantive action has been taken since then, and the Company has not heard anything further either from the EEOC or Mr. Altman’s attorneys.

Lease Commitments

The Company is obligated under capital leases for certain research and computer equipment that expire on various dates through July 2023. At September 30, 2019, the gross amount of office and computer equipment, and research equipment and the related accumulated amortization recorded under the capital leases was $498 and $252, respectively.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 12 - Commitments and Contingencies – (continued)

On November 16, 2016, we leased an additional 1,954 square feet of research and development space, also in Flagstaff. This lease expired on November 15, 2018 but was extended for an additional 24 months, through November 2020. A subsequent amendment to the lease allows for the Company to cancel the lease at any time through the lease term with 30-day notice. In June 2019, the Company cancelled approximately 1,000 square feet of this leased space, and the fixed rental payment was reduced for the remaining term of the lease. The lease extension requires fixed rental payments over the lease term. Minimum rental payments under the operating lease are recognized on a straight-line basis over the term of the lease as expense, and accordingly, the Company recorded no deferred rent liability under this lease.

Total rent expense was $187 and $183 for the nine months ended September 30, 2019 and September 30, 2018, respectively. The future minimum lease payments under our non-cancellable operating lease and our capital lease as of September 30, 2019 are as follows:

	Capital Leases	Operating Lease
Years Ending December 31,
2019	24	62
2020	78	24
2021	63	—
2022	33	—
2023	3
Total minimum lease payments	$201	$86

Capital Leases

Less: amounts representing interest (6.39%, ranging from 10.48% to 11.56%)	$26

Present value of minimum lease payments	175

Less: current installments under capital lease obligations	70

Total long-term portion	$105

Note 13 - Subsequent Events

On November 1, 2019, the Company net issued 311 shares of common stock in satisfaction of a cashless exercise of vested common stock options.

The Company has evaluated subsequent events from the balance sheet date through November 14, 2019, the date at which the financial statements were issued, and determined that there were no other items that require adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “SenesTech,” the “Company,” “we,” “us” or “our” refer to SenesTech, Inc., a Delaware corporation. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes.

Forward-Looking Statements

Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, notes to our condensed consolidated financial statements and elsewhere in this report are not historical facts but are forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, our expectations, assumptions and estimates regarding new and current accounting and tax standards and policies; our expectations and plans regarding our operating plan, including operating expenses, product sales and revenue expectations, profitability and cash flows; anticipated financing; our beliefs regarding our revenue targets and the sufficiency of our liquidity and capital resources; possible outcomes of ongoing litigation; our ongoing and planned commercialization of ContraPest and product development of our other product candidates; our expectations regarding regulatory approval of our products or product candidates; and statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part II of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2018, both filed with the SEC on March 29, 2019 (collectively, the “2018 Annual Report”), entitled “Risk Factors,” and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Since our inception, we have sustained significant operating losses in the course of our research and development and commercialization activities and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement with Neogen. In 2017, we began to prepare and launch commercialization of our first product, ContraPest. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock. Public equity sales include:

(i)	an initial public offering of 1,875,000 shares of our common stock at $8.00 per share for gross proceeds of $15 million on December 8, 2016 with warrants to purchase an additional 187,500 shares issued to Roth Capital Partners, LLC with an exercise price of $9.60 per share, as underwriter,

(ii)	a public offering on November 21, 2017 of 5,860,000 shares of our common stock at $1.00 per share for gross proceeds of $5.9 million, with warrants issued to investors to purchase an additional 4,657,500 shares of our common stock with an initial exercise price of $1.50 per share that subsequently adjusted downward to $0.95 per share pursuant to antidilution price protection contained within those warrants, and warrants issued to Roth Capital Partners, LLC, as underwriter, to purchase an additional 945,000 shares with an exercise price of $1.50 per share,

(iii)	a private placement of warrants to purchase 1,133,909 shares of common stock in June 2018 with an exercise price of $1.82 per share for gross proceeds of $2.1 million, in connection with an inducement agreement with a holder of outstanding warrants issued in November 2017 to exercise its original warrant representing 1,133,909 shares at an exercise price of $1.50 per share,

(iv)	a rights offering in August 2018 (the “Rights Offering”), where we accepted subscriptions for 5,357,052 units for a purchase price of $1.15 per unit for gross proceeds of $6.2 million, with each unit consisting of one share of our common stock and one warrant, with each warrant exercisable for one share of our common stock at an exercise price of $1.15 per share, and warrants issued to an affiliate of Maxim Group, LLC, as dealer-manager, to purchase an additional 267,853 shares at $1.725 per share,

(v)	issuance of 312,000 shares and 1,266,399 shares of common stock as a result of the exercise of warrants during the nine months ended September 30, 2019 at an exercise price of $0.95 and $1.15 per warrant, respectively for gross proceeds of $1.8 million, and

(vi)	issuance of 3,037,038 shares of common stock at $1.35 per share for gross proceeds of $4.1 million, in a public offering on July 16, 2019, with warrants to purchase an additional 166,667 shares issued to H.C. Wainwright & Co. with an exercise price of $1.6875 per share, as placement agent for the public offering.

We have also raised capital through debt financing, consisting primarily of convertible notes; and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees.

Through September 30, 2019, we had received net proceeds of $67.2 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $0.5 million in net product sales. At September 30, 2019, we had an accumulated deficit of $93.1 million and cash and cash equivalents of $3.9 million.

We have incurred significant operating losses every year since our inception. Our net losses were $2.6 million and $7.2 million for the three and nine months ended September 30, 2019 and $2.5 million and $9.3 million for the three and nine months ended September 30, 2018, respectively. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

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

As a result, a significant portion of our operating expenses includes stock-based compensation expense. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy. Specifically, our stock-based compensation expense for the three and nine months ended September 30, 2019 was $204,000 and $675,000, which represented 7.8% and 9.3%, respectively, of our total operating expenses for those periods and $355,000 and $3.1 million for the same periods in 2018, which represented 14.3% and 33.4%, respectively, of our total operating expenses for those periods. .

Our ultimate success depends upon the outcome of a combination of factors, including: (i) successful commercialization of ContraPest and maintaining and obtaining regulatory approvals of our products and product candidates, (ii) market acceptance, commercial viability and profitability of ContraPest and other products; (iii) our ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development; (v) our ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.

Based upon our current operating plan, we expect that cash and cash equivalents at September 30, 2019, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next six months. We have taken and will continue to take actions to reduce our operating expenses and to concentrate our resources toward the successful commercialization of ContraPest in the U. S. However, if anticipated revenue targets and margin targets are not achieved and we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we are likely to require additional capital in order to fund our operating losses and research and development activities until we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts.

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

We also continue to develop our supply chain, particularly identifying and improving our sourcing of key ingredients for our product candidates. At this time, we cannot reasonably estimate the costs for further development of ContraPest or the cost associated with the development of our supply chain.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, sales, marketing and administrative functions. Selling, general and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, consulting, accounting, contract sales expenses and audit services.

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

Other Income (Expense), Net

Other income (expense), net, consists primarily of recognized change in value of short-term investments and income (expense) related to the year-over-year fair market value adjustment of our derivative warrant and the net gain or losses from the disposition of fixed assets.

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

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. At September 30, 2019, the Company has federal and state net operating loss carryforwards of approximately $59.4 million and $46.0 million, respectively, not considering any potential Internal Revenue Code of 1986 (“IRC”) Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2023, unless previously utilized. Approximately $10.5 million of those federal loss carryforwards, however, do not expire due to changes in U.S. tax law under the Tax Cuts and Jobs Act of 2017. Additionally, the utilization of the net operating loss and tax credit carryforwards could be subject to an annual limitation under IRC sections 382 and 383, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by IRC Sections 382 and 383. results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not conducted an analysis of an ownership change under IRC Section 382. To the extent that a study is completed, and an ownership change is deemed to occur, the Company’s ability to utilize its net operating losses could be limited.

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Revenue:
Sales	$36	$105	$79	$160
Cost of sales	25	114	58	153
Gross profit (loss)	11	(9)	21	7

Operating expenses:
Research and development	432	476	1,359	1,746
Selling, general and administrative	2,173	2,013	5,908	7,506
Total operating expenses	2,605	2,489	7,267	9,252

Net operating loss	(2,594)	(2,498)	(7,246)	(9,245)

Other income (expense):
Interest income	19	1	45	8
Interest expense	(10)	(16)	(34)	(60)
Other income (expense)	-	13	(3)	19
Total other income (expense)	9	(2)	8	(33)

Net loss and comprehensive loss	(2,585)	(2,500)	(7,238)	(9,278)
Deemed dividend-warrant price protection adjustment	-	333	-	333
Net loss attributable to common shareholders	$(2,585)	$(2,833)	$(7,238)	$(9,611)

Weighted average common shares outstanding - basic and fully diluted	27,891,501	20,862,216	25,336,837	18,036,982

Net loss per common share - basic and fully diluted	$(0.09)	$(0.14)	$(0.29)	$(0.53)

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018:

Net Sales

Net sales were $36,000 for the three months ended September 30, 2019 and $105,000 for the same period in 2018. Sales were lower in 2019 due to the transition to the removal of ContraPest’s ‘restricted use only’ status at the state level and our shift to a pull through sales strategy directed at end users. This strategy has shown significant initial promise however, we have experienced an increase in lead-to-conversion time resulting in a longer sales process.

Cost of Sales

Cost of sales was $25,000 for the three months ended September 30, 2019, compared to $114,000 for the three months ended September 30, 2018. Cost of sales were lower in 2019 due to lower sales volume in the third quarter of 2019 and no scrap expense associated with manufacturing scale up activities that were experienced during the third quarter of 2018.

Gross Profit

Gross profit for the three months ended September 30, 2019 was $11,000 or 30.6% of net sales, compared to a gross loss of ($9,000) or 8.6% of net sales, for the same period in 2018. The increase in gross profit was a direct result of a decrease in scrap related to scaleup activities.

Research and Development Expenses

	Three Months Ended September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Direct research and development expenses:
Unallocated expenses:
Personnel related (including stock-based compensation)	$206	$274	$(68)
Facility-related	60	57	3
Other	166	145	21
Total research and development expenses	$432	$476	$(44)

Research and development expenses were $432,000 for the three months ended September 30, 2019, compared to $476,000 for the same period in 2018. The $44,000 decrease in research and development expenses was primarily due to a decrease of $68,000 in personnel-related costs, including stock-based compensation expense, due to the classification of certain field support employees to sales and marketing and option grants fully vesting resulting in lower expense. With more focus on commercialization of ContraPest, we determined that these certain field support employees previously classified as research and development are now refocused on sales and marketing efforts and thus, reclassified as such.

Facility-related expense increased $3,000 due primarily to facility lease payment escalation.

The increase in other research and development expenses of $21,000 was primarily due to a reclass of other expenses related to certain field support employees to sales and marketing as described above.

We also continue to develop our supply chain, particularly identifying and improving our sourcing of key ingredients for our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2.2 million for the three months ended September 30, 2019, as compared to approximately $2.0 million for the three months ended September 30, 2018. The increase of $200,000 in selling, general and administrative expenses was primarily due to increases in salary and wages expenses associated with the reclassification of certain field support employees from research and development of $100,000 and increased professional services expenses of $100,000 due to increased legal activity in the quarter ending September 30, 2019.

Interest Income/Expense, Net

We recorded interest income of $9,000, net, for the three months ended September 30, 2019, as compared to interest expense, net of $15,000 for the same period in 2018. The $24,000 increase in interest income, net for the period was a result of decreased interest on capital leases and promissory notes that expired during 2019 and higher interest income as a result of higher average daily cash balances and interest rates year over year.

Other Income (Expense)

We recorded no other income/expense, net, for the three months ended September 30, 2019, compared to $13,000 of other income for the same period in 2018. The $13,000 net decrease in other income was primarily due to decreased, year-over-year fair market value adjustment of our derivative warrant.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018:

Net Sales

Net sales were $79,000 for the nine months ended September 30, 2019 and $160,000 for the same period in 2018. Sales were lower in 2019 due to the transition to the removal of ContraPest’s ‘restricted use only’ status at the state level and our shift to pull through sales strategy directed at end users. This strategy has shown significant initial promise however, we have experienced an increase in lead to conversion time resulting in a longer sales process.

Cost of Sales

Cost of sales was $58,000 for the nine months ended September 30, 2019, compared to $153,000 for the nine months ended September 30, 2018. Cost of sales were lower in 2019 primarily due to lower sales volume and no scrap expense associated with manufacturing scale up activities that were experienced during 2018.

Gross Profit

Gross profit for the nine months ended September 30, 2019 was $21,000 or 26.6% of net sales, compared to a gross profit of $7,000 or 4.4% of net sales, for the same period in 2018. The increase in gross profit was a direct result of a decrease in scrap due to related to scaleup activities.

Research and Development Expenses

	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Direct research and development expenses:
Unallocated expenses:
Personnel related (including stock-based compensation)	$661	$1,124	$(463)
Facility-related	184	172	12
Other	514	450	64
Total research and development expenses	$1,359	$1,746	$(387)

Research and development expenses were $1.4 million for the nine months ended September 30, 2019, compared to $1.7 million for the same period in 2018. The $300,000 decrease in research and development expenses was primarily due to a decrease of $463,000 in personnel-related costs, including stock-based compensation expense, due to the classification of certain field support employees to sales and marketing offset by an increase in depreciation expense of $143,000. With more focus on commercialization of ContraPest, it was determined that these certain field support employees previously classified as research and development are now refocused on sales and marketing efforts and thus, reclassified as such.

Facility-related expense increased $12,000 due primarily to facility lease payment escalation.

The increase in other research and development expenses of $64,000 was primarily due to a reclass of other expenses related to certain field support employees to sales and marketing as described above.

We also continue to develop our supply chain, particularly identifying and improving our sourcing key ingredients for our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $5.9 million for the nine months ended September 30, 2019, as compared to approximately $7.5 million for the nine months ended September 30, 2018. The decrease of $1.6 million in selling, general and administrative expenses was primarily due to lower stock compensation expenses of $2.3 million associated with inducement warrants issued in June 2018 and $347,000 due to option grants fully vesting and resulting in lower stock compensation expense, offset by increased salary and wages of $605,000 associated with the reclassification of certain field support employees and an increase of $348,000 in professional services expense. The increase in professional services expenses was primarily due to increased legal and Board of Directors related expenses.

Interest Income/Expense, Net

We recorded interest income of $11,000, net, for the nine months ended September 30, 2019, as compared to interest expense, net of $52,000 for the same period in 2018. The $63,000 increase in interest incomes was a result of decreased interest on capital leases and promissory notes that expired during the nine months ended September 30, 2019, and higher interest income as a result of higher average daily cash balance and interest rates year over year.

Other Income (Expense)

We recorded $3,000 of other expense, net, for the nine months ended September 30, 2019, compared to $19,000 of other income for the same period in 2018. The $22,000 net decrease in other income was primarily due to decreased, year-over-year fair market value adjustment of our derivative warrant as well as recognition of $3,000 of loss due to disposal of certain fixed asset during 2019.

Liquidity and Capital Resources

Since our inception, we have sustained significant operating losses in the course of our research and development activities and commercialization efforts and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement with Neogen. In 2017, we began full scale marketing of our first product, ContraPest. We have funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock; debt financing, consisting primarily of convertible notes; and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees. Through September 30, 2019, we had received net proceeds of $67.2 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $0.5 million in net product sales. At September 30, 2019, we had an accumulated deficit of $93.1 million and cash and cash equivalents of $3.9 million.

Our ultimate success depends upon the outcome of a combination of factors, including: (i) successful commercialization of ContraPest and maintaining and obtaining regulatory approval of our products and product candidates; (ii) market acceptance, commercial viability and profitability of ContraPest and other products; (iii) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development; (v) the ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.

Based upon our current operating plan, we expect that cash and cash equivalents at September 30, 2019, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next six months. We have taken and will continue to take actions to reduce our operating expenses and to concentrate our resources toward the successful commercialization of ContraPest in the U. S. however, if anticipated revenue targets and margin targets are not achieved and we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we are likely to require additional capital in order to fund our operating losses and research and development activities until we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts.

Additional Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we market and focus on sales of ContraPest, and as we advance field studies of our product candidates in development. In addition, we will continue to incur costs associated with operating as a public company.

In particular, we expect to incur substantial and increased expenses as we:

●	Work to maximize market acceptance for, and generate sales of, our products;

●	Manage the infrastructure for the sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

●	Continue the development of ContraPest and our other product candidates, including engaging in any necessary field studies;

●	Seek additional regulatory approvals for ContraPest and our other product candidates;

●	Scale up manufacturing processes and quantities to meet future demand of ContraPest and any other product candidates for which we receive regulatory approval;

●	Continue product development of ContraPest and advance our research and development activities and advance the research and development programs for other product candidates;

●	Maintain, expand and protect our intellectual property portfolio; and

●	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2019	2018

Cash used in operating activities	$(6,092)	$(6,916)
Cash (used in) provided by investing activities	(64)	2,592
Cash provided by financing activities	5,181	7,014
Net (decrease) increase in cash and cash equivalents	$(975)	$2,690

Operating Activities.

During the nine months ended September 30, 2019, operating activities used $6.1 million of cash, primarily resulting from our net loss of $7.2 million offset by changes in our operating assets and liabilities of $154,000 and by non-cash charges of $992,000, consisting primarily of stock-based compensation, depreciation and amortization. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2019, consisted primarily of a net increase in accrued expenses and accounts payable of $164,000, a decrease in prepaid expenses of $38,000 and a decrease in deposits of $3,000 offset by an increase in inventory of $24,000, an increase in receivables of $16,000 and a decrease in deferred rent of $11,000.

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

Investing Activities.

For the nine months ended September 30, 2019, we used $64,000 in net cash related to investing activities due to purchases of property and equipment.

For the nine months ended September 30, 2018, net cash of $2.6 million was provided by investing activities consisting of $2.6 million of proceeds received from the sale of securities and $185,000 of proceeds from the sale of equipment offset by $212,000 in purchases of property and equipment.

Financing Activities.

During the nine months ended September 30, 2019, net cash provided by financing activities was $5.2 million as a result of $3.6 million in net proceeds from the issuance of common stock and net proceeds of $1.8 million from the exercise of warrants offset by payments of $184,000 related to notes payable and $55,000 of payments for employee withholding taxes related to share-based awards.

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

There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the three months and nine months ended September 30, 2019 and 2018, respectively.

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

We recorded stock-based compensation expense of approximately $204,000 and $675,000 for the three and nine months ended September 30, 2019, respectively and $355,000 and $3.1 million for the three and nine months ended September 30, 2018, respectively. We expect to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Research and development	$1	$29	$11	$87
General and administrative	203	326	664	3,003
Total stock-based compensation expense	$204	$355	$675	$3,090

The intrinsic value of stock options outstanding as of September 30, 2019 was $0.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended

September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Effective November 10, 2019, Drs. Loretta Mayer and Cheryl Dyer discontinued their service as Chief Science Officer and Chief Research Officer, respectively, and employment with the company. While the terms of their departures are currently being finalized, under the terms of their current employment agreements, Drs. Loretta Mayer’s and Cheryl Dyer would receive their current salary and paid health insurance for a period of 12 months from the date of employment termination. The Company estimates the liability for this salary and insurance continuation to be $750.

In addition, Dr. Jamie Bechtel, currently lead independent director of the Company, succeeds Dr. Mayer as Chairman of the Board. Dr. Mayer remains a Director of the Company.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit		Filed or Furnished		Incorporated by Reference
Number	Description	Herewith	Form	Filing Date	Exhibit	File No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

104	[Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)][If tagging]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC. (Registrant)

Dated: November 14, 2019	By:	/s/ Kenneth Siegel
Kenneth Siegel
Chief Executive Officer

Dated: November 14, 2019	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer