Form 10-K
period 2019-12-31
SenesTech, Inc.
filed 2020-03-17
CIK 1680378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-37941

SENESTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2079805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

23460 N 19th Ave., Suite 110, Phoenix, AZ 85027

(928) 779-4143

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	SNES	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

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

The aggregate market value of the registrant’s common stock held by non-affiliates on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The NASDAQ Capital Market on such date was approximately $42,516,643. There were 1,261,638* shares of the registrant’s common stock outstanding on June 28, 2019.

The number of shares of common stock outstanding as of March 16, 2020: 1,819,981*

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Commission within 120 days of the end of the fiscal year and delivered to stockholders in connection with the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

* Reflects a 1-for-20 reverse stock split of our outstanding common stock on February 4, 2020.

SENESTECH, INC.

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe-harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can often be identified by words such as: “expect,” “believe,” “estimate,” “plan,” “strategy,” “future,” “potential,” “continue,” “may,” “should,” “will,” and similar references to future periods. Examples include, among others, statements about:

●	Our commercialization and promotion strategy and plans, including key elements to our business strategy, how we commercialize, our sales approach, our areas and markets of focus, our pricing strategy, our strategic relationships and which geographic markets we target;

●	The potential market opportunities for commercializing our product candidates and the role we expect ContraPest to hold within the market;

●	Our seeking, obtaining or maintaining regulatory approvals for our product candidates;

●	The anticipated results and effects of our products, including those indicated in studies;

●	Our expectations regarding the potential market size for our products and how the market may develop;

●	Our estimates or expectations related to our revenue, cash flow, expenses, capital requirements and need for additional financing;

●	Our ability to improve our cost structure and gross margins, and limit our cash burn;

●	Our plans for our business, including for research and development;

●	Our ability to enter into strategic arrangements and to achieve the expected results from such arrangements;

●	The initiation, timing, progress and results of field studies and other studies and trials and our research and development programs;

●	Our ability to develop and manufacture our products candidates to meet demand and in a commercially efficient manner;

●	The scope of protection we are able to obtain and maintain for our intellectual property rights covering our product candidates;

●	Our financial performance, including our ability to fund operations;

●	Developments and projections relating to our projects, competitors and our industry;

●	Our expectation regarding our ability to sell our products at commercially reasonable values;

●	Our beliefs and expectations related to pending litigation; and

●	Other risks and uncertainties, including those described or incorporated by reference under the caption “Risk Factors” in this Annual Report on Form 10-K.

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

ii

PART I

Item 1.	Business.

Overview

SenesTech, Inc. (“SenesTech,” “we,” “our,” “us” and the “Company”) has developed and is seeking to commercialize a global, proprietary technology for managing animal pest populations, initially rat populations, through fertility control. Although there are myriad tools available to control rat populations, most rely on some form of lethal method to achieve effectiveness. Each of these solutions is inherently limited by rat species’ resilience and survival mechanisms as well as their extraordinary rate of reproduction. ContraPest®, our initial product, is unique in the pest control industry in attacking the reproductive systems of both male and female rats, resulting in a sustained reduction of the rat population.

Rats have plagued humanity throughout history. They pose significant threats to the health and food security of many communities. In addition, rodents cause significant product loss and damage through consumption and contamination. Rats also cause significant damage to critical infrastructure by burrowing beneath foundations and gnawing on electrical wiring, insulation, fire proofing systems, electronics and computer equipment.

The most prevalent solution to rat infestations is the use of increasingly powerful rodenticides. Although these solutions provide short term results, there are growing concerns about secondary exposure and bioaccumulation of rodenticides in the environment, as well as concerns about rodenticides that have no antidotes. The pest management industry and Pest Management Professionals (PMPs) are being asked for new solutions that are both effective and less toxic. Our goal is to provide customers with not only a solution to combat their most difficult rat problems, but also offer a non-lethal option to serve customers that are looking to decrease or remove the amount of rodenticide used in their pest control programs.

ContraPest is a liquid bait containing the active ingredients 4-vinylcyclohexene diepoxide (VCD) and triptolide. ContraPest limits reproduction of male and female rats beginning with the first breeding cycle following consumption. ContraPest is being marketed for use in controlling Norway and roof rat populations.

SenesTech began the registration process with the United States Environmental Protection Agency (EPA) for ContraPest on August 23, 2015. On August 2, 2016, the EPA granted an unconditional registration for ContraPest as a Restricted Use Product (RUP), due to the need for applicator expertise for deployment. On October 18, 2018, the EPA approved the removal of the RUP designation. We believe ContraPest is the first and only non-lethal, fertility control product approved by the EPA for the management of rat populations.

In addition to the EPA registration, ContraPest must obtain registration from the various state regulatory agencies prior to selling in each state. We have received registration for ContraPest in all 50 states and the District of Columbia, 47 of which have approved the removal of the RUP designation.

We expect to continue to pursue regulatory approvals and amendments to the existing U.S. registration for ContraPest, and if ContraPest begins to generate sufficient revenue, regulatory approvals for additional jurisdictions beyond the United States. The Company also continues to research and develop enhancements to ContraPest that align with our target verticals and other potential fertility control options for additional species.

We were formed in July 2004 and incorporated in the state of Nevada. The Company subsequently reincorporated in the state of Delaware in November 2015.

Current Challenges in Pest Control Methodologies

Lethal rodenticides are often at the forefront of pest management programs; however, they do not provide consistent, sustained results. One reason is because rats reproduce at an extremely rapid rate. A single pair of rats in the wild can, under ideal breeding conditions, contribute over 15,000 progenies in their average lifespan of 12 months. This rapid rate of reproduction can be seen in the population rebound that typically follows the initial decline in rodent populations that are exposed to lethal rodenticides. After the initial decline in the infestation, surviving rodents have plentiful food and harborage creating conditions in which rats can quickly reproduce. This means that PMPs typically need to visit a site often to combat not only the initial infestation, but also subsequent population spikes.

Rat behavior also has a profound effect on pest control. Studies have shown that successful bait uptake is influenced by rodent behavior and how they interact with their environment. Some of these behaviors are thought to be inherited as rats have evolved with humans and control campaigns, while others are conditioned through adverse effects learned in their environment. Neophobia, bait shyness and bait aversion are all behavioral traits that affect bait uptake. When rats avoid new objects in their environment, this is due to neophobia. Newly placed bait stations often result in neophobia. Rats sample all food, whether it is newly found or has been there for their lifetime. This sampling behavior enables rats to associate good and bad reactions from food. If the food they sample causes them to fall ill, they will then avoid this food forever. This is known as bait aversion. In addition, rats that survive the initial exposure to a rodenticide may be genetically resistant to the pesticide’s effects. Their offspring will carry this resistant trait to future generations diminishing the long-term efficacy of the rodenticide. Because of this, conventional rodenticide producers are continually challenged to develop new, more lethal chemicals to control future rat populations.

Rodenticides have significant drawbacks, in that they persist in the environment for long periods of time and are indiscriminate in their effects. Consequently, there is growing concern about the adverse effects that rodenticides may have on children and pets, as well as on species that prey on rats, including birds of prey and large cats. As a result, PMPs will need to include a wide variety of alternative solutions that minimize these concerns.

Integrated Pest Management and Fertility Control

The most effective, long-term way to manage rats is by using a combination of tools that work together to magnify the efficacy of the pest management protocol; integrated pest management (IPM) is based upon this concept. An effective IPM program needs to reduce the existing rat population but also prevent that population from rebounding either through reproduction or through invasion by rodents in adjacent areas. In addition, an IPM program should focus on reducing the factors that make a particular location attractive to rats, such as abundant food and shelter. Regulatory agencies and industry experts recognize that fertility control is or can be an essential component of a safe and sustainable IPM program.

ContraPest is an innovative fertility control technology that targets the reproductive capabilities of both sexes in rat populations, inducing egg loss in female rats and impairing sperm development in males. Targeting both males and females with fertility control allows us to drive populations down and to sustain that population reduction. Its effectiveness has been demonstrated in numerous internal and third-party studies.

Using a proprietary bait delivery method, ContraPest is dispensed in a highly palatable liquid formulation that promotes sustained consumption by rat communities, helping to both reduce and keep populations down. Rats require 10% of their body weight in water per day, making ContraPest an attractive bait to add to pest management programs. The high fat content and sweet taste leads to repeated consumption even when other sought-after food sources are present. In both field and laboratory settings, ContraPest was chosen by rats even in the presence of abundant water sources and plentiful food choices including animal feed, trash and other options. Consumption of ContraPest does not cause illness in rats, and therefore, it does not change behavior or result in bait aversion.

We believe ContraPest can establish a new paradigm in rodent control. Adding ContraPest to an IPM program allows PMPs to bring the rodent population down initially and keep it at a manageable level by minimizing reproduction and thereby limiting population rebounds. Continued maintenance baiting of ContraPest at lower population levels dramatically reduces the risk of future population spikes, allowing PMPs to be more focused on eliminating the causes of future invasions through exclusion and sanitation initiatives. ContraPest’s delivery system is designed to minimize handler exposure and is dispensed inside tamper-resistant bait stations, minimizing risks to non-target species. The following graph shows the difference in population response between uses of conventional rodenticides and ContraPest.

ContraPest can also be used as a standalone, non-lethal solution which allows for a decreased reliance on lethal rodenticides, where requested by the customer.

Other Applications

While our proprietary technology is effective on rodent species, there is a scientific basis to believe that our technology can be applied to other mammalian species. We have developed preliminary data with feral dogs, feral pigs, wallabies, mice and brushtail possums. While this data indicates potential for the continued development of fertility control technology in general, we are not pursuing these opportunities at this time. We believe that the size of the rat control market is sufficient for our near-term focus. We remain open to the potential to license our technology to other strategic partners to explore its applicability to other mammalian species.

Business Strategy

Our goal is to be a leader in the pest management industry; utilizing fertility control technologies to limit the adverse effects caused by rodent infestations, educate PMP’s and the general public on alternatives or enhancements to lethal rodenticides and to develop additional product lines to address the needs of our customers. Key elements of our strategy are:

●	Work to maximize market acceptance for, and generate sales of, our products;

●	Explore strategic partnerships to enable us to penetrate additional target markets and geographical locations;

●	Manage the infrastructure for sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

●	Seek additional regulatory approvals for ContraPest and, if we believe there is commercial viability, for our other product candidates;

●	Further develop our manufacturing processes to contain costs while being able to scale to meet future demand of ContraPest and any other product candidates for which we receive regulatory approval;

●	Continue product development of ContraPest and advance our research and development activities and, as our operating budget permits, advance the research and development programs for other product candidates;

●	Maintain and protect our intellectual property portfolio; and

●	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

Marketing and Sales Approach

The pest control industry is highly competitive with a number of large competitors developing and marketing pest control products, particularly rodenticides, and services. Because fertility control in general and ContraPest specifically may be considered a disruptive technology, we expect that initial adoption will be slow as we build a robust set of case studies to demonstrate efficacy and cost efficiency, identify lead users and expand within market segments. In order to enhance the likelihood of success, we have currently targeted a few key market segments with the highest likelihood to add ContraPest into their IPM programs. These include agribusiness (grain and protein production and food storage facilities), animal care facilities (zoos and sanctuaries), national retailers and municipalities and government agencies.

In the United States, ContraPest is most commonly deployed and serviced by a licensed PMP, although some customers have in house pest management service personnel. In some circumstances, customers of pest management services will direct these PMPs to use certain products in the provision of their service. Initially, our marketing strategy involved sales to and through large distributors of pest control products. In 2019, we substantially modified this strategy to create two different sources of pull-through-demand: sales to PMPs and marketing and sales directly to end-user customers. We believe that by making end users aware of the existence and benefits of ContraPest, we are more likely to create demand through PMPs that would otherwise simply continue to use their existing rodenticide-based IPM models. We currently market ContraPest both to pest management companies and directly to target segments, using a direct to PMP sales channel; indirectly through distributor sales; and through our own direct sales force. In addition, in the fourth quarter of 2019, we added a new e-Commerce tool to enable customers in each of our target segments to buy directly from us. Finally, we have been pursuing strategic relationships with large pest management companies and key end-user organizations in our target segments for the distribution and sale of ContraPest.

In each of our target segments we have identified potential lead customers with whom we are working on large scale projects to demonstrate the efficacy of ContraPest in real world situations. We provide significant product support to these customers to make sure that we are not only achieving desired results, but also obtaining the data to support sales in the related market vertical. We believe that successful field trials with these influential end users will help drive significant subsequent sales to other participants in the relevant market.

Pricing and Value

Our pricing strategy takes into account the cost of goods sold, the cost of competitive products and the value of our product to the end user. We believe ContraPest will be perceived as a significant value as a complement to existing pest control products or as a non-lethal stand-alone solution for managing rat infestations and, as such, should command a premium price. Our experience is that potential customers understand the advantages of ContraPest and become enthusiastic about its use. We plan to continue to use promotional efforts to support the value message and to justify our product’s premium price, built around the following proposed advantages:

●	ContraPest as a proven technology with a targeted delivery for maximum efficacy.

●	Our proprietary gravity feeding system optimizes consumption.

●	ContraPest can be used as an anchor for an IPM program, or as a stand-alone solution to decrease reliance on lethal control options.

●	ContraPest is designed, formulated and dispensed in a manner that minimizes the exposure hazard for handlers and non-targeted species such as wildlife, livestock and pets.

●	Over time, as the pest population decreases, the quantity deployed and consequently cost of ContraPest will decrease, bringing the long-term cost of ContraPest in line with other elements of integrated pest management.

We also focus on specific advantages for the individual customer and expect to position our product as having the following additional general advantages:

●	Savings by reducing loss or contamination of food and product inventories;

●	Savings by reducing damage to infrastructure and major production equipment;

●	Creation of a more predictable cost model based on prevention versus treatment of spikes in population seen with rebound effect;

●	Reduction in disease vectors; and

●	Public relations and risk reduction advantages when reducing usage of lethal rodenticides and traps.

Raw Materials and Manufacturing Process

ContraPest contains two active ingredients, VCD, an industrial chemical, and triptolide, a plant derived chemical. ContraPest also contains several other inactive, Generally Recognized as Safe (GRAS), ingredients. Currently, we source VCD from standard industrial chemical supply providers. Triptolide is derived from the Thunder God Vine, Tripterygium wilfordii, which is commonly cultivated and harvested wild in southeastern China and other Asian countries. Triptolide is available from a variety of sources, but the process to purify triptolide for use in ContraPest is expensive. Thus, we are investigating other, less costly sources of triptolide.

Our manufacturing process involves the incorporation of our two active ingredients, in low concentrations, into several inactive ingredients. Once incorporated, the entire product goes through a micro-encapsulation process in order to stabilize the final formulation. This process allows ContraPest to be delivered to rats in a palatable, non-lethal and effective manner.

Currently, we have production scale capability in our facilities in Arizona to manufacture ContraPest. Our internal production capabilities allow us to meet our current and anticipated demand during 2020 for ContraPest.

Scientific Background Regarding our Product

ContraPest is a liquid bait containing the active ingredients VCD and triptolide. When consumed, ContraPest targets reproduction, limiting fertility in male and female rats beginning with the first breeding cycle following consumption.

The female rat is born with a finite number of eggs, or oocytes. She remains fertile and will reproduce until the day she dies. Within the ovary, eggs develop within structures called follicles. The non-regenerating and least mature follicles are called primordial. The primordial follicles mature through primary, secondary and antral stages and ultimately ovulate. Once the primordial follicles have become depleted, ovarian failure occurs, which terminates reproductive capability.

VCD causes specific loss of small ovarian follicles (both primordial and primary). Because oocytes do not regenerate, repeated dosing causes loss of these follicles and leads to ovarian failure. Triptolide causes specific loss of growing follicles (secondary and antral). Female rats treated with triptolide ovulate fewer eggs because the follicles stop growing. In males, triptolide exerts a significant suppression of male fertility by preventing sperm maturation and impairing the movement of sperm.

The safety and efficacy of VCD and triptolide in fertility control are supported by considerable evidence. Because they induce follicle loss, both VCD and triptolide are considered ovotoxic, but they do not affect hormonal function and so are not endocrine disruptors. Studies show that VCD and triptolide do not persist within the bodies of rats and therefore do not bioaccumulate within the environment. VCD is so rapidly metabolized by ovarian tissue that the plasma half-life of VCD is 14.2 minutes. Triptolide has a plasma half-life of 21.7 minutes and is inactivated by liver enzymes. Less than 1% of VCD remains within rat tissues because metabolites of VCD, primarily tetrol and glutathione, are eliminated in urine and have no ovotoxic effects. There is no measurable accumulation of triptolide within rat internal organs. The speed with which VCD is metabolized makes it “an ideal fertility control agent (Sobinoff et al. 2008),” and makes its tendency to bioaccumulate negligible.

Other Potential Products

We have developed a pipeline of potential additional fertility control and animal health products, with diverse applications, as outlined in the following chart below. As we currently focus on the commercialization of ContraPest, and only minimal progress is expected on new product development during the coming year.

In addition, we have begun work on new formulations of ContraPest – particularly solid and semi-solid variants. Although solid bait is not essential to our near-term plans, the non-liquid formulations may expand the potential uses of ContraPest as well as pave the way for future sales through retail stores. Our plan is to attempt to accelerate the reformulation process through partnerships with others in the industry that will be able to give us access to proven technologies, thus reducing potential development time as well as shorten the EPA approval process.

Product Candidate/Area	Development Status	Segment	Primary Target
Feral animal fertility control	Pilot study	Population management	Feral dogs and hogs
Non-surgical spay and neutering	Pilot study	Companion animal health	Companion dogs and cats
Boar taint	Laboratory and initial pilot study	Food production and safety	Boars
Animal cancer treatment	Concept	Companion animal health	Companion dogs

Competition

Currently, we are unaware of any other non-lethal fertility control products that target rats. However, there are other tools in IPM that may be used to control rat populations. These include:

●	Sanitation -- a beginning component in the IPM program that addresses conditions that attract rodents in the first place (e.g., designated trash location with routine pickup or decluttering areas of attraction);

●	Exclusion -- a preventative strategy of sealing up areas of a building where pests are likely to enter, in turn, denying pests access to the facility;

●	Mechanical measures -- used initially through devices to trap and monitor rodents, which is low risk and least harmful to the environment;

●	Biological controls -- the introduction of predators to manage rodents; and

●	Chemical measures -- the deployment of agents that poison or repel rodents.

Our principal competitors are traditional PMPs that do not use our products in their IPM.

Government Regulation and Product Approval

Federal, state and local government authorities in the United States regulate, among other things, the testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, distribution and marketing of the products we develop. Our rat fertility control product must be approved by the EPA Office of Pesticide Programs before they can be legally marketed and sold in the United States. The process for obtaining regulatory approval and compliance with appropriate federal, state and local regulations is rigorous and requires the expenditure of substantial time and financial resources.

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

The EPA granted registration for ContraPest effective August 2, 2016. This initial EPA approval labeled ContraPest as a restricted-use product, due to the need for applicator expertise for deployment. On October 18, 2018, the EPA removed the Restricted Use designation, meaning that we can sell ContraPest to consumers who do not have applicator expertise. ContraPest is currently limited by EPA requirements to indoor use and to use within one foot of manmade structures. We intend to diligently pursue additional related regulatory approvals from the EPA to support our product evolution, including seeking approval for full outdoor use, alternative formulations and for additional rodent species. This may entail the need to complete and submit to EPA additional studies, principally related to the effects on other animals and fish if ingested or if the product enters the water supply.

In addition to the EPA registration of ContraPest in the United States, we must obtain registration from the various state regulatory agencies prior to selling in each state. To date, we have received registration for ContraPest in all 50 states and the District of Columbia, 47 of which have approved the removal of the Restricted Use designation.

In addition to product registration, the EPA also approves all labeling (the container label, instructional inserts, and the Safety Data Sheet (SDS)) of ContraPest.  Generally, states accept the EPA approved label as is. ContraPest’s labeling was submitted to states at initial registration and is resubmitted during state scheduled reregistration or for any significant labeling change requiring EPA approval.

In certain cases, our EPA and state registrations require completion of testing and certifications even after we have received approval for the product or its labelling. We continue to seek to comply with these requirements.

International Review and Approval Processes

We are researching potential international markets and will evaluate the regulatory landscapes of each prospective market. Country-specific regulatory laws have provisions that include requirements for certain labeling, safety, efficacy and manufacturers’ quality control procedures to assure the consistency of the product, as well as company records and reports. Some specific in-country studies will be required for particular countries, but others will generally accept an EPA or EU compliant dossier.

Personnel

As of December 31, 2019, we had 34 full-time and four part-time employees. Within our workforce, 9 employees are engaged in research and development and 29 in sales, business development, finance, regulatory, human resources, facilities, information technology and general management and administration.

None of our employees are represented by labor unions or covered by collective bargaining agreements.

Intellectual Property and Other Proprietary Rights

Maintaining a strong position in the rodenticide market requires constant innovation along with a healthy research program to evolve product lines to remain competitive and relevant to the needs of the changing global marketplace. We seek to protect our proprietary data and trade secrets with attention to data exchanges among employees, consultants, collaborators and research and trade partners.

Patent Filings

Our intellectual property portfolio supporting ContraPest consists of nine international patent filings (in the United States, Europe, Canada, Brazil, Russia, Japan, Mexico, South Korea, and Australia) addressing the ContraPest compound. Claims directed toward the compound include composition-of-matter involving a diterpenoid epoxide or salts thereof in combination with an organic diepoxide, use claims for inducing follicle depletion and for reducing the reproductive capability of a mammalian animal or non-human mammalian population. Issued claims will have a patent term extending to 2033 or longer based on patent term determinations in each of the filing countries. The novelty of ContraPest extends to its method of field distribution and has required innovation to perfect the dosing of our product to rodents. We have filed U.S. and international patent applications covering our novel bait station device to effectively and efficiently deliver our rodent bait at individual bait sites that would, if issued, offer patent term protection through at least 2036.

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

Where You Can Find Additional Information

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

As discussed immediately prior to Item 1 of Part I, “Business” under “Cautionary Note Regarding Forward-Looking Statements,” our actual results could differ materially from those expressed in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results, cash flows and the trading price of our common stock could be materially adversely affected.

Risks Relating to our Business

Our success is dependent on the successful commercialization of ContraPest.

The EPA granted registration approval for ContraPest effective August 2, 2016, and as of July 12, 2018, we have received registration for ContraPest in all 50 states and the District of Columbia. However, we have not yet had meaningful sales of ContraPest, which is our only product to date that is available for commercialization and the generation of revenue.

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

Even following receipt of regulatory approval for ContraPest or future regulatory approval of our other product candidates, such products may not gain market acceptance. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

●	The potential and perceived advantages of product candidates over alternative or complementary products;

●	The effectiveness of our sales and marketing efforts and those of our collaborators;

●	The efficacy and safety of such product candidates as demonstrated in trials;

●	The uses, indications or limitations for which the product candidate is approved;

●	Product labeling or product insert requirements of the EPA or other regulatory authorities;

●	The timing of market introduction of our products as well as future competitive or alternative products;

●	Relative convenience and ease of use; and

●	Unfavorable publicity relating to the product.

If we cannot successfully commercialize our products, especially ContraPest, we will not become profitable.

If any of our approved product candidates fail to achieve sufficient market acceptance, we will not be able to generate significant revenues or become profitable. The commercial success of ContraPest will depend on a number of factors, including the following:

●	The development of a viable commercial strategy and the successful establishment of a commercial organization;

●	Our success in educating end users about the benefits, administration and use of ContraPest;

●	The effectiveness of our own or our potential strategic partners’ marketing, sales and distribution strategy and operations;

●	Establishment of commercially viable pricing;

●	Our ability to manufacture quantities of ContraPest using commercially acceptable processes and at a scale sufficient to meet anticipated demand and enable us to reduce our cost of manufacturing; and

●	A continued acceptable safety profile of ContraPest.

Many of these factors are beyond our control. If we are unable to successfully commercialize ContraPest, we may not be able to earn sufficient revenues or profits to continue our business.

We will require additional capital to fund our operations. Failure to obtain this necessary capital if needed may force us to delay, limit, or terminate our product development efforts or other operations.

Commercialization of ContraPest and developing further product candidates, including conducting experiments and field studies, obtaining and maintaining regulatory approval and commercializing any products approved for sale, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to continue and to increase in connection with our ongoing activities, particularly as we advance our commercialization activities. We may expand our operations, and as a result of many factors, some of which may be currently unknown to us, our expenses may be higher than expected. Securing additional financing may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, including ContraPest. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

We are continuing to develop a functional infrastructure for the sales, marketing, and distribution of our products and the cost of establishing and maintaining such an infrastructure may exceed the cost-effectiveness of doing so. In order to market ContraPest and any other products that may be approved by the EPA and comparable foreign regulatory authorities, we must continue to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for which we would incur substantial costs. If we are unable to establish and maintain adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and become profitable. Without an effective internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully.

Our future success is also dependent regulatory approval and commercialization of our other product candidates.

We cannot commercialize our product candidates in the United States without first obtaining regulatory approval for each product and each use pattern from the EPA or, if applicable, the Food and Drug Administration, or FDA, and from any related applicable state authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, the law requires that applicants demonstrate through laboratory and field studies and related data showing that the product candidate will perform its intended function without causing unreasonable adverse effects on the environment. The EPA or a comparable foreign regulatory authority may require more information, including additional data to support approval that may delay or prevent approval.

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

Although we obtained EPA approval for ContraPest in less than one year, the EPA review process for a product with one or more new active ingredients typically takes approximately two years to complete and approval is never guaranteed. Our other product candidates could fail to receive marketing approval from the EPA or, with respect to ContraPest or our other product candidates, from a comparable foreign regulatory authority for many reasons, including:

●	Disagreement over the design or implementation of our trials;

●	Failure to demonstrate a product candidate is safe or works according to our claims;

●	Failure to demonstrate a product candidate’s benefits outweigh its risks;

●	Disagreement over our interpretation of data;

●	Disagreement over whether to accept efficacy results from trials;

●	The insufficiency of data collected from trials to obtain regulatory approval;

●	Irreparable or critical compliance issues relating to our manufacturing process; or

●	Changes in the approval policies or regulations that render our data insufficient for approval.

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

Even following receipt of any regulatory approval for ContraPest or our product candidates, our products will be subject to ongoing requirements by the EPA and comparable state and foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information.

The safety profile of any product will continue to be closely monitored by the EPA and comparable foreign regulatory authorities after approval. In addition, we may be required, from time to time, to provide further testing results and certifications to the EPA and state regulatory agencies for ContraPest. If the EPA or comparable foreign regulatory authorities become aware of new safety information after approval of ContraPest or any other product candidate, or we are unable to adequately complete testing and certification requirements, a number of potentially significant negative consequences could result, including:

●	We may be forced to suspend marketing of such product;

●	Regulatory authorities may withdraw their approvals of such product after certain procedural requirements have been met;

●	Regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of such product;

●	The EPA or other regulatory bodies may issue safety alerts, press releases or other communications containing warnings about such product;

●	The EPA may require the establishment or modification of restricted use or a comparable foreign regulatory authority may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of our product and impose burdensome implementation requirements on us;

●	We may be required to change the way the product is administered or conduct additional trials;

●	We could be sued and held liable for harm caused;

●	We may be subject to litigation or product liability claims; and

●	Our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

Moreover, existing government regulations may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of ContraPest or any other product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and/or be subject to fines or enhanced government oversight and reporting obligations, which would adversely affect our business, prospects, and ability to achieve or sustain profitability.

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

We depend on key personnel to operate our business. If we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe that our future success is highly dependent on the contributions of our employees, as well as our ability to attract and retain highly skilled and experienced sales, research and development, and other personnel in the U.S. and internationally. All of our employees are free to terminate their employment relationship with us at any time and their knowledge of our business and industry would be difficult to replace. If one or more of our executive officers or employees terminates his or her employment or becomes disabled or experiences long-term illness, we may not be able to replace their expertise, fully integrate new personnel or replicate the prior working relationships, and the loss of their services might significantly delay or prevent the achievement of our research, development and business objectives. Qualified individuals with the breadth of skills and experience in our industry that we require are in high demand, and we may incur significant costs to attract them. Many of the other companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a more established history in the industry. They also may provide more diverse opportunities and better chances for career advancement. Additionally, our facilities are located in Arizona, which may make attracting and retaining qualified scientific and technical personnel from outside of Arizona difficult. Our failure to attract or retain key personnel could impede the achievement of our research, development and commercialization objectives.

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

As of December 31, 2019, we had 34 full-time and four part-time employees. As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, scientific, financial headcount and other resources. Our management, personnel, and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

●	Identifying, recruiting, maintaining, motivating and integrating additional employees with the expertise and experience we will require;

●	Managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;

●	Managing additional relationships with various strategic partners, suppliers and other third parties;

●	Managing our trials effectively, which we anticipate being conducted at numerous field study sites;

●	Improving our managerial, development, operational, marketing, production and finance reporting systems and procedures; and

●	Expanding our facilities.

Our failure to accomplish any of these tasks could prevent us from successfully growing our business.

Business or supply chain disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses, particularly because we have limited suppliers and a critical ingredient is sourced from China.

Our operations could be subject to a variety of potential business disruptions, including power shortages, telecommunications failures, water shortages, floods, fires, earthquakes, extreme weather conditions, medical epidemics and other natural or manmade disasters or other interruptions, for which we are predominantly self-insured. We do not carry insurance for all categories of risk that our business may encounter. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Moreover, we rely on third parties to supply various ingredients and other items which are critical for producing our product candidates.

We currently use one supplier for each of our two active ingredients, triptolide and VCD. Our ability to produce our product candidates would be disrupted if the operations of these suppliers are affected by a manmade or natural disaster or other business interruption. Because triptolide is sourced from China and other Asian countries, we have a greater risk of supply interruption, including as a result of tariff and trade disputes, or disruptive events like the outbreak of the Coronavirus. The ultimate impact on our operations from any business interruption impacting us or any of our significant suppliers is unknown, but our operations and financial condition would likely suffer adverse consequences. Further, any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, results of operations, financial condition and cash flows from future prospects.

We are dependent on triptolide, a key ingredient for ContraPest, which has limited sources and must be in a very refined condition.

If we are unable to develop additional sources of or alternatives to triptolide, a key ingredient for ContraPest, our long term ability to produce ContraPest at a cost effective price could be in jeopardy. If market demand for triptolide causes the price to increase beyond our ability to market at a competitive price or causes the quality of the refined ingredient to be less than needed for our production, our ability to commercialize ContraPest could be limited or delayed, which would adversely affect our business, results of operations and financial condition

We may be subject to legal proceedings in the ordinary course of our business that could result in significant harm to our business, financial condition and operating results.

We could be subject to legal proceedings and claims from time to time in the ordinary course of our business, including actions arising from tort, contract or other claims. See “Legal Proceedings” elsewhere in this filing for more information. Litigation is expensive, time consuming, and could divert management’s attention away from running our business. The outcome of litigation or other proceedings is subject to significant uncertainty, and it is possible that an adverse resolution of one or more such proceedings could result in reputational harm and/or significant monetary damages, injunctive relief or settlement costs that could adversely affect our results of operations or financial condition as well as our ability to conduct our business as it is presently being conducted. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not be available on terms acceptable to us. In addition, regardless of merit or outcome, claims brought against us that are uninsured or underinsured could result in unanticipated costs, which could harm our business, financial condition and operating results and reduce the trading price of our stock.

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

We may seek regulatory approval of our product candidates outside of the U.S. and, in that case, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

If we fail to obtain or protect intellectual property rights, our competitive position could be harmed.

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing, and other agreements with employees and third parties, all of which offer only limited protection. Our commercial success will depend in part on our ability to obtain and maintain intellectual property protection in the United States and other countries with respect to our proprietary technology and products. Where we deem appropriate, we seek to protect our proprietary position by filing patent applications in the United States and internationally related to our novel technologies and products that are important to our business. However, our financial resources constrain us from seeking protection in every instance, so we may rationalize and selectively pursue expensive patent protection. Patent positions can be highly uncertain, involve complex legal and factual questions and be the subject of litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patents, including those patent rights licensed to us by third parties, are highly uncertain.

The steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside the United States. The rights already granted under any of our currently issued patents and those that may be granted under future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. If we are unable to obtain and maintain protection for our technology and products, or if the scope of the protection obtained is not sufficient, our competitors could develop and commercialize technology and products similar or superior to ours, and our ability to successfully commercialize our technology and products may be adversely affected.

With respect to patent rights, we do not know whether any of our pending patent applications for any of our technologies or products will result in the issuance of patents that protect such technologies or products, or if our licensed patent will effectively prevent others from commercializing competitive technologies and products. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Further, the examination process may require us to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we own or have licensed from third parties may be challenged in the courts or patent offices in the U.S. and internationally. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents, or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products or limit the duration of the patent protection for our technology and products. Protecting against the unauthorized use of our patented technology, trademarks and other intellectual property rights, is expensive, difficult, and in some cases, may not be possible. In some cases, it may be difficult or impossible to detect third party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

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

Third parties may in the future assert claims or initiate litigation related to their patent, copyright, trademark and other intellectual property rights in technology that is important to us. The asserted claims and/or litigation could include claims against us, our licensors, or our suppliers alleging infringement of intellectual property rights with respect to our product candidates or components of those products. Regardless of the merit of the claims, they could be time consuming, resulting in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into license agreements. We cannot assure you that licenses will be available on acceptable terms, if at all. Furthermore, because of the potential for significant damage awards, which are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims resulting in large settlements. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially adversely affected.

If our product candidates, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

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

We have not fully assessed our internal control over financial reporting. If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

This Annual Report on Form 10-K for the year ended December 31, 2019 does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for smaller reporting companies and emerging growth companies. As a result, we have not yet fully assessed our internal control over financial reporting and are unable to assure that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting, or to avoid potential future material weaknesses.

If we are unable to develop and maintain an effective system of internal control over financial reporting, successfully remediate any existing or future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and Nasdaq listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.

Privacy breaches and other cyber security risks related to our business could negatively affect our reputation, credibility and business.

We expect to begin making direct-to-consumer sales through our new e-Commerce tool, which depends on information technology systems and networks. We are also responsible for storing data relating to our customers and employees and rely on third party vendors for the storage, processing and transmission of personal and Company information. Consumers, lawmakers and consumer advocates alike are increasingly concerned over the security of personal information transmitted over the Internet, consumer identity theft and privacy. We do not control our third-party service providers and cannot guarantee that they have implemented reasonable security measures to protect our employees’ and customers’ identity and privacy, or that no electronic or physical computer break-ins or security breaches will occur in the future. Our systems and technology are vulnerable from time-to-time to damage, disruption or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security breaches, “hackers,” email blocking lists, computer viruses, power outages and other failures or disruptions outside of our control. A significant breach of customer, employee or Company data could damage our reputation and our relationship with customers, and could result in lost sales, sizable fines, significant breach-notification costs and lawsuits, as well as adversely affect our results of operations. We may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, or to comply with state, federal and international laws that may be enacted to address those threats.

Risks Related to our Capital Stock

We have incurred significant operating losses every quarter since our inception and anticipate that we will continue to incur significant operating losses in the future.

Investment in product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to become commercially viable or gain regulatory approval. To date, we have financed our operations primarily through the sale of equity securities and debt financings as well as research grants. Until August 2, 2016, we did not have any products approved by a regulatory authority for marketing or commercial sale, and we have generated minimal revenue from product sales to date. We continue to incur significant sales, marketing, research, development, and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception. For the years ended December 31, 2019 and 2018, we reported net losses of $10.0 million and $12.2 million, respectively. As of December 31, 2019, we had an accumulated deficit since inception of $95.9 million.

Since inception, we have dedicated a majority of our resources to the discovery and development and marketing of our proprietary product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

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

We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If ContraPest or any other product candidate does not gain or maintain sufficient regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

If we are unable to continue as a going concern, our securities will have little or no value.

We have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our financial statements as of December 31, 2019 and 2018 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm included in its opinion for the years ended December 31, 2019 and 2018 an explanatory paragraph referring to our net loss from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. If we encounter continued issues or delays in the commercialization of ContraPest, our prior losses and expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate sufficient product revenues, we expect to finance our cash needs primarily through the sale of equity securities and debt financings, and possibly through credit facilities and government and foundation grants. We may also seek to raise capital through third party collaborations, strategic alliances and similar arrangements. We currently do not have any committed external source of funds. Raising funds in the future may present additional challenges and future financing may not be available in sufficient amounts or on terms acceptable to us, if at all. The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.

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

Our stock could be subject to wide fluctuation in response to many risk factors listed in this section, and others beyond our control, including:

●	Market acceptance and commercialization of our products;

●	Our being able to timely demonstrate achievement of milestones, including those related to revenue generation, cost control, cost effective source supply, and regulatory approvals;

●	Our ability to remain listed on The Nasdaq Capital Market;

●	Results and timing of our submissions with the regulatory authorities;

●	Failure or discontinuation of any of our development programs;

●	Regulatory developments or enforcements in the United States and non-U.S. countries with respect to our products or our competitors’ products;

●	Failure to achieve pricing acceptable to the market;

●	Regulatory actions with respect to our products or our competitors’ products;

●	Actual or anticipated fluctuations in our financial condition and operating results or our continuing to sustain operating losses;

●	Competition from existing products or new products that may emerge;

●	Announcements by us or our competitors of significant acquisitions, strategic arrangements, joint ventures, collaborations or capital commitments;

●	Issuance of new or updated research or reports by securities analysts;

●	Announcement or expectation of additional financing efforts, particularly if our cash available for operations significantly decreases or if the financing efforts result in a price adjustment to certain outstanding warrants;

●	Fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	Share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	Disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	Entry by us into any material litigation or other proceedings;

●	Sales of our Common Stock by us, our insiders, or our other stockholders;

●	Exercise of outstanding warrants;

●	Market conditions for equity securities; and

●	General economic and market conditions unrelated to our performance.

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

Future sales of a substantial number of shares of our Common Stock, or the perception that such sales will occur, could cause a decline in the market price of our Common Stock. This is particularly true if we sell our stock at a discount. As of February 5, 2020, we had 143,501 shares of our Common Stock subject to outstanding warrants that contain anti-dilution adjustments that provide for an adjustment to the exercise price for certain dilutive issuances of securities. If we offer or issue additional securities at a deemed price lower than the current exercise price of these outstanding warrants, these warrants will adjust pursuant to the price adjustment protection contained within these warrants. For example, our January 2020 registered direct offering resulted in an additional downward adjustment of the exercise price of these warrants from $19.00 per share to $7.126 per share. Any future issuance of Common Stock or securities convertible or exercisable into our Common Stock could cause a further downward adjustment of the exercise price of these warrants to the deemed issuance price if the issuance price is less than the exercise price of the warrants at the time of the new issuance.

Also, in the future, we may issue additional shares of our Common Stock or other equity or debt securities convertible into Common Stock in connection with a financing, acquisition, litigation settlement, employee arrangements, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our common share price to decline.

As of December 31, 2019, our directors and officers collectively beneficially hold 77,826 shares of Common Stock. If these stockholders sell substantial amounts of common shares in the public market, or if the market perceives that such sales may occur, the market price of our common shares and our ability to raise capital through an issue of equity securities in the future could be adversely affected.

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

Our Common Stock is listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. On November 12, 2019, we received an initial deficiency letter from the listing qualifications staff of The Nasdaq Stock Market (“Nasdaq”) providing notification that the bid price for our Common Stock had closed below $1.00 per share for the previous 30 consecutive business days and that as a result our Common Stock no longer met the minimum bid price requirement for listing on The Nasdaq Capital Market. We were provided with an initial compliance period of 180 calendar days, or until May 11, 2020, to regain compliance with the minimum bid price requirement. We implemented a 1-for-20 reverse stock split on February 4, 2020. On February 20, 2020 we received notification from Nasdaq that we had regained compliance with the minimum bid price requirement. However, we can provide no assurance that we will be able to maintain compliance with the minimum bid price requirement.

In the event that we are unable to maintain compliance with the applicable Nasdaq listing requirements or standards of The Nasdaq Capital Market, our Common Stock could be delisted from The Nasdaq Capital Market, which could have a material adverse effect on our financial condition and which could cause the value of our Common Stock to decline. If our Common Stock is not eligible for listing or quotation on another market or exchange, trading of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our Common Stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a national securities exchange.

Our reverse stock split may not result in a proportional increase in the per share price of our Common Stock.

We effected a 1-for-20 reverse stock split of our Common Stock on February 4, 2020, with the primary intent of increasing the price of our Common Stock in order to regain compliance with the Nasdaq bid price requirement. The effect of the reverse stock split on the market price for our Common Stock cannot be accurately predicted. In particular, we cannot assure you that the proportionate increase in the prices of our Common Stock immediately after the reverse stock split will be maintained for a substantial period of time. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our Common Stock declines following the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. The market price of our Common Stock may also be affected by other factors which may be unrelated to the reverse stock split or the number of shares outstanding.

The reverse stock split may decrease the liquidity of the shares of our Common Stock.

The liquidity of the shares of our Common Stock may be affected adversely by the reverse stock split given the reduced number of shares that are outstanding following the reverse stock split. In addition, the reverse stock split increased the number of stockholders who own odd lots (less than 100 shares) of our Common Stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Our corporate documents, Delaware law and certain warrants contain provisions that could discourage, delay or prevent a change in control of our company.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our amended and restated certificate of incorporation currently provides for a staggered board of directors, whereby directors serve for three-year terms, with approximately one-third of the directors coming up for reelection each year. Having a staggered board will make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors. Additionally, most of our warrants provide a Black Scholes value-based payment to the warrant holders in connection with certain transactions that may discourage, delay or prevent a merger or acquisition.

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

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company,” we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our business, results of operations, financial condition and cash flows, and future prospects may be materially and adversely affected.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2019, our corporate headquarters is located in Phoenix, Arizona, where we lease and occupy approximately 5,529 square feet of office space pursuant to a lease that commenced on December 1, 2019 and expires in November 2024. Our manufacturing facilities are located in Flagstaff, Arizona, occupying a total of 7,632 square feet of space. The lease for our manufacturing facilities expires in December 2020. We believe that our existing facilities are adequate and meet our current needs for business, manufacturing and research.

Item 3.	Legal Proceedings.

On February 20, 2018, New Enterprises, Ltd. (“New Enterprises”) filed a lawsuit against the Company and Roth Capital Partners, LLC (“Roth”) in the U.S. District Court for the District of Arizona, alleging nine counts against the Company, including claims of common law fraud and securities fraud to induce the chairman of New Enterprises into investing in the Company; failure to register New Enterprises’ requested transfer; breach of stock certificates and the lock-up contract; tortious interference with prospective business advantage; and conversion. New Enterprises sought monetary damages, including compensatory damages, punitive damages, and attorney’s fees. After initial motions to dismiss and written discovery, the parties reached a settlement, and the lawsuit was dismissed with prejudice on December 27, 2019. Outside of the litigation, Roth made a claim for indemnification to the Company based on contractual indemnification agreements, and the parties fully resolved Roth’s indemnity claim.

On April 20, 2018, the Company’s former Executive Vice President and Chief Operating Officer Andrew Altman filed a charge of employment discrimination with the Equal Employment Opportunity Commission (EEOC) against the Company. Mr. Altman claimed that he was terminated after he expressed opposition to an email Cheryl Dyer, former Chief Research Officer, had sent out to the management team, in which she criticized a Mormon newspaper. The Company filed a position statement on May 21, 2018. No substantive action has been taken since then, and the Company has not heard anything further either from Mr. Altman’s attorneys. On February 28, 2020, the EEOC issued a Dismissal and Notice of Rights to the Company closing its file on the charge on the basis that the EEOC was unable to conclude that the information obtained established violations of the relevant statutes.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “SNES.” Our common stock was initially listed for trading on the NASDAQ Capital Market on December 8, 2016.

Holders

As of March 16, 2020, there were approximately 618 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of beneficial owners represented by these holders of record.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company

We withhold (repurchase) shares of common stock in connection with the vesting of restricted shares to satisfy required tax withholding obligations when they occur. There were no purchases of our equity securities during the three months ended December 31, 2019.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, notes to our condensed consolidated financial statements and elsewhere in this report are not historical facts but are forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. See “Cautionary Note Regarding Forward-Looking Statements” immediately prior to Item 1 of Part I, “Business.”

Overview

Since our inception, we have sustained significant operating losses in the course of our research and development and commercialization activities and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement with Neogen. In 2017, we began to prepare and launch commercialization of our first product, ContraPest. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, Common Stock and warrants to purchase Common Stock. See “Description of Capital Stock” elsewhere in this filing for a description of our public equity sales. We have also raised capital through debt financing, consisting primarily of convertible notes; and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees.

Through December 31, 2019, we had received net proceeds of $67.2 million from our sales of common stock, preferred stock and issuance of convertible and other promissory notes and an aggregate of $1.7 million from research grants and licensing fees and an aggregate of $0.6 million in product sales. At December 31, 2019, we had an accumulated deficit of $95.9 million and cash and cash equivalents of $1.9 million.

We have incurred significant operating losses every year since our inception. Our net losses were $10.0 million and $12.2 million for the years ended December 31, 2019 and 2018 respectively. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

We have historically utilized, and intend to continue to utilize, various forms of stock-based awards in order to hire, retain and motivate talented employees, consultants and directors and encourage them to devote their best efforts to our business and financial success. In addition, we believe that our ability to grant stock-based awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our employees, consultants and directors with the financial interests of our stockholders. As a result, a significant portion of our operating expenses includes stock-based compensation expense. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy. Specifically, our stock-based compensation expense for the year ended December 31, 2019 and December 31, 2018 was $0.9 million and $3.4 million, respectively, which represented 8.5% and 30.0%, respectively, of our total operating expenses for those periods.

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

We continue to focus on improving our cost structure, with the goals of shifting resources to commercialization, significantly reducing our year over year burn rate and achieving a 50% or greater gross margin. Steps have included relocating to more cost efficient space, organizational restructuring, and improving our manufacturing and supply processes. We expect to see the benefit of these steps in the coming quarters.”

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

Interest Expense

Interest expense consists primarily of interest accrued on our finance lease and note commitments.

Other Income (Expense), Net

Other income (expense), net, consists primarily of recognized change in value of short-term investments and income (expense) related to the year-over-year fair market value adjustment of our derivative warrant.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the years ended December 31, 2019 and December 31, 2018 has been affected by the valuation allowance on the Company’s deferred tax assets.

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. At December 31, 2019, the Company has federal and state net operating loss carryforwards of approximately $61.3 million and $47.8 million, respectively, not considering the IRC Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2023, unless previously utilized. Additionally, the utilization of the net operating loss carryforwards are subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code od 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383. results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not conducted an analysis of an ownership change under section 382. To the extent that a study is completed and an ownership change is deemed to occur, the Company’s net operating losses could be limited

Comparison of the Years December 31, 2019 to 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

SENESTECH, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

	For the Years Ended December 31,
	2019	2018

Net Sales	$143	$297
Cost of sales	101	241
Gross profit	42	56

Operating expenses:
Research and development	1,908	2,404
Selling, general and administrative	8,421	9,532
Total operating expenses	10,329	11,936

Net operating loss	(10,287)	(11,880)

Other income (expense):
Interest income	45	25
Interest expense	(42)	(74)
Other income (expense)	266	21
Total other income (expense)	269	(28)

Net loss and comprehensive loss	$(10,018)	$(11,908)
Warrant revaluation	11
Deemed dividend-warrant price protection-revaluation adjustment	-	333
Net loss attributable to common shareholders	$(10,029)	$(12,241)
Loss per share attributable to common shareholders, basic and diluted	$(7.69)	$(12.62)

Weighted average common shares outstanding - basic and fully diluted	1,304,045	970,105

Net Sales

Net sales, shown net of sales discounts and promotions, were $143,000 for the year ended December 31, 2019, compared to $297,000 for year ended December 31, 2018. Net sales decreased by $154,000 in 2019 due to the receipt of an initial stocking order in the fourth quarter of 2018 from a customer that did not re-order in 2019 and our shift to pull through sales strategy directed at end users. This strategy has shown significant initial promise however, we have experienced an increase in lead to conversion time resulting in a longer sales process.

Cost of Goods Sold

Cost of goods sold was $101,000, or 70.6% of net sales, for the year ended December 31, 2019, compared to $241,000, or 81.1% of net sales for year ended December 31, 2017. The decrease in cost of goods sold of $130,000 in 2019 primarily due to lower sales volume and reduced scrap expense associated with manufacturing scale up activities that were experienced during 2018. The decrease as a percentage of sales was a result of continued process improvement and efficiencies.

Gross Profit

Gross profit for the year ended December 31, 2018 was $42,000 or 29.4% of net sales, compared to a gross profit of $56,000 or 18.9% of net sales, for the year ended December 31, 2018. The increase in gross profit was a direct result of a decrease in scrap in 2019.

Research and Development Expenses

	Year Ended December 31,		Increase (Decrease)
	2019	2018
	(in thousands)
Direct research and development expenses:

Personnel related (including stock-based compensation)	$807	$1,548	$(741)
Facility related	261	234	27
Other	840	622	218
Total research and development expenses	$1,908	$2,404	$(496)

Research and development expenses were $1.9 million for the year ended December 31, 2019, compared to $2.4 million for the year ended December 31, 2018. The $496,000 decrease in research and development expenses was primarily due to a decrease of $741,000 in personnel-related costs, including stock-based compensation expense, due to the classification of certain field support employees to sales and marketing offset by an increase in facility related expenses of $27,000 and other research and development expenses of $218,000.

With more focus on commercialization of ContraPest, we determined that these certain field support employees previously classified as research and development are now refocused on sales and marketing efforts and thus, reclassified as such.

Facility-related expense increased $27,000 due primarily to facility lease payment escalation and additional rent associated with moving into our new facility in Phoenix, AZ.

The increase in other research and development expenses of $218,000 was primarily due to increased consulting expenses related to certain product testing and development expenses offset by a reclass of other expenses related to certain field support employees to sales and marketing as described above.

We also continue to develop our supply chain, particularly identifying and improving our sourcing key ingredients for our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.4 million for the year ended December 31, 2019, compared to $9.5 million for the year ended December 31, 2018. The decrease of $1.1 million in selling, general and administrative expenses was primarily due to lower stock compensation expenses of $2.5 million associated with inducement warrants issued in June 2018 and option grants fully vesting and resulting in lower stock compensation expense, offset by increased salary and wages of $1.1 million associated with the reclassification of certain field support employees, an increase of $126,000 in professional services expense and a $123,000 expense for a reserve for potential bad debt expenses. The increase in professional services expenses was primarily due to increased legal and Board of Directors related expenses.

Interest Income/Expense Net

We recorded $3,000 of interest income, net for the year ended December 31, 2019, as opposed to interest expense, net of $49,000 for the year ended December 31, 2018. The decrease in interest expense, net of $52,000 was the result of decreased debt in the form of notes payable and leases due primarily to maturing debt obligations during 2019.

Other Income (Expense), Net

We recorded $266,000 of other income, net for the year ended December 31, 2019, compared to $21,000 of other income for the year ended December 31, 2018. The $245,000 net increase in other income was primarily due to the reversal of a previously recorded litigation reserve of $269,000, offset by lower income recognized for year-over-year fair market value adjustment of our derivative warrant during 2019.

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

Through December 31, 2019, we had received net proceeds of $67.2 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, and an aggregate of $1.7 million from licensing fees and an aggregate of $0.6 million from product sales. At December 31, 2019, we had an accumulated deficit of $95.9 million and cash and cash equivalents of $1.9 million.

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

Based upon our current operating plan, we expect that cash and cash equivalents at December 31, 2019, in combination with anticipated revenue and additional sales of our equity securities, will be sufficient to fund our current operations for at least the next six months. We have taken and will continue to take actions to reduce our operating expenses and to concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved and we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we will require additional capital in order to fund our operating losses and research and development activities until we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

Additional Funding Requirements

We expect our expenses to continue or increase in connection with our ongoing activities, particularly as we market and focus on sales of ContraPest, and as we advance field studies of our product candidates in development. In addition, we will continue to incur costs associated with operating as a public company.

In particular, we expect to incur substantial and increased expenses as we:

●	Work to maximize market acceptance for, and generate sales of, our products;

●	Manage the infrastructure for the sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

●	Continue the development of ContraPest and our other product candidates, including engaging in any necessary field studies;

●	Seek additional regulatory approvals for ContraPest and our other product candidates;

●	Scale up manufacturing processes and quantities to meet future demand of ContraPest and any other product candidates for which we receive regulatory approval;

●	Continue product development of ContraPest and advance our research and development activities and advance the research and development programs for other product candidates;

●	Maintain, expand and protect our intellectual property portfolio; and

●	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

Cash Flows

The following table summarizes our sources and uses of cash for each of the years presented:

	Year Ended December 31,
	2019	2018

Cash used in operating activities	$(8,058)	$(9,129)
Cash used in investing activities	(71)	5,016
Cash provided by financing activities	5,145	6,932
Net increase (decrease) in cash and cash equivalents	$(2,984)	$2,819

Operating Activities.

During the year ended December 31, 2019, operating activities used $8.1 million of cash, primarily resulting from our net loss of $10.0 million, changes in our operating assets and liabilities of $0.5 million and non-cash charges of $1.4 million. Our net loss was primarily attributed to research and development activities and our selling, general and administrative expenses, as we generated limited product sales and no research grant and licensing revenue during the year. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2019 consisted primarily of a $547,000 increase in accrued expenses and accounts payable, a decrease in prepaid expenses and deposits of $85,000 and a decrease in inventories of $81,000 offset by a decrease in deferred rent of $16,000 and a net increase in accounts receivable and deposits of $139,000.

During the year ended December 31, 2018, operating activities used $9.1 million of cash, primarily resulting from our net loss of $11.9 million and changes in our operating assets and liabilities of $1.0 million, partially offset by non-cash charges of $3.8 million. Our net loss was primarily attributed to research and development activities and our selling, general and administrative expenses, as we generated limited product sales and no research grant and licensing revenue during the period. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2018 consisted primarily of a $29,000 decrease in accrued expenses and accounts payable, an increase in inventories of $721,000, a net increase in accounts receivable and deposits of $113,000 and an increase in prepaid expenses of $172,000

Investing Activities

During the year ended December 31, 2019, we used $71,000 of cash in investing activities, which consisted entirely of the purchases of property and equipment.

During the year ended December 31, 2018, we generated $5.0 million of cash in investing activities, which consisted of $5 million in the sale of short term, highly liquid investments and $185,000 generated from the sale of equipment, offset by $239,000 used in the purchases of property and equipment.

Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $5.1 million as a result of $3.6 million in net proceeds from the issuance of common stock, $1.8 million in proceeds from warrant exercises, partially offset by $220,000 of repayments related to notes payable and $55,000 of payments for employee withholding taxes related to share-based awards.

During the year ended December 31, 2018, net cash provided by financing activities was $6.9 million as a result of $5.1 million in proceeds from the issuance of common stock, net, $2.2 million in proceeds from warrant exercises and $9,000 in proceeds from issuances of notes, offset by $293,000 of repayments of related to notes payable and notes payable, related party, $71,000 in repayments of finance lease obligations and $58,000 of payments for employee withholding taxes related to share-based awards.

Recent Developments

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards.

On November 12, 2019, we received an initial deficiency letter from the listing qualifications staff of The Nasdaq Stock Market (“Nasdaq”) providing notification that the bid price for our Common Stock had closed below $1.00 per share for the previous 30 consecutive business days and that as a result our Common Stock no longer met the minimum bid price requirement for listing on The Nasdaq Capital Market. We were provided with an initial compliance period of 180 calendar days, or until May 11, 2020, to regain compliance with the minimum bid price requirement. We implemented a 1-for-20 reverse stock split on February 4, 2020. On February 20, 2020 we received notification from Nasdaq that we had regained compliance with the minimum bid price requirement. We have also in the past received minimum bid deficiency notices.

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

While our significant accounting policies are described in more detail in Note 1 — Summary of Significant Accounting Policies to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of the fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The performance obligations identified by the Company under Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers, are straightforward and similar to the unit of account and performance obligation determination under ASC Topic 605, Revenue Recognition. There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the years ended December 31, 2019 and 2019, respectively.

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

We recorded stock-based compensation expense of approximately $0.9 million and $3.4 million for the years ended December 31, 2019 and 2018 respectively. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely remain significant.

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

	Years Ended December 31,
	2019	2018
	(in thousands)
Selling, general and administrative expenses	$859	$3,306
Research and development expense	14	106
Total stock-based compensation expense	$873	$3,412

The intrinsic value of stock options outstanding as of December 31, 2019 is $0.

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

SENESTECH, INC.

SENESTECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SenesTech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SenesTech, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX
March 16, 2020

SENESTECH, INC.

BALANCE SHEETS

(In thousands, except shares and per share data)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$1,936	$4,920
Accounts receivable trade, net	26	139
Accounts receivable-other	123	-
Prepaid expenses	257	342
Inventory	1,180	1,261
Deposits	20	9
Total current assets	3,542	6,671

Right to use asset-operating leases	699	-
Property and equipment, net	738	1,083
Total assets	$4,979	$7,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$123	$219
Accounts payable	265	173
Accrued expenses	1,193	771
Total current liabilities	1,581	1,163

Long-term debt, net	137	261
Operating lease liability	694	-
Deferred rent	-	16
Total liabilities	2,412	1,440

Commitments and contingencies (See note 12)	-	-

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,414,671 and 1,173,854 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	98,433	92,151
Accumulated deficit	(95,867)	(85,838)
Total stockholders’ equity	2,567	6,314

Total liabilities and stockholders’ equity	$4,979	$7,754

The accompanying notes are an integral part of these financial statements.

SENESTECH, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

	For the Years Ended
	December 31,
	2019	2018
Revenue:
Sales	$143	$297
Cost of sales	101	241
Gross profit	42	56

Operating expenses:
Research and development	1,908	2,404
Selling, general and administrative	8,421	9,532
Total operating expenses	10,329	11,936

Net operating loss	(10,287)	(11,880)

Other income (expense):
Interest income	45	25
Interest expense	(42)	(74)
Other income	266	21
Total other income (expense)	269	(28)

Net loss and comprehensive loss	(10,018)	(11,908)
Warrant revaluation	11	-
Deemed dividend-warrant price protection-revaluation adjustment	-	333
Net loss attributable to common shareholders	$(10,029)	$(12,241)

Weighted average common shares outstanding - basic and fully diluted	1,304,045	970,105

Net loss per common share - basic and fully diluted	$(7.69)	$(12.62)

The accompanying notes are an integral part of these financial statements.

SENESTECH, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares and per share data)

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2017	820,509	$1	$81,118	$(73,597)	$7,522

Issuance of common stock, sold for cash, net	267,852	-	5,133		5,133
Issuance of common stock for services	11,060	-	36	-	36
Stock-based compensation	-	-	1,691	-	1,691
Issuance of warrants	-	-	1,693	-	1,693
Issuance of common stock upon cashless exercise of stock options	695	-	-	-	-
Issuance of common stock upon exercise of warrants	73,738	-	2,214	-	2,214
Option forfeitures and expirations	-	-	(67)	-	(67)
Payments for employee withholding taxes related to share-based awards	-	-	-	-	-
Warrant antidilution price protection adjustment	-	-	333	(333)	-
Net loss for the year ended December 31, 2018	-	-	-	(11,908)	(11,908)
Balance, December 31, 2018	1,173,854	$1	$92,151	$(85,838)	$6,314

Issuance of common stock, sold for cash, net	151,838	-	3,631	-	3,631
Issuance of common stock for services	7,203	-	34	-	34
Stock-based compensation	-	-	873	-	873
Issuance of common stock upon exercise of warrants	80,511	-	1,788	-	1,788
Issuance of common stock upon exercise of stock options	1,265	-	-	-	-
Payments for employee withholding taxes related to share-based awards	-	-	(55)	-	(55)
Warrant revaluation	-	-	11	-	11
Net loss for the year ended December 31, 2019	-	-	-	(10,029)	(10,029)
Balance, December 31, 2019	1,414,671	$1	$98,433	$(95,867)	$2,567

The accompanying notes are an integral part of these financial statements.

SENESTECH, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,018)	$(11,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held to maturity	-	(47)
Depreciation and amortization	413	447
Stock-based compensation	873	3,413
Bad Debt Expense	123	-
Loss on sale of equipment	3	15
Loss on early extinguishment of debt	-	10
Loss on change in fair value of derivative	-	1
(Increase) decrease in current assets:
Accounts receivable - trade	(10)	(123)
Accounts receivable - other	(123)	-
Other assets	(5)	-
Prepaid expenses	85	(172)
Inventory	81	(721)
Deposits	(11)	10
Increase (decrease) in current liabilities:
Accounts payable	92	(218)
Accrued expenses	455	189
Deferred rent	(16)	(25)
Net cash used in operating activities	(8,058)	(9,129)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on sale of securities held to maturity	-	5,070
Proceeds received on sale of equipment	-	185
Purchase of property and equipment	(71)	(239)
Net cash provided by (used in) investing activities	(71)	5,016

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	3,631	5,132
Proceeds from the issuance of notes payable	-	9
Repayments of notes payable	(220)	(281)
Repayments of notes payable, related parties	-	(12)
Repayments of finance lease obligations	-	(71)
Proceeds from the exercise of warrants	1,789	2,213
Payment of employee withholding taxes related to share-based awards	(55)	(58)
Net cash provided by financing activities	5,145	6,932

NET CHANGE IN CASH	(2,984)	2,819
CASH AT BEGINNING OF PERIOD	4,920	2,101
CASH AT END OF PERIOD	$1,936	$4,920

SUPPLEMENTAL INFORMATION:
Interest paid	$42	$74
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock warrant revaluation	$11	$-
Deemed dividend	$-	$333
Purchases of equipment under finance lease obligations	$-	$37
Common stock issued on accrued bonus	$33	$-

The accompanying notes are an integral part of these financial statements.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.	Organization and Description of Business

SenesTech, Inc. (referred to in this report as “SenesTech,” the “Company,” “we” or “us”) was formed in July 2004 and incorporated in the state of Nevada. The Company subsequently reincorporated in the state of Delaware in November 2015. Our corporate headquarters is in Phoenix, Arizona. We have developed and are commercializing a global, proprietary technology for managing animal pest populations, initially rat populations, through fertility control.

Although myriad tools are available to fight rat infestations, communities, food producers, zoos, sanctuaries and others continue to face challenges in controlling today’s infestations. Infestations result in significant infrastructure damage, as well as pose additional risks to the health and food security of communities. In addition to these challenges, the pest management industry and pest management professionals (PMPs) are being increasingly asked for new solutions to help solve the problem. With growing concerns about rat resistance to rodenticides and a growing interest in non-lethal options, it is becoming increasingly important for PMPs to have new tools at their disposal. Our goal is to provide customers with not only a solution to combat their most difficult infestations, but also offer a non-lethal option to serve customers that are looking to decrease or remove the amount of poison used in their pest management programs.

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

Reverse Stock Split

On February 4, 2020, we amended our amended and restated certificate of incorporation to effect a 1-for-20 reverse split of our issued and outstanding shares of our Common Stock. The accompanying condensed financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options and warrants exercisable for common stock, restricted stock units, preferred stock conversions to common stock and per share amounts contained in our condensed financial statements have been retrospectively adjusted.

Going Concern

Although our audited financial statements for the year ended December 31, 2019 were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2019 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, we have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.	Organization and Description of Business – (continued)

Need for Additional Capital

Since our inception, we have sustained significant operating losses in the course of our research and development activities and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement with Neogen. In 2017, we began to prepare and launch commercialization of our first product, ContraPest. We have funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock. Such sales include:

(i)	an initial public offering of 93,750 shares of our common stock on December 8, 2016 with warrants to purchase an additional 9,375 shares issued to Roth Capital Partners, LLC with an exercise price of $192.00 per share, as underwriter,

(ii)	a public offering on November 21, 2017 of 293,000 shares of our common stock at $20.00 per share with warrants issued to investors to purchase an additional 232,875 shares of our common stock with an initial exercise price of $30.00 per share that subsequently adjusted downward to $19.00 per share pursuant to antidilution price protection contained within those warrants, and warrants issued to Roth Capital Partners, LLC, as underwriter, to purchase an additional 47,250 shares with an exercise price of $30.00 per share,

(iii)	a private placement of warrants to purchase 56,696 shares of common stock in June 2018 with an exercise price of $36.40 per share in connection with an inducement agreement with a holder of outstanding warrants issued in November 2017 to exercise its original warrant representing 56,696 shares at an exercise price of $30.00 per share,

(iv)	a rights offering in August 2018 (the “Rights Offering”), where we accepted subscriptions for 267,853 units for a purchase price of $23.00 per unit, with each unit consisting of one share of our common stock and one warrant, with each warrant exercisable for one share of our common stock at an exercise price of $23.00 per share, and warrants issued to an affiliate of Maxim Group, LLC, as dealer-manager, to purchase an additional 13,393 shares at $34.50 per share,

(v)	a public offering on July 16, 2019, of 151,838 shares of Common Stock, including 34,815 shares to the Company’s chief executive officer and 371 shares to an employee of the Company, at $27.00 per share, resulting in net proceeds of approximately $3.6 million after deducting certain fees due to the placement agent and other transaction expenses. In addition, the Company issued a warrant to purchase 8,334 shares of the Company’s Common Stock to the placement agent at an exercise price of $33.75 per share.

We have also raised capital through debt financing, consisting primarily of convertible notes; and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees.

Through December 31, 2019, we had received net proceeds of $67.2 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $0.6 million in net product sales. At December 31, 2019, we had an accumulated deficit of $95.9 million and cash and cash equivalents of $1.9 million.

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

Based upon our current operating plan, we expect that cash and cash equivalents at December 31, 2019, in combination with anticipated revenue and additional sales of our equity securities, will be sufficient to fund our current operations for at least the next six months. We have taken and will continue to take actions to reduce our operating expenses and to concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenues and margins are not achieved and we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we will require additional capital in order to fund our operating losses and research and development activities until we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

Major Customer

The Company has two major customers that accounted for approximately 12% and 20% and $17 and $28 of sales for the year ended December 31, 2019 and 83% and $123 of total accounts receivable at December 31, 2019. The Company expects to maintain these relationships with these customers.

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

Accounts Receivable-Trade

Accounts receivable-trade consist primarily of receivables from customers. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $123 and less than $1 at December 31, 2019 and at December 31, 2018, respectively.

Accounts Receivable-Other

Accounts receivable-other at December 31, 2019 consist primarily of receivables related to insurance reimbursements due the Company.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work in progress and finished goods. Raw materials are stocked to reduce the risk of manufacturing impact of long lead times on certain ingredients.

Components of inventory are:

	December 31,
	2019	2018
Raw materials	$1,035	$1,117
Work in progress	-	3
Finished goods	149	145
Total inventory	1,184	1,265
Less:
Reserve for obsolete	(4)	(4)
Total net inventory	$1,180	$1,261

Prepaid Expenses

Prepaid expenses consist primarily of payments made for director and officer insurance, director compensation, rent, legal and inventory purchase deposits and seminar fees to be expensed in the current year.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Equipment held under finance leases are stated at the present value of minimum lease payments less accumulated amortization.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

2.	Summary of Significant Accounting Policies – (continued)

Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. The cost of leasehold improvements is amortized over the life of the improvement or the term of the lease, whichever is shorter. Equipment held under finance leases are amortized over the shorter of the lease term or estimated useful life of the asset. The Company incurs maintenance costs on its major equipment. Repair and maintenance costs are expensed as incurred.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of the fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The performance obligations identified by the Company under ASC Topic 606, Revenue From Contracts With Customers, are straightforward and similar to the unit of account and performance obligation determination under ASC Topic 605, Revenue Recognition. There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the twelve months ended December 31, 2019 and 2018, respectively.

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

Stock-based Compensation

Employee stock-based awards, consisting of restricted stock units and stock options expected to be settled in shares of the Company’s common stock, are recorded as equity awards. The grant date fair value of these awards is measured using the Black-Scholes option pricing model for stock options and grant date market value for restricted stock units. The Company expenses the grant date fair value of its stock options on a straight-line basis over their respective vesting periods. Performance-based awards are expensed over the performance period when the related performance goals are probable of being achieved.

For equity instruments issued to non-employees, the stock-based consideration is measured using a fair value method. The measurement of the stock-based compensation is subject to re-measurement as the underlying equity instruments vest.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

2.	Summary of Significant Accounting Policies – (continued)

The stock-based compensation expense recorded for the twelve months ended December 31, 2019 and 2018, is as follows:

	Twelve Months Ended December 31,
	2019	2018

Research and development	$14	$106
General and administrative	859	3,306
Total stock-based compensation expense	$873	$3,412

See Note 11 for additional discussion on stock-based compensation.

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

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of December 31, 2019 or December 31, 2018 and as such, no interest or penalties were recorded in income tax expense.

Comprehensive Loss

Net loss and comprehensive loss were the same for all periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying financial statements.

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, restricted stock units and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the years ended December 31, 2019 and 2018. Therefore, basic and diluted loss per share attributable to common stockholders was the same for all periods presented.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

2.	Summary of Significant Accounting Policies – (continued)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	December 31,
	2019	2018
Common stock purchase warrants	489,176	561,342
Restricted stock unit	5,877	6,813
Common stock options	136,489	86,089
Total	631,542	654,244

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

Effective January 1, 2019, the Company adopted Accounting Standards Updated (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”).  Under ASU No. 2016-02, an entity is required to recognize right-of-use lease assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements.  The Company elected the optional transition method provided by the FASB in ASU 2018-11, Leases (Topic 842): Targeted Improvements, and as a result, has not restated its condensed consolidated financial statements for prior periods presented. The Company has elected the practical expedients upon transition to retain the lease classification and initial direct costs for any leases that existed prior to adoption. The Company has also not reassessed whether any contracts entered into prior to adoption are leases. The Company applied the new guidance to all operating leases within the scope of the standard that were in effect on January 1, 2019, or entered into after, the adoption date.  Comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.  The adoption did not have a material impact on the Company’s consolidated statement of comprehensive income (loss).  However, the new standard established $87 of liabilities and corresponding right-of-use assets of $87 on the Company’s consolidated balance sheet for leases, primarily related to operating leases on rented office properties, that existed as of the January 1, 2019, adoption date.

At December 31, 2019, the balance remaining in Right to Use Asset-Long Term and Lease Liability-Long Term was $699 and ($694) respectively.

The Company’s leases primarily relate to operating leases of rented office properties.  For contracts entered into on or after January 1, 2019, at the inception of a contract the Company assesses whether the contract is, or contains, a lease.  The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset.  At inception of a lease, the Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term.  The right-of-use lease asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

2.	Summary of Significant Accounting Policies – (continued)

The right-of-use lease asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred.  All right-of-use lease assets are reviewed for impairment.  The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s secured incremental borrowing rate for the same term as the underlying lease.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use lease assets and corresponding liabilities.

Expected lease term – The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods.  When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Incremental borrowing rate – As the Company’s leases do not provide an implicit rate, the Company obtained the incremental borrowing rate (“IBR”) based on the remaining term of each lease.  The IBR is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company has elected not to recognize right-of-use lease assets and lease liabilities for short-term leases that have a term of 12 months or less.

The Company reports right-of-use lease assets within non-current assets in its consolidated balance sheet.  The Company reports the lease liabilities within long-term liabilities in its consolidated balance sheet.

See Note 13, Commitments and Contingencies, for future minimum lease payments and maturities.

Accounting Standards Issued but Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15 Accounting for Implementation Costs Related to Cloud Computing or Hosting Arrangements. This standard provides authoritative guidance intended to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires presentation of the capitalized implementation costs in the statement of financial position and in the statement of cash flows in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented, and the expense related to the capitalized implementation costs to be presented in the same line item in the statement of operations as the fees associated with the hosting element (service) of the arrangement. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact on our financial position, results of operations and statement of cash flows upon adoption of this guidance. We do not expect this guidance to have a significant impact, or potential significant impact, to our unaudited condensed consolidated interim financial statements.

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$—	$—	$—	$—

Corporate fixed income debt securities	—	—	—	—

Total	$—	$—	$—	$—
Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$—	$—
Total	$—	$—	$—	$—

December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$3	$—	$—	$—

Corporate fixed income debt securities	—	—	—	—

Total	$—	$—	$—	$—
Financial Liabilities:
Common stock warrant liability (1)	$—	$—	$—	$—
Total	$—	$—	$—	$—

(1)	The change in the fair value of the common stock warrant and convertible notes payable for the twelve months ended December 31, 2019 and 2018 was recorded as a decrease to other income (expense) and interest expense of $0 and $1, respectively, in the statements of operations and comprehensive loss.

Financial Instruments Not Carried at Fair Value

The carrying amounts of the Company’s financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short maturities. The estimated fair value of the convertible notes and other notes, not recorded at fair value, are recorded at cost or amortized cost which was deemed to estimate fair value.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

4.	Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base, however the Company did identify a potentially uncollectable account at December 31, 2019 and established a reserve for this receivable balance of $123. The Company does not require collateral or other securities to support its accounts receivable.

5.	Prepaid expenses

Prepaid expenses consist of the following:

	December 31,
	2019	2018
Director compensation	$9	$100
Director, officer and other insurance	115	121
Marketing programs and conferences	80	53
Legal retainer	25	25
Professional service retainer	8	8
Rent	11	19
Equipment service deposits	1	3
Engineering, software licenses and other	8	13
Total prepaid expenses	$257	$342

6.	Property and Equipment

Property and equipment, net consist of the following:

		December 31,
	Useful Life	2019	2018
Research and development equipment	5 years	$1,585	$1,552
Office and computer equipment	3 years	753	742
Autos	5 years	54	54
Furniture and fixtures	7 years	41	37
Leasehold improvements	*	283	283
		2,716	2,668
Less accumulated depreciation and amortization		1,978	1,585
Total		$738	$1,083

*	Shorter of lease term or estimated useful life

Depreciation and amortization expense was approximately $413 and $447 for the year ended December 31, 2019 and 2018, respectively.

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2019	2018
Compensation, severance and related benefits	$935	$479
Accrued Litigation	238	269
Personal property and franchise tax	2	23
Board Compensation	17	—
Other	1	—
Total accrued expenses	$1,193	$771

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

8.	Borrowings

A summary of the Company’s borrowings, including finance lease obligations, is as follows:

	At December 31,
	2019	2018

Short-term debt:
Current portion of long-term debt	123	219
Total short-term debt	$123	$219
Long-term debt:
Finance lease obligations	$155	$232
Other unsecured promissory notes	105	248
Total	260	480
Less: current portion of long-term debt	123	219
Total long-term debt	$137	$261

Finance Lease Obligations

Finance lease obligations are for computer and lab equipment leased through GreatAmerica Financial Services, Navitas Credit Corp., Wells Fargo and ENGS Commercial Finance Co. These finance leases expire at various dates through July 2023 and carry interest rates ranging from 6.0% to 18.3%.

Other Promissory Notes

Also included in the table above are two notes payable to Direct Capital, one note to M2 Financing and one note to Fidelity Capital, all for the financing of fixed assets. These notes expire at various dates through June 2022 and carry interest rates ranging from 13.1% to 13.3%.

9.	Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of December 31, 2019 as follows:

					Balance				Balance				Balance
Issue	Warrant	Expiration	Exercise		December 31,				December 31,				December 31,
Date	Type	Date	Price		2017	Issued	Exercised	Expired	2018	Issued	Exercised	Expired	2019

2016 and prior	Various	Various-2020/2021	Various		41,465			(24,406)	17,059				17,059

November 21, 2017	Common Stock Offering Warrants	November 21, 2022	$19.00	(1)	2,32,875		(73,783)		1,59,092		(15,591)		1,43,501

November 21, 2017	Dealer Manager Warrants	November 21, 2022	$30.00		47,250				47,250				47,250

June 20, 2018	Warrant Reissue	December 20, 2023	$36.40			56,696			56,696				56,696

August 13, 2018	Rights Offering Warrants	August 13, 2023	$23.00			2,67,853			2,67,853		(64,910)		2,02,943

August 13, 2018	Dealer Manager Warrants	August 13, 2023	$34.50			13,393			13,393				13,393

July 16, 2019	Dealer Manager Warrants	July 16, 2024	$33.75							8,334			8,334
													—
					321,590				561,343				489,176

(1)

The initial exercise price of these warrants was $30.00 per share. Pursuant to antidilution price adjustment protection contained within these warrants, the initial exercise price of these warrants was adjusted downward to $29.40 on July 24, 2018, the record date of the Right’s Offering and downward to $19.00 per share on August 13, 2018. These warrants were further adjusted downward from $19.00 to $7.13 and $2.1122 on January 28, 202 and March 4, 2020, respectively, in connection with separate Registered Direct Offerings. These warrants are subject to further adjustment pursuant to antidilution price adjustment protection.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

9.	Common Stock Warrants and Common Stock Warrant Liability – (continued)

On November 21, 2017, the Company issued a total of 232,875 detachable Common Stock warrants issued with the second public offering of 293,000 shares of its Common Stock at $20.00 per share. The Common Stock warrant is exercisable until five years from the date of grant. The common shares of the Company’s stock and detachable warrants exist independently as separate securities. As such, the Company estimated the fair value of the Common Stock warrants, exercisable at $30.00 per share, to be $661 using a lattice model based on the following significant inputs: Common stock price of $20.00; comparable company volatility of 73.8%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 1.87. The initial exercise price of these warrants was $30.00 per share, which adjusted downward to $29.40 on July 24, 2018, the record date of the Right’s Offering and downward to $19.00 per share on August 13, 2018, the date of the Rights Offering, pursuant to antidilution price adjustment protection contained within these warrants. Per guidance of ASC 260, the Company recorded a deemed dividend of $333 on the 159,093 unexercised warrants that contained this antidilution price adjustment protection provision and was calculated as the difference between the fair value of the warrants immediately prior to downward exercise price adjustment and immediately after the adjustment using a Black Scholes model based on the following significant inputs: On July 24, 2018: Common stock price of $26.60; comparable company volatility of 72.4%; remaining term 4.33 years; dividend yield of 0% and risk-free interest rate of 2.83. On August 13, 2018: Common stock price of $20.40; comparable company volatility of 74.0%; remaining term 4.25 years; dividend yield of 0% and risk-free interest rate of 2.75.

On June 20, 2018, the Company entered into an agreement with a holder of 56,696 of the November 2017 warrants to exercise its original warrant representing 56,696 shares of Common Stock for cash at the $30.00 exercise price for gross proceeds of $1.7 million and the Company issued to holder a new warrant to purchase 56,696 shares of Common Stock at an exercise price of $36.40 per share. The new warrant did not contain the antidilution price adjustment protection that was contained within the exercised warrants. In June 2018, the Company recorded stock compensation expense of $1.7 million representing the fair value of the of 56,696 inducement warrants issued. The Company estimated the fair value of the Common Stock warrants, exercisable at $36.40 per share, to be $1.7 million using a Black Scholes model based on the following significant inputs: Common stock price of $42.20; comparable company volatility of 72.6%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 2.8%. Also, in June 2018, an additional 17,088 of the November 8, 2017 warrants that were in the money at the time of exercise, were exercised for gross proceeds of $513.

On August 13, 2018, in connection with a Rights Offering of 267,853 shares of its Common Stock, the Company issued 267,853 warrants to purchase shares of its Common Stock at an exercise price of $23.00 per share. The Company estimated the fair value of the Common Stock warrants, exercisable at $23.00 per share, to be $3.6 million using a Monte Carlo model based on the following significant inputs: Common Stock price of $18.80; comparable company volatility of 159.0%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 2.77%.

In connection with the closing of the Rights Offering, the Company issued a warrant to purchase 13,393 shares of Common Stock to Maxim Partners LLC, an affiliate of the dealer-manager of the Rights Offering. The Company estimated the fair value of the Common Stock warrants, exercisable at $34.50 per share, to be $169 using a using a Monte Carlo model based on the following significant inputs: Common Stock price of $18.80; comparable company volatility of 159.0%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 2.77%.

Common Stock Warrant Issued to Underwriter of Common Stock Offering

In July 2019, the Company issued to H.C. Wainwright & Co., as placement agent, a warrant to purchase 8,334 shares of Common Stock at an exercise price of $33.75 per share as consideration for providing services in connection with a Common Stock offering in July 2019. The warrant was fully vested and exercisable on the date of issuance. The Common Stock warrant is exercisable until five years from the date of grant. The Company estimated the fair value of the Common Stock warrants, exercisable at $33.75 per share, to be $127 using a lattice model based on the following significant inputs: Common stock price of $26.80; comparable company volatility of 133.3%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 2.07%.

University of Arizona Common Stock Warrant

In connection with the June 2015 amended and restated exclusive license agreement with the University of Arizona (“University”), the Company issued to the University a Common Stock warrant to purchase 750 shares of Common Stock at an exercise price of $150.00 per share. The warrant was fully vested and exercisable on the date of grant, and expires, if not exercised, five years from the date of grant. In the event of a “terminating change” of the Company, as defined in the warrant agreement, the warrant holder would be paid in cash the aggregate fair market value of the underlying shares immediately prior to the consummation of the terminating change event. Due to the cash settlement provision, the derivative warrant liability was recorded at fair value and is revalued at the end of each reporting period. The changes in fair value are reported in other income (expense) in the statements of operations and comprehensive loss. The estimated fair value of the derivative warrant liability was $53 at the date of grant.

The estimated fair value of the derivative warrant liability was $0 at December 31, 2019. As this derivative warrant liability is revalued at the end of each reporting period, the fair values as determined at the date of grant and subsequent periods was based on the following significant inputs using a Monte Carlo option pricing model: Common Stock price of $158.20; comparable company volatility of 77.7% of the underlying Common Stock; risk-free rates of 1.93%; and dividend yield of 0%; including the probability assessment of a terminating change event occurring. The change in fair value of the derivative warrant liability was $0 for the twelve months ended December 31, 2019. As such, no entry was recorded in other income (expense) in the accompanying statements of operations and comprehensive loss.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

9.	Common Stock Warrants and Common Stock Warrant Liability – (continued)

Warrant Revaluation

On December 2, 2019, in connection with the settlement of a filed lawsuit against the Company on February 20, 2018 by New Enterprises, Ltd. (“New Enterprises”), the Company agreed to modify the terms of 6,934 common stock warrants that were originally issued to New Enterprises between September 2015 and February 2016. Specifically, the original strike price was reduced to $20.00 per warrant from $150.00 per warrant and the expiration date of these warrants was extended one year to December 13, 2020.

Per guidance of ASC 260, the Company recorded a warrant revaluation of $11 on the 6,934 unexercised warrants that were affected by the modification of terms. The revaluation was calculated as the difference between the fair value of the warrants immediately prior to modification of terms and immediately after the adjustment using a Black Scholes model based on the following significant inputs: On December 2, 2019: Common stock price of $12.00; comparable company volatility of 73.2%; remaining term 0.01 years; dividend yield of 0% and risk-free interest rate of 1.63. As adjusted, Common stock price of $12.00; comparable company volatility of 73.2%; remaining term 1.01 years; dividend yield of 0% and risk-free interest rate of 1.63.

10.	Stockholders’ Deficit

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

Common Stock

The Company had 1,414,671 and 1,173,854 shares of common stock issued and outstanding as of December 31, 2019 and 2018, respectively. During the year ending December 31, 2019, the Company issued 240,817 shares of common stock as follows:

●	an aggregate of 151,838 shares in connection with a public offering generating net proceeds to the Company of approximately $3.6 million, as further described below

●	an aggregate of 80,511 shares for the exercise of outstanding warrants for gross proceeds of $1.8 million (see Note 9 — Common Stock Warrants and Common Stock Warrant Liability for further details)

●	An aggregate of 5,274 shares for service as a result of the vesting of restricted stock units

●	152 shares for the exercise of stock options

●	1,113 shares for the cashless exercise of stock options and

●	an aggregate of 1,929 shares to certain employees in net settlement of bonus compensation totaling $32.

Public Offering

On July 16, 2019, the Company issued 151,838 shares of Common Stock, including 34,815 shares to the Company’s chief executive officer and 371 shares to an employee of the Company, in a public offering of shares of the Company’s Common Stock at $27.00 per share, resulting in net proceeds of approximately $3.6 million after deducting certain fees due to the placement agent and other transaction expenses. In addition, the Company issued a warrant to purchase 8,334 shares of the Company’s Common Stock to the placement agent at an exercise price of $33.75 per share.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

11.	Stock-based Compensation

On June 12, 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”) to replace the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The 2018 Plan authorized the issuance of 50,000 shares of our common stock. In addition, up to 143,714 shares of our common stock previously reserved for issuance under the 2015 Plan became available for issuance under the 2018 Plan to the extent such shares were available for issuance under the 2015 Plan as of June 12, 2018 or subsequently cease to be subject to awards outstanding under the 2015 Plan, such as by expiration, cancellation, or forfeiture of such awards.

Options are generally issued with a price equal to no less than fair value at the date of grant. Options granted under the 2018 Plan generally vest immediately, or ratably over a two- to 36-month period coinciding with their respective service periods. Options under the 2018 Plan generally have a term of five years. Certain stock option awards provide for accelerated vesting upon a change in control.

As of December 31, 2019, the Company had 33,758 shares of common stock available for issuance under the 2018 Plan.

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

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the year ended December 31, 2018, were as follows:

	Employee	Non-Employee
Expected volatility	71.0%-79.8%	N/A
Expected dividend yield	—	N/A
Expected term (in years)	3.0-3.5	N/A
Risk-free interest rate	71.0%-79.8%	N/A

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the year ended December 31, 2019, were as follows:

	Employee	Non-Employee
Expected volatility	76.4%-80.6%	N/A
Expected dividend yield	—	N/A
Expected term (in years)	3.0-6.0	N/A
Risk-free interest rate	1.63%-2.48%	N/A

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

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

11.	Stock-based Compensation – (continued)

The table summarizes the stock option activity, for both plans, for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Share	Weighted Average Remaining Contractual Per Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2017	82,590	$33.40	3.7	$—
Granted	8,974	$30.60	4.4	$—
Exercised	(2,450)	$10.00
Forfeited	(2,525)	$—
Expired	(530)	$—
Outstanding at December 31, 2018	86,059	$31.40	4.0	$—
Granted	58,396	$25.80	4.9	$—
Exercised	(3,450)	$13.00	—	$—
Forfeited	(3,445)	$—	—	$—
Expired	(1,071)	$—	—	$—
Outstanding at December 31, 2019	136,489	$27.84	3.9	$—
Exercisable at December 31, 2019	88,029	$30.77	2.8	$—

(1)	The aggregate intrinsic value on the table was calculated based on the difference between the estimated fair value of the Company’s stock and the exercise price of the underlying option. The estimated stock values used in the calculation was $11.00 and $11.70 per share for each of the years ended December 31, 2019 and 2018 respectively.

The weighted average grant date fair value of options granted to employees for the year Ended December 31, 2019 was $25.80 per share.

At December 31, 2019, the total compensation cost related to non-vested options not yet recognized was $1,005, which will be recognized over a weighted average period of 27 months, assuming the employees complete their service period required for vesting.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the years ended December 31, 2019 and 2018:

	Number of	Weighted Average Grant Date Fair Value Per
	Units	Units
Outstanding as of December 31, 2017	14,395	$37.20
Granted	3,787 (1)	$32.40
Vested	(11,190)	$51.20
Forfeited	(179)	$139.80
Outstanding as of December 31, 2018	6,813	$19.60
Granted	6,191 (2)	$30.20
Vested	(7,127)	$22.00
Forfeited	—	$—
Outstanding as of December 31, 2019	5,877	$30.28

(1)	641 restricted stock units were granted on June 12, 2017 with a weighted average grant date fair value of $13.00 and 3,146 restricted stock units were granted on June 12, 2018 with a weighted average grant date fair value of $36.40

(2)	314 restricted stock units were granted on February 14, 2019 with a weighted average grant date fair value of $17.09. 3,877 restricted stock units were granted on June 18, 2019 with a weighted average grant date fair value of $28.40. 2,000 restricted stock units were granted on June 30, 2019 with a weighted average grant date fair value of $36.00.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

11.	Stock-based Compensation – (continued)

The stock-based compensation expense was recorded as follows:

	Years Ended December 31,
	2019	2018
Research and development	$14	$106
General and administrative	859	3,306
Total stock-based compensation expense	$873	$3,412

The allocation between research and development and general and administrative expense was based on the department and services performed by the employee or non-employee.

12.	Income Taxes

The components of the pretax loss from operations for the years ended December 31, 2019 and 2018 are as follows (in thousands)

	Years Ended December 31,
	2019	2018
U.S. Domestic	(10,029)	(11,908)
Foreign	—	—
Pretax loss from operations	(10,029)	(11,908)

The provision for income taxes from continuing operations for the years ended December 31, 2019 and 2018 are as follows:

Years Ended December 31,
	2019	2018

Current
Federal	—	—
State	—	—
Foreign	—	—
Total current	—	—

Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total income tax expense (benefit)	—	—

Tax Rate Reconciliation

A reconciliation on income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows (in thousands):

	Years Ended December 31,
	2019	2018
Income tax benefit at statutory rates	(2,106)	(2,501)
State income tax, net of federal benefit	(337)	(331)
Permanent items	5	8
Stock-based compensation	27	697
Tax Rate Adjustment – TCJA	—	7,758
Change in rate	—	941
Stock Compensation DTA Adjustment	—	5,794
Change in Valuation Allowance	2,408	(12,673)
RTP and Other	3	307
Income tax expense (benefit)	—	—

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

12.	Income Taxes – (continued)

Significant components of the Company’s deferred tax assets as of December 31, 2019 and 2018 are shown below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets have not met the more likely than not threshold.

	December 31,
	2019	2018
Deferred tax assets:
Deferred Rent	—	4
ASC 842 Leases	173	—
Federal and State Net Operating Loss Carryovers	15,492	12,964
Stock Based Compensation	230	448
Compensation Accruals and Other	245	187
Total deferred tax assets	16,140	13,603
Valuation Allowance for deferred tax assets	(15,958)	(13,550)
Deferred tax assets, net of valuation allowance	182	53

Deferred tax liabilities:
Depreciation	(8)	(53)
ASC 842 Assets	(174)	—
Total deferred tax liabilities	(182)	(53)

	—	—

At December 31, 2019, the Company has federal and state net operating loss carryforwards of approximately $61.3 million and $47.8 million, respectively, not considering the IRC Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2023, unless previously utilized. In addition, the Company has approximately $16.8 million of the total $61.3 million of net operating losses that do not expire, as these losses were generated after the law change introduced as part of the Tax Cuts and Jobs Act. 023.

Additionally, the utilization of the net operating loss carryforwards could be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not conducted an analysis of an ownership change under section 382. To the extent that a study is completed and an ownership change is deemed to occur, the Company’s net operating losses could be limited.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2019 and 2018 (in thousands):

Years Ended December 31,
	2019	2018
Gross unrecognized tax benefits at the beginning of the year	—	—
Increases related to current year positions	—	—
Increases related to prior year positions	—	—
Decreases related to prior year positions	—	—
Expiration of unrecognized tax benefits	—	—
Gross unrecognized tax benefits at the end of the year	—	—

None of the unrecognized tax benefits would affect the Company’s annual effective tax rate.

The Company does not expect a significant change in unrecognized tax benefits over the next 12 months.

The Company files income tax returns in the United States and Arizona with general statutes of limitations of 3 and 4 years, respectively. Due to net operating losses incurred, the Company’s tax returns from inception to date are subject to examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2019, the Company had no interest or penalties accrued for uncertain tax positions.

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

On February 20, 2018, New Enterprises, Ltd. (“New Enterprises”) filed a lawsuit against the Company and Roth Capital Partners, LLC (“Roth”) in the U.S. District Court for the District of Arizona, alleging nine counts against the Company, including claims of common law fraud and securities fraud to induce the chairman of New Enterprises into investing in the Company; failure to register New Enterprises’ requested transfer; breach of stock certificates and the lock-up contract; tortious interference with prospective business advantage; and conversion. New Enterprises sought monetary damages, including compensatory damages, punitive damages, and attorney’s fees. After initial motions to dismiss and written discovery, the parties reached a settlement, and the lawsuit was dismissed with prejudice on December 27, 2019. Outside of the litigation, Roth made a claim for indemnification to the Company based on contractual indemnification agreements, and the parties have resolved Roth’s indemnity claim.

Lease Commitments

The Company is obligated under finance leases for certain research and computer equipment that expire on various dates through July 2023. At December 31, 2019, the gross amount of office and computer equipment, and research equipment and the related accumulated amortization recorded under the finance leases was $498 and $275, respectively.

In February 2012, the Company entered into an operating lease for its then corporate headquarters in Flagstaff, Arizona. The lease was originally due to expire in January 2015. In December 2013, the Company amended its lease to expand into the remaining area in the building and extended the term to December 31, 2019. In February 2014, the Company further amended the lease to expand into an adjacent building. The lease requires escalating rental payments over the lease term. Minimum rental payments under the operating lease are recognized on a straight-line basis over the term of the lease and accordingly, the Company records the difference between the cash rent payments and the recognition of rent expense as a deferred rent liability. The lease is guaranteed by the former President of the Company. In December 2019, we extended the current lease for only our manufacturing facilities are located in Flagstaff, Arizona, occupying a total of 7,632 square feet of space. The lease for our manufacturing facilities expires in December 2020.

On November 16, 2016, we leased an additional 1,954 square feet of research and development space, also in Flagstaff. This lease expired on November 15, 2018 but was extended for an additional 24 months, through November 2020. A subsequent amendment to the lease allows for the Company to cancel the lease at any time through the lease term with 30 days notice. The Company provided a 30 day cancellation notice effective February 2020.

On December 1, 2019, we entered into a lease for our corporate headquarters in Phoenix, Arizona where we lease and occupy approximately 5,529 square feet of office space. This lease expires in November 2024.

We believe that our existing facilities are adequate and meet our current needs for business, manufacturing and research.

Rent expense was $253 and $242 for the year ended December 31, 2019 and 2018, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum finance lease payments as of December 31, 2019 are follows:

	Finance Leases	Operating Lease
Years Ending December 31,
2020	78	256
2021	63	136
2022	33	138
2023	3	141
2024	—	132
Total minimum lease payments	$177	$803

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

13.	Commitments and Contingencies – (continued)

Finance Leases

Less: amounts representing interest (6.39%, ranging from 10.48% to 11.56%)	$(22)

Present value of minimum lease payments	155

Less: current installments under finance lease obligations	(65)

Total long-term portion	$90

14.	Subsequent Events

On January 28, 2020, the Company consummated a Registered Direct Offering of an aggregate of 177,500 shares of its Common Stock at a purchase price of $8.00 per share for aggregate gross proceeds of approximately $1.42 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by us. In a concurrent private placement, we also agreed to issue and sell warrants exercisable for an aggregate of up to 177,500 shares of Common Stock which represents 100% of the shares of Common Stock sold in the Registered Direct Offering, with an exercise price of $9.00 per warrant share. In connection with the Registered Direct Offering, the Company paid H.C. Wainwright & Co., LLC, as placement agent, a cash fee of $106,500, a management fee of $14,200, $40,000 for non-accountable expenses and clearing expenses of $12,900. In addition, the Company issued H.C. Wainwright & Co., LLC or its designees, a warrant to purchase 13,313 shares of Common Stock at an exercise price of $10.00 per share.

The January 2020 registered direct offering resulted in an additional downward adjustment of the exercise price of adjustable warrants from $19.00 per share to $7.126 per share.

On February 6, 2020, the Company issued 24 shares of Common stock to shareholders of record in connection with fractional shares as a result of a 1-for-20 reverse stock split of our outstanding common stock on February 4, 2020.

On March 2, 2020, the Company issued 51,414 shares of Common stock for the cashless exercise of 47,250 common stock warrants and in settlement of outstanding indemnification costs of $238,000 that were reserved for at December 31, 2019.

On March 4, 2020, the Company consummated a Registered Direct Offering of an aggregate of 176,372 shares of its Common Stock at a purchase price of $3.005 per share for aggregate gross proceeds of approximately $0.5 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by us. In a concurrent private placement, the Company also agreed to issue and sell warrants exercisable for an aggregate of up to 176,372 shares of Common Stock which represents 100% of the shares of Common Stock sold in the Registered Direct Offering, with an exercise price of $2.88 per warrant share. In connection with the Registered Direct Offering, the Company paid H.C. Wainwright & Co., LLC, as placement agent, a cash fee of $39,750, a management fee of $5,300, $10,000 for non-accountable expenses and clearing expenses of $12,900. In addition, the Company issued H.C. Wainwright & Co., LLC or its designees, a warrant to purchase 13,228 shares of Common Stock at an exercise price of $3.7563 per share.

The March 2020 Registered Direct Offering resulted in an additional downward adjustment of the exercise price of adjustable warrants from $7.126 per share to $2.1122 per share.

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

In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2019. In making this assessment, the Company used the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, (COSO). Based on this assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2019 based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for smaller reporting companies and emerging growth companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item regarding our directors and executive officers will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC under the captions “Nominees and Continuing Directors” and “Executive Officers” and is incorporated herein by this reference.

The information required by this Item regarding compliance by our directors, executive officers and holders of ten percent of a registered class of our equity securities with Section 16(a) of the Securities Exchange Act of 1934 will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC under the caption “Delinquent Section 16(a) Reports,” “Stock Ownership” and is incorporated herein by this reference.

The remaining information required by this Item will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC under the caption “Corporate Governance” and is incorporated herein by this reference.

Item 11.	Executive Compensation.

The information required by this Item will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC under the captions “Corporate Governance” and “Executive Officer Compensation” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding equity compensation plan information will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC under the caption “Equity Compensation Plan Information” and is incorporated herein by this reference.

The information required by this Item regarding security ownership will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC under the caption “Security Ownership of Principal Stockholders, Directors and Management” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item with respect to principal accounting fees and services will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC under the caption “Ratify Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules

1.	Financial Statements.

The following consolidated financial statements are filed as part of this report under Item 8 of Part II, “Financial Statements and Supplementary Data.”

A.	Balance Sheets as of December 31, 2019 and 2019.

B.	Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018.

C.	Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018.

D.	Statements of Cash Flows for the years ended December 31, 2019 and 2018.

2.	Financial Statement Schedules.

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

3.	Exhibits

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b)	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed with this report or incorporated herein by reference.

SENESTECH, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S- 1, filed with the SEC on September 21, 2016 (File no. 333-213736))
4.1*	Description of Securities
4.2	Form of the Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on October 7, 2016 (File no. 333-213736))
4.3+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2016 (File no. 001-37941))
4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on November 16, 2017 (File no. 333-221433))
4.5	Form of Underwriter’s Warrant, as amended (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2017 (File no. 001-37941))
4.6*	Form of Restricted Stock Unit Notice and Agreement
4.7	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 20, 2018 (File no. 001-37941))
4.8	Form of Warrant issued to investors in Rights Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2018 (File no. 001-37941))
4.9	Form of Warrant issued to dealer-manager in Rights Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2018 (File no. 001-37941))
4.10	Warrant Agency Agreement, dated August 13, 2018, between the Registrant and Transfer Online, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2018 (File no. 001-37941))
4.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 17, 2019 (File no. 001-37941))
4.12	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 28, 2020 (File no. 001-37941))
4.13	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 28, 2020 (File no. 001-37941))
4.14	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 6, 2020 (File no. 001-37941))
4.15	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 6, 2020 (File no. 001-37941))
10.1+	SenesTech, Inc. 2008 – 2009 Non-Qualified Stock Option Plan and form of agreement thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 21, 2016 (File no. 333-213736))
10.2+	SenesTech, Inc. 2015 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 21, 2016 (File no. 333-213736))
10.3+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 21, 2016 (File no. 333-213736))
10.4+	Employment Letter Agreement by and between the Registrant and Loretta P. Mayer, Ph.D. dated June 30, 2016 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 21, 2016 (File no. 333-213736))
10.5+*	Separation Agreement between the Registrant and Loretta P. Mayer, Ph.D., dated December 18, 2019
10.6+	Employment Letter Agreement by and between the Registrant and Cheryl A. Dyer, Ph.D. dated June 30, 2016 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 21, 2016 (File no. 333-213736))
10.7+*	Separation Agreement between the Registrant and Cheryl A. Dyer, Ph.D., dated December 18, 2019
10.8+	Employment Offer Letter by and between the Registrant and Thomas Chesterman dated November 20, 2015 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 21, 2016 (File no. 333-213736))
10.9+	Employment Letter Agreement by and between the Registrant and Kim Wolin dated January 28, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 13, 2020 (File no. 333-236302))
10.10	Agency Agreement by and between the Registrant, Inmet S.A. and Bioceres, Inc., dated January 21, 2016 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 21, 2016 (File no. 333-213736))

10.11	Services Agreement by and between the Registrant, Inmet S.A. and Bioceres, Inc., dated January 21, 2016 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 21, 2016 (File no. 333-213736))
10.12	Settlement Agreement and Release, dated January 23, 2017 by and between Neogen Corporation and the Registrant (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 23, 2017 (File No. 001-37941))
10.13+	SenesTech, Inc. 2018 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Schedule 14A with respect to the 2018 annual meeting of stockholders filed with the SEC on April 30, 2018 (File no. 001-37941))
10.14+	Employment Letter Agreement by and between the Registrant and Kenneth Siegel dated May 16, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2019 (File no. 001-37941))
10.15	Lease by and between the Registrant and Caden Court, LLC, dated as of December 20, 2011 and amendments thereto dated December 6, 2013 and February 27, 2014 (collectively, the “Caden Court Lease”) (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 21, 2016 (File no. 333-213736))
10.16	Lease Addendum #3 to the Caden Court Lease by and between the Registrant and Caden Court, LLC, dated as of December 20, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 13, 2020 (File no. 333-236302))
10.17	Lease by and between the Registrant and Pinnacle Campus Office-Retail, LLC, dated as of November 18, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 13, 2020 (File no. 333-236302))
10.18	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 17, 2019 (File no. 001-37941))
10.19	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 28, 2020 (File no. 001-37941))
10.20	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 6, 2020 (File no. 001-37941))
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of M&K CPAS, PLLC, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates a management contract or compensatory plan.

(c)	Financial Statement Schedules

None

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESTECH, INC.

Date: March 16, 2020	By:	/s/ Kenneth Siegel
Kenneth Siegel
Chief Executive Officer

Date: March 16, 2020	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 16, 2020, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Kenneth Siegel	Chief Executive Officer
Kenneth Siegel	(Principal Executive Officer)

/s/ Thomas C. Chesterman	Chief Financial Officer and Treasurer
Thomas C. Chesterman	(Principal Financial and Accounting Officer)

/s/ Jamie Bechtel	Chair of the Board
Jamie Bechtel

/s/ Marc Dumont	Director
Marc Dumont

/s/ Delphine Francois Chiavarini	Director
Delphine Francois Chiavarini

/s/ Matthew K. Szot	Director
Matthew K. Szot

/s/ Julia Williams, M.D.	Director
Julia Williams, M.D.