Form 10-K/A
period 2019-12-31
SenesTech, Inc.
filed 2020-04-21
CIK 1680378

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

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

The number of shares of common stock outstanding as of April 17, 2020: 1,819,981*

DOCUMENTS INCORPORATED BY REFERENCE

None.

* Reflects a 1-for-20 reverse stock split of our outstanding common stock on February 4, 2020.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2020 (the “Original Report”), of SenesTech, Inc. (“SenesTech,” “we,” “our,” “us” and the “Company”). This Amendment is being filed to (a) amend Part III to include information required by Items 10 through 14, which was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, (b) file a new version of Exhibit 4.1 (Description of Securities) to add the second paragraph in the forum selection provision, and (c) file as Exhibit 10.1 to this Amendment the Employment Letter Agreement by and between the Company and Steven Krause, dated January 12, 2020.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Paragraphs 3, 4, and 5 of the certifications have been omitted since no financial statements have been included in this Amendment and it does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

Except as described above, no other changes have been made to the Original Report. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Report and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Report.

SENESTECH, INC.

FORM 10-K/A

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Set forth below is a list of the names, ages, positions and a brief account of the business experience of the individuals who serve as our current executive officers and directors.

Name of Director	Age	Position	Director Since	Term Expires
Kenneth Siegel	64	Chief Executive Officer and Director	2019	2022 (Class III)

Thomas C. Chesterman	60	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	N/A	N/A

Jamie Bechtel, JD, Ph.D	47	Chairman of the Board and Director	2018	2021 (Class II)

Delphine François Chiavarini	44	Director	2018	2021 (Class II)

Marc Dumont	76	Director	2016	2020 (Class I)

Steven Krause, Ph.D.	60	Executive Vice President, Sales and Marketing	N/A	N/A

Matthew Szot	45	Director	2015	2022 (Class III)

Julia Williams, M.D.	60	Director	2011	2020 (Class I)

Kim Wolin	64	Executive Vice President, Operations and Secretary	N/A	N/A

Kenneth Siegel was appointed to our board of directors in February 2019 and appointed Chief Executive Officer in May 2019. Mr. Siegel has over 25 years of experience as an executive and senior leader of major corporations. From December 2016 to November 2018, Mr. Siegel served in key leadership roles at Diamond Resorts International Inc., a global vacation ownership company, most recently as President since March 2017. Prior to Diamond Resorts, he served as Chief Administrative Officer and General Counsel of Starwood Hotels & Resorts, a branded lifestyle hospitality company. An instrumental member of the Starwood leadership team, Mr. Siegel was intimately involved in Starwood’s emergence as an industry leader before its acquisition by Marriott International in 2016. Part of Mr. Siegel’s role included leading Starwood’s Corporate Social Responsibility Programs. He introduced industry-leading initiatives in sustainability, energy and water conservation and education. He implemented numerous programs to reduce the Company’s impact on the planet and became a passionate advocate for methods that could be both effective and environmentally sustainable. Prior to joining Starwood in 2000, Mr. Siegel spent four years as the Senior Vice President and General Counsel of Cognizant Corporation and its successor companies. Mr. Siegel also serves as a member of the Board of Directors of Babcock & Wilcox Enterprises, Inc. Mr. Siegel has a bachelor’s degree from Cornell University and a juris doctorate degree from New York University. We believe that Mr. Siegel is qualified to serve as a member of our board of directors because of his experience and knowledge in all facets of corporate operations and governance, including business, operational, corporate finance, mergers and acquisitions, marketing and branding gained as a senior executive of major public corporations.

Thomas Chesterman joined our company in September 2015 and has served as our Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary since December 2015. He has over 25 years of experience as the chief financial officer of a public company in the life science, technology and telecommunications industries. Most recently, he was the vice president and treasurer of General Communication Inc., a telecommunications company in Alaska, from 2013 to 2015. Previously, he was the chief financial officer of life science companies Bionovo Inc. from 2007 to 2012, Aradigm Corp. from 2002 to 2007 and Bio-Rad Laboratories, Inc. from 1996 to 2002. Mr. Chesterman is adept at a variety of capital market access techniques and has significant experience in developing the operational and financial infrastructures in companies to help support successful and rapid growth. Mr. Chesterman earned a bachelor’s degree from Harvard University and an M.B.A. from the University of California at Davis.

Steven Krause, Ph.D. joined our company in February 2020 as Executive Vice President, Sales and Marketing. Dr. Krause has over 25 years of experience in the agriculture and public health pest management markets worldwide. He has held a variety of positions in sales, marketing, and business management at Paramount Pest, Abbott Labs and Valent BioSciences Corporation, most recently serving from January 2014 until February 2020 as Director, Global Public Health and Forest Business Unit at Valent BioSciences Corporation, a provider of technologies and products for the agricultural, public health, forestry and household markets. Dr. Krause has significant experience integrating new biorational-based product solutions into operational programs. As a specialist in integrated pest management, he spearheaded a program with the World Health Organization to launch a new class of pesticide to the global B2B and B2G vector control markets. He is a recipient of Abbott’s Summit Award for sales excellence, and his team was recognized for halting transmission of the Zika virus in Miami with a Chicago Innovation Award 2017. Dr. Krause earned a BS from James Madison University, an MS from the University of Delaware, a Ph.D. from the University of Wisconsin and an MBA from Loyola University Chicago.

Kim Wolin joined our company as a marketing technologist in May 2013, and in May 2014 was appointed executive vice president of operations. From January 2009 to May 2013, she was a vice president, branch sales and service manager of Sunwest Bank, a community bank located in Flagstaff, Arizona. From November 1996 to December 2009, Ms. Wolin held the positions of assistant vice president, branch manager and Licensed Financial Advisor at Wells Fargo Bank. She has owned and operated Creative Net Solutions, a website design and hosting business, since 1994. From 1984 to 1992, Ms. Wolin owned and operated Kodas Produce Market, a health food and organic produce store in Oakland, California. Ms. Wolin earned a bachelor’s degree in Psychology from the State University of New York at Buffalo in 1977.

Jamie Bechtel, JD, Ph.D. was elected to the board of directors in January 2018. Dr. Bechtel is the co-founder and a board member of New Course, an organization focused on women-led conservation initiatives, and founder and chief executive officer of Kito Impact Foundation, a non-profit focused on integrating corporate social responsibility into small and medium sized businesses. Before founding Kito Impact Foundation and New Course, Dr. Bechtel worked for seven years at Conservation International, where she worked in over 20 countries including Costa Rica, Fiji, Mexico, and South Africa. Dr. Bechtel was also an advisor to the Clinton Global Initiative. Dr. Bechtel holds a Ph.D. from Boston University, a law degree from Boston College and a bachelor’s degree from Boston University. We believe that Dr. Bechtel is qualified to serve as a member of our board of directors because she is a highly regarded leader in international conservation, and her work has led to strategic advances in the fields of conservation, sustainable finance and biology.

Delphine François Chiavarini was elected to the board of directors in June 2018. Ms. Chiavarini is vice president and general manager of U.S. at Moen, a faucet manufacturing company. She joined Moen in June 2017 and is responsible for developing strategies for profitable growth, increasing Moen’s market share and ensuring winning execution in the U.S. market. Before joining Moen, from August 2014 to June 2017, Ms. Chiavarini was senior vice president and general manager Food and Beverage North America at Ecolab, a global leader in water, hygiene and energy technologies and services that protect people and vital resources. She also held several executive positions with Newell Brands, where she was responsible for leadership in brand and business transformation through impactful P&L management, strategic planning and change management. Prior to Newell, Ms. Chiavarini spent time in sales and marketing in the luxury goods and retail sectors, spanning B2C and B2B in multiple geographies and categories. Ms. Chiavarini earned both a bachelor’s and a master’s degree from Audencia Business School in Nantes, France, and attended executive programs at The University of Chicago Booth School of Business and the Wharton School of the University of Pennsylvania. We believe that Ms. Chiavarini is qualified to serve as a member of our board of directors because of her experience developing strategies for profitable growth and her experience as an executive at multiple companies.

Marc Dumont was elected to our board of directors in January 2016. Mr. Dumont is owner, chairman and chief executive officer of Chateau de Messey Wineries in Burgundy, France, a wine producer, a position he has held since March 1995. Mr. Dumont served as the president of PSA International SA (a PSA Peugeot Citroen Group company) from January 1981 to March 1995. Prior to that, he held various positions for Chrysler Corporation in Detroit, Mexico City and London. He is an international financial consultant and advisor for clients in Europe and Asia, as well as the United States. He has served as the chairman of Sanderling Ventures (a European affiliate of a U.S. venture capital firm) since 1996. In the past, Mr. Dumont has served as director of Finter Bank Zurich, Irvine Sensors Corporation and Novalog Corporation in Costa Mesa, CA, NUKO Information Systems Inc. in San Jose, CA, and Banque Internationale in Luxembourg, all of which were public companies. Mr. Dumont holds a degree in Electrical Engineering and Applied Economics from the University of Louvain, Belgium and an MBA from the University of Chicago. We believe Mr. Dumont is qualified to serve as a member of our board of directors because of his experience and knowledge of corporate finance, international business development and operations, and his experience as a past director of other public and private companies.

Matthew Szot was elected to our board of directors in December 2015 and has served as Chairman of our Audit Committee Chairman since then. Since March 2010, he has served as the chief financial officer and treasurer of S&W Seed Company, a Nasdaq-listed agricultural seed company. From June 2018 to August 2019, Mr. Szot served on the board of directors and as Chairman of the Audit Committee of Eastside Distilling, Inc. a Nasdaq-listed craft spirits company. From February 2007 until October 2011, Mr. Szot served as the chief financial officer for Cardiff Partners, LLC, a strategic consulting company that provided executive financial services to various publicly traded and privately held companies. From 2003 to December 2006, Mr. Szot served as chief financial officer and secretary of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products. From 1996 to 2003, Mr. Szot was a Certified Public Accountant with KPMG and served as an Audit Manager for various publicly traded companies. Mr. Szot has a Bachelor of Science degree in Agricultural Economics/Accountancy from the University of Illinois, Champaign-Urbana and is a Certified Public Accountant in the State of California. We believe that Mr. Szot is qualified to serve as a member of our board of directors because of his experience and knowledge of corporate finance, mergers and acquisitions, corporate governance, as well as other operational, financial and accounting matters gained as a past and present chief financial officer and director of other public and private companies.

Julia Williams, M.D. was elected to our board of directors in August 2011. Since February 2019, she has been practicing in a critical access area in rural Arizona at Little Colorado Medical Center. Dr. Williams is also the founder and President of Humanitarian Efforts Reaching Out, or HERO, a non-profit 501(c)(3) organization that provides humanitarian services including medical and dental care, alternative power sources, solar cookers, vitamins, eye glasses, nutritional support and animal care. HERO’s mission is to help build healthy sustainable communities in underdeveloped nations around the world. After retiring in March 2017 from 17 years of practice as an Emergency Department physician at Flagstaff Medical Center, she worked for TeamHealth, an American hospital staffing firm, doing interim work in subacute medicine from January 2018 through October 2018. Dr. Williams received her Doctor of Medicine from the University of Maryland School of Medicine and her Bachelor of Science from the University of Maryland. We believe that Dr. Williams is qualified to serve as a member of our board of directors because of her medical and scientific background, commitment to and experience with animal care, and long commitment to our vision.

Other Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K that we consider material to the evaluation of the ability and integrity of any director or executive officer.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5. Officers, directors and greater-than-10% stockholders are required by Commission regulations to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, forms filed electronically by the reporting person or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements during the fiscal year ended December 31, 2019 were met in a timely manner by our officers, directors and greater-than-10% beneficial owners, except for the following: one late Form 4 report was filed disclosing a transaction in 2019 by Ms. Wolin and one late Form 4 report was filed disclosing one transaction in 2019 by Mr. Chesterman.

Audit Committee

Our standing audit committee currently consists of Matthew Szot, who is the chair of the audit committee, Delphine François Chiavarini and Marc Dumont. The board of directors has designated Mr. Szot as an “audit committee financial expert” as defined under applicable SEC rules and has determined that Mr. Szot possesses the requisite “financial sophistication” under applicable Nasdaq rules. The board of directors has determined that, after consideration of all relevant factors, Mr. Szot qualifies as an “independent” director under applicable SEC and Nasdaq rules.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics in compliance with applicable rules of the SEC that applies to all of our directors, officers and other employees and consultants. A copy of this policy is available on our website at http://senestech.investorroom.com/ on the “Documents and Policies” page under the heading “Corporate Governance,” or free of charge upon written request to the attention of our Secretary, by regular mail at our principal executive offices, email to inquiries@senestech.com or fax at 928-526-0243. We will disclose, on our website, any amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the Code of Business Conduct and Ethics enumerated in applicable rules of the SEC. In addition, we have adopted a policy for research misconduct, which also applies to all officers, directors and employees.

Item 11.	Executive Compensation.

2019 DIRECTOR COMPENSATION

The following table sets forth information regarding compensation earned by or paid to our non-employee directors during the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Total ($)
Jamie Bechtel, JD, Ph.D	$38,500	$34,000	$38,869	$111,369
Delphine François Chiavarini	$28,500	$24,000	$28,902	$81,402
Marc Dumont	$16,000	$16,000	$20,929	$52,929
Kenneth Siegel (4)	$—	$—	$—	$—
Matthew K. Szot	$26,000	$24,000	$28,902	$78,902
Julia Williams, M.D.	$11,000	$12,000	$16,943	$39,943

(1)	These cash awards represent one half of 2019-2020 cash compensation for board service to be provided through the Annual Meeting in June 2020 (as detailed below) that was paid in calendar year 2019. The annual award is paid in four equal payments on July 1, 2019, October 1, 2019, January 2, 2020 and April 1, 2020. Only two of these quarterly payments were made in calendar year 2019.

(2)	The amounts in this column reflect the aggregate grant date fair value of stock awards granted in 2019, determined in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”) for stock-based compensation. As of December 31, 2019, the total number of shares subject to unvested restricted stock units (“RSUs”) held by each non-employee director was as follows: Dr. Bechtel, 1,198; Ms. Chiavarini, 846; Mr. Dumont, 564; Mr. Szot, 846; and Dr. Williams, 423.

(3)	The amounts in this column reflect the aggregate grant date fair value of option awards granted in 2019, determined in accordance with ASC 718. As of December 31, 2019, the total number of shares subject to outstanding stock options held by each non-employee director was as follows: Dr. Bechtel, 4,143; Ms. Chiavarini, 2,596; Mr. Dumont, 5,114; Mr. Szot, 4,919; and Dr. Williams, 3,804.

(4)	Mr. Siegel was appointed to the board in February 2019 and on May 15, 2019, Mr. Siegel was named Chief Executive Officer of the Company. Mr. Siegel’s total compensation, including his director compensation, is reported in “Executive Officer Compensation - 2019 Summary Compensation Table.”

Non-Employee Director Compensation Program

On June 18, 2019, the board adopted a revised non-employee director compensation program (the “Director Compensation Program”) for providing cash and equity compensation to its non-employee directors for their service on the board and committees of the board. The components of the Director Compensation Program are as follows:

Cash Compensation:	Amount
Annual general retainer for service on the Board	$17,000
Annual general retainer for service on the Board-Lead Director	$20,000
Incremental annual retainers for chair of committees:
Audit	$15,000
Compensation	$15,000
Nominating and Corporate Governance	$15,000
Commercialization / Sales Committee	$30,000
Finance Committee	$10,000
Incremental annual retainers for members of committees:
Audit	$5,000
Compensation	$5,000
Nominating and Corporate Governance	$5,000
Commercialization / Sales Committee	$5,000
Finance Committee	$5,000

Equity Compensation:	Grant details (value of grant in $)

Annual RSU grant for serving on the board	$10,000
Annual RSU grant for serving on the board-Lead Director	$10,000
Annual stock option grant for serving on the board	$15,000
Annual stock option grant for serving on the board-Lead Director	$10,000
Annual equity grants for serving as chair of committees:
Audit	$5,000 (RSU); $5,000 (Stock option)
Compensation	$5,000 (RSU); $5,000 (Stock option)
Nominating and Corporate Governance	$5,000 (RSU); $5,000 (Stock option)
Commercialization / Sales Committee	$10,000 (RSU); $10,000 (Stock option)
Finance Committee	$5,000 (RSU); $5,000 (Stock option)
Annual equity grants for serving as member of committees:
Audit	$2,000 (RSU); $2,000 (Stock option)
Compensation	$2,000 (RSU); $2,000 (Stock option)
Nominating and Corporate Governance	$2,000 (RSU); $2,000 (Stock option)
Commercialization / Sales Committee	$2,000 (RSU); $2,000 (Stock option)
Finance Committee	$2,000 (RSU); $2,000 (Stock option)

The RSUs granted to non-employee directors pursuant to the Director Compensation Program will vest and become payable after one year of continuous service on the board. The options granted to non-employee directors pursuant to the Director Compensation Program will have an exercise price equal to the closing market price of the Company’s Common Stock on the date of grant. The options will vest in equal quarterly installments over a one-year period, and the options will expire on the fifth anniversary of the date of the grant.

In addition, we reimburse non-employee directors for reasonable travel expenses for participation in board meetings and for travel conducted on behalf of our business.

Mr. Siegel received no additional compensation for his service as a director after being appointed Chief Executive Officer in May 2019. The compensation received by Mr. Siegel as a board member prior to his employment as Chief Executive Officer and his employee compensation during 2019 is presented in “Executive Officer Compensation - 2019 Summary Compensation Table.”

EXECUTIVE OFFICER COMPENSATION

As a smaller reporting company, we are not required to provide a separately-captioned “Compensation Discussion and Analysis” section. However, in order to provide a greater understanding to our stockholders regarding our compensation policies and decisions with respect to our “named executive officers” identified in the 2019 Summary Compensation Table below, we are including the following narrative disclosure to highlight salient portions of our executive compensation program. This narrative disclosure should be read in conjunction with the 2019 Summary Compensation Table below and the related tables that follow it.

This discussion does not address the impact of the coronavirus (or COVID-19) on the global economy, our business and financial results, or our executive compensation for 2020. The compensation committee may consider such impacts from the global pandemic when reviewing the 2020 executive compensation program. Those 2020 executive compensation program decisions will be described in our proxy statement for next year’s Annual Meeting.

Compensation Philosophy and Processes

Compensation for our executives and key employees is designed to attract and retain people who share our vision and values and who can consistently perform in such a manner that enables us to achieve our strategic goals. The compensation committee believes that the total compensation package for each of our executive officers is competitive with the market, thereby allowing us to retain executive talent capable of leveraging the skills of our employees and our unique assets in order to increase stockholder value.

Our executive compensation programs are designed to (1) motivate and reward our executive officers, (2) retain our executive officers and encourage quality service, (3) incentivize our executive officers to appropriately manage risks while improving our financial results, and (4) align executive officers’ interests with those of our stockholders. Under these programs, our executive officers are rewarded for the achievement of Company objectives and the realization of increased stockholder value.

The program seeks to remain competitive with the market while also aligning the executive compensation program with stockholder interests through the following types of compensation: (i) base salary; (ii) annual cash-based incentive bonuses; and (iii) equity-based incentive awards.

Key Executive Compensation Objectives

The compensation policies developed by the compensation committee are based on the philosophy that compensation should reflect both Company-wide performance, financial and operational performance, and the individual performance of the executive, including management of personnel under his or her supervision. The compensation committee’s objectives when setting compensation for our executive officers include:

●	Setting compensation levels that are sufficiently competitive such that they will motivate and reward the highest quality individuals to contribute to our goals, objectives and overall financial success. This is done in part through reviewing and comparing the compensation of other companies in our peer group.

●	Retaining executives and encouraging their continued quality service, thereby encouraging and maintaining continuity of the management team. Our competitive base salaries combined with cash and equity incentive bonuses, retirement plan benefits and the vesting requirements of our equity-based incentive awards, encourage high-performing executives to remain with the Company.

●	Incentivizing executives to appropriately manage risks while attempting to improve our financial results, performance and condition.

●	Aligning executive and stockholder interests. The compensation committee believes the use of equity compensation as a key component of executive compensation is a valuable tool for aligning the interests of our executive officers with those of our stockholders.

Our compensation program is designed to reward superior performance of both the Company and of each individual executive and seeks to encourage actions that drive our business strategy. Our compensation strategy is to provide a competitive opportunity for senior executives, taking into account their total compensation packages.

Oversight of Executive Compensation

The Role of the Compensation Committee in Setting Compensation. Our compensation committee determines the compensation of our executive officers other than that of our chief executive officer. The compensation committee reviews base salary levels for executive officers of our Company and approves raises and bonuses based upon the Company’s achievements, individual performance and competitive and market conditions. The compensation committee also approves or makes recommendations to our board of directors regarding equity compensation grants to executive officers and other eligible participants under our 2018 Plan. Subject to compensation committee recommendations, our board of directors ultimately must approve the compensation of our chief executive officer.

The Role of Executives in Setting Compensation. While the compensation committee does not delegate any of its functions to others in setting the compensation of senior management, it includes members of senior management in the compensation committee’s executive compensation process. We periodically ask each of our senior executives to provide us with input with regard to their goals for the coming period. These proposals include suggested Company-wide and individual performance goals. The individual goals include not only the goals of such executive but also goals of the employees for whom the executive is responsible. The compensation committee reviews these proposals with the executives and provides the committee’s perspective on them.

The Role of Consultants in Setting Compensation. As the compensation committee deems necessary or helpful, it may retain the services of compensation consultants in connection with the establishment and development of our compensation philosophy and programs in the future. In fiscal 2019, the compensation committee retained FW Cook, an independent compensation consultant, to assist it in its review of executive compensation.

Compensation Risk Assessment

As part of its risk assessment process, the compensation committee reviewed material elements of executive and non-executive employee compensation. The compensation committee concluded that these policies and practices do not create risk that is reasonably likely to have a material adverse effect on us.

The structure of our compensation program for our executive officers does not incentivize unnecessary or excessive risk taking. The base salary component of compensation does not encourage risk taking because it is a fixed amount. The incentive plan awards have risk-limiting characteristics:

●	Annual incentive awards to each of our executive officers are limited to the fixed maximum specified in the incentive plan;

●	Annual incentive awards are based on a review of a variety of performance factors, thus diversifying the risk associated with any single aspect of performance;

●	The compensation committee, which is composed of independent members of our board of directors, approves final incentive plan cash and stock awards in its discretion after reviewing executive and corporate performance; and

●	The significant portion of long-term value is delivered in shares of our Company with a multi-year vesting schedule, which aligns the interests of our executive officers to the long-term interests of our stockholders.

Elements of Compensation

The material elements of the compensation program for our named executive officers include: (i) base salary; (ii) cash-based incentive bonuses; and (iii) equity-based incentive awards.

Base Salaries. We provide each of our named executive officers with a base salary to compensate them for services rendered during the fiscal year and sustained performance. The purpose of the base salary is to reflect job responsibilities, value to the Company and competitiveness of the market. Salaries for our named executive officers are determined by the compensation committee, and for the CEO, recommended to the board of directors, based on the following factors: nature and responsibility of the position and, to the extent available, salary norms for comparable positions; the expertise of the individual executive; and the competitiveness of the market for the executive’s services.

Performance-Based Incentive Bonuses. Our practice is to award performance-based incentive bonuses, based in part on the achievement of performance objectives or significant accomplishments as established by the compensation committee from time-to-time in its discretion. These performance objectives and significant accomplishments are, in part, developed in partnership with the executive and are discussed on an ongoing basis throughout the year. Performance-bonuses may be paid in cash or in shares of stock, in the sole discretion of the compensation committee at the time a bonus is awarded, unless otherwise specified in the individual’s employment agreement.

Equity-Based Incentive Awards. Our equity-based incentive awards are designed to align the interests of our employees and consultants, including our named executive officers, with those of our stockholders. Our compensation committee is responsible for approving equity grants. Vesting of the stock option and restricted stock unit awards is tied to continuous service with the Company and serves as an additional retention measure and long-term incentive.  During 2019, Mr. Siegel received an option grant for 35,000 shares in connection with his appointment to Chief Executive Officer, Mr. Chesterman received an option grant for 2,500 shares and Ms. Wolin received an option grant for 2,000 shares, each of which vests quarterly over three years of continuous service.

Key Compensation Decisions and Developments for Fiscal Year 2019

Following the completion of the 2019 fiscal year, each of our executive officers self-evaluated him or herself against his or her specific goals. The compensation committee also performed its own assessment. Based on the year-end assessments, the compensation committee elected not to grant our executive officers incentive bonuses for calendar year 2019.

●	Base Pay. Pursuant to their respective employment agreements, the 2019 base salaries for our named executive officers were as follows:

Kenneth Siegel Chief Executive Officer	$275,000

Thomas C. Chesterman, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	$250,000

Kim Wolin Executive Vice President, Operations and Secretary	$145,000

Loretta P. Mayer, Ph.D., Former Chair of the Board, Chief Executive Officer and Chief Scientific Officer	$300,000

Cheryl A. Dyer, Ph.D., Former President and Chief Research Officer	$250,000

2019 Summary Compensation Table

The following table sets forth the compensation earned during the past two fiscal years by (i) the person who served as our principal executive officer at the end of 2019; (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of 2019 and whose total compensation for 2019 exceeded $100,000; and (iii) our former principal executive officer and one additional executive officer whose compensation would have been disclosed under (ii) but that the person was not serving as an executive officer at the end of 2019. The persons described in clauses (i) through (iii) above are collectively referred to herein as our “named executive officers.” Amounts reported for stock and option awards in the table below are calculated based on rules that require reporting of the awards’ entire grant date fair value, calculated in accordance with accounting rules for stock-based compensation. These amounts do not reflect the actual value or amounts that may be realized by the executive officers, which amounts are subject to future stock prices and satisfaction of vesting schedules. As of April 20, 2020, all option grants reported below have exercise prices significantly in excess of our stock price.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Kenneth Siegel (4)	2019	$182,573	$—	$5,350	$808,198	$—	$355	$996,476
Chief Executive Officer	2018	$—	$—	$—	$—	$—	$—	$—
Thomas Chesterman	2019	$250,000	$—	$—	$31,080	$—	$10,981	$292,061
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	2018	$250,000	$—	$—	$—	$—	$—	$250,000
Kim Wolin (5)	2019	$145,000	$—	$—	$24,864	$—	$3,575	$173,439
Executive Vice President, Operations and Secretary	2018	$145,000	$14,500	$14,500	$—	$—	$3,387	$177,387
Loretta P. Mayer (6),	2019	$256,923	$—	$—	$—	$—	$338,225	$595,148
Ph.D., Former Chair of the Board, Chief Executive Officer and Chief Scientific Officer	2018	$300,000	$—	$—	$—	$—	$14,427	$314,427
Cheryl A. Dyer (6),	2019	$214,103	$—	$—	$—	$—	$299,918	$514,021
PhD., Former President and Chief Research Officer	2018	$250,000	$—	$—	$—	$—	$6,672	$256,672

(1)	The amounts in this column reflect the aggregate grant date fair value of stock awards granted in 2019, determined in accordance with ASC 718 for stock-based compensation. Assumptions used in the calculation of these award amounts are set forth in Note 11 (Stock-based Compensation) to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. If the aggregate grant date fair value of the stock awards was determined as of April 20, 2020, using the same assumptions set forth in Note 11, except for a a stock price of $3.02 (the stock’s closing price on April 20, 2020), the amount reported for Mr. Siegel in 2019 would be $399.

(2)	The amounts in this column reflect the aggregate grant date fair value of stock options granted in 2019, determined in accordance with ASC 718 for stock-based compensation. Assumptions used in the calculation of these award amounts are set forth in Note 11 (Stock-based Compensation) to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. If the aggregate grant date fair value of the option awards was determined as of April 20, 2020, using the same assumptions set forth in Note 11, except for a stock price of $3.02 (the stock’s closing price on April 20, 2020), the 2019 amount reported for Mr. Siegel would be $54,782; for Mr. Chesterman, $1,881 and for Ms. Wolin, $1,505. All outstanding options have exercise prices in excess of the stock’s current value.

(3)	The amounts in this column reflect the payment by the Company of life insurance and disability insurance premiums pursuant to respective employment agreements, which amounts were $18,225 for Dr. Mayer and $9,106 for Dr. Dyer. Also includes severance benefits for Drs. Mayer and Dyer, which include salary continuation, COBRA insurance and legal fees of $320,000 ($300,000 salary continuation and $20,000 legal fees) and $290,812 ($250,000 salary continuation; $20,000 legal fees and $20,812 for COBRA insurance), respectively.

(4)	Mr. Siegel was appointed to the board in February 2019 to fill a vacancy. On May 15, 2019, Mr. Siegel was named Chief Executive Officer of the Company. $10,698 of the $182,573 salary above represented non-employee director compensation for his service as a board member. Stock awards with a grant date fair value of $5,350 as well as option grants with a $4,598 grant date fair value were issued in Mr. Siegel’s role as a board member, prior to his commencement as Chief Executive Officer of the Company, and are included in the reported stock and option award amounts.

(5)	The 2018 stock award of $14,500 represents one half of the bonus awarded Ms. Wolin. Ms. Wolin elected to receive $14,500 in cash and $14,500 in Common Stock, issued to Ms. Wolin in lieu of cash.

(6)	Drs. Mayer’s and Dyer’s employment with the Company was terminated effective November 11, 2019. Salaries listed reflect cash payments of salary through this date.

Outstanding Equity Awards at December 31, 2019

The following table sets forth all outstanding equity awards held by each of our named executive officers as of December 31, 2019.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)(1)	Option expiration date
Kenneth Siegel	415	—		17.08	2/14/2024
	5,834	29,167	(2)	28.40	6/18/2024

Thomas C. Chesterman	6,000	—		10.00	12/01/2025
	209	2,292	(3)	19.96	9/20/2024

Kim Wolin	1,000	—		10.00	7/3/2025
	5,250	—		10.00	11/16/2025
	167	1,834	(3)	19.96	9/20/2024

Loretta P. Mayer	15,000	—		10.00	7/3/2025
	2,000	—		10.00	10/15/2025

Cheryl A. Dyer	15,000	—		10.00	7/3/2025
	2,000	—		10.00	10/15/2025

(1)	The option exercise price is the closing price of our Common Stock on the grant date.

(2)	1/12th of the option vested on August 16, 2019, and the remainder vests in equal 1/12th quarterly installments thereafter.

(3)	1/12th of the option vested on December 20, 2019, and the remainder vests in equal 1/12th quarterly installments thereafter.

Employment Agreements

We have entered into agreements with our named executive officers, which include provisions regarding post-termination compensation. We do not have a formal severance policy or plan applicable to our executive officers as a group.

Agreement with Kenneth Siegel. We entered into an employment letter agreement with Mr. Siegel on May 15, 2019, to serve as the Company’s Chief Executive Officer, effective May 16, 2019. Under the terms of the employment letter agreement, Mr. Siegel received an annual base salary of $275,000 and a one-time signing bonus of a stock option representing 35,000 shares of Common Stock, which vests quarterly over a three-year period and is subject to the terms and conditions of the Company’s 2018 Plan and standard form of option agreement. Mr. Siegel is also eligible to receive an annual incentive bonus with a target value equal to 50% of his annual base salary, payable in cash, subject to his achievement of performance objectives to be determined by the compensation committee or board of directors. In addition, after each full year of employment with the Company, subject to board approval, Mr. Siegel will receive an annual option grant (each, an “Additional Option”) valued at 35% of his then base salary, subject to such vesting terms as determined by the board in its discretion. The initial option and Additional Options that are granted to Mr. Siegel will remain exercisable for five years following the end of his continuous service with the Company. Mr. Siegel will also be eligible to participate in the standard benefits, vacation and expense reimbursement plans offered to similarly situated employees. Mr. Siegel entered into the Company’s standard form of indemnification agreement applicable to its directors and officers.

In the event of Mr. Siegel’s termination by the Company without Cause (as defined in the employment letter agreement) or if Mr. Siegel resigns for Good Reason (as defined in the employment letter agreement), Mr. Siegel will be entitled to severance benefits equal to 12 months’ continuation of his then base salary. In addition, the Company will reimburse Mr. Siegel for COBRA premiums in effect on the date of termination for coverage in effect for him and, if applicable, his spouse and dependent children on such date under the Company’s group health plan(s). Finally, the vesting of Mr. Siegel’s initial option and Additional Options will be accelerated such that he will be deemed vested in those shares subject to the options that would have vested in the 12-month period following his separation date had his employment not ended.

Agreement with Mr. Chesterman. We entered into an employment offer letter with Mr. Chesterman dated November 20, 2015 to serve as our Chief Financial Officer. Pursuant to this agreement, we agreed to pay Mr. Chesterman a salary of $250,000 per year. In addition, Mr. Chesterman is eligible for a performance bonus, which amounts will be determined at least annually by mutual agreement based on achievement of personal and Company goals, and which will be targeted to be no less than $200,000 per year.

Mr. Chesterman is entitled to accrue four weeks paid vacation and ten days of sick leave per calendar year and may participate in our standard benefits plans.

Per the employment offer letter, on November 20, 2015, we granted Mr. Chesterman a stock option to purchase 6,000 shares of our Common Stock at an exercise price equal to $10.00 per share, which option vests over a four-year vesting schedule, with 1⁄48th of the option vesting monthly beginning on January 1, 2016, until such option is vested in full or Mr. Chesterman’s employment is terminated.

Agreement with Ms. Wolin. We entered in to an employment letter agreement with Ms. Wolin on January 28, 2020 to serve as our Executive Vice President of Operations, effective January 31, 2020. Pursuant to this agreement, Ms. Wolin is eligible to receive an annual salary of $75,000 per year. Ms. Wolin is also eligible to receive a restricted stock unit award having a value of $75,000, subject to approval by the compensation committee. The award will vest over one year, subject to accelerated vesting upon a termination of employment. Mr. Wolin remains subject to the terms of the Company’s confidential information and inventions assignment agreement.

Insurance Premiums

We pay 75% of premiums for medical insurance and dental insurance for all full-time employees, including our named executive officers. We also offer high deductible plan options that include a healthcare flexible spending account component for all full-time employees, including our named executive officers. These benefits are available to all full-time employees, subject to applicable laws. We also previously paid premiums for life insurance for Dr. Mayer and Dr. Dyer per the terms of their respective employment letter agreements.

Separation Agreements

Agreement with Dr. Mayer. We entered into a separation agreement with Dr. Mayer effective November 12, 2019. Pursuant to separation terms contained in Dr. Mayer’s employment agreement dated June 30, 2016, Dr. Mayer is eligible to receive her base salary and health insurance benefits for a period of 12 months following the effective date of her termination.

Agreement with Dr Dyer. We entered into a separation agreement with Dr. Dyer effective November 12, 2019. Pursuant to separation terms contained in Dr. Dyer’s employment agreement dated June 30, 2016, Dr. Dyer is eligible to receive her base salary and health insurance benefits for a period of 12 months following the effective date of her termination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Employee Benefit Plans

Equity Compensation Plan Information

The following table presents certain information regarding our Common Stock that may be issued under our equity plans, including upon the exercise of options and vesting of RSUs granted to employees, consultants or directors as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	142,366	(1)	$26.70	33,758
Equity compensation plans not approved by security holders	—		$—	—
Total	142,366	(1)	26.70	33,758

(1)	Amount includes 5,877 RSUs granted and unvested as of December 31, 2019.

Options to purchase Common Stock and RSUs are outstanding under our 2018 Plan and options are outstanding under our 2015 Equity Incentive Plan (the “2015 Plan”). The 2018 Plan was approved by our stockholders at our 2018 Annual Meeting of Stockholders and replaces our 2015 Equity Incentive Plan for purposes of new equity grants. The 2018 Plan enables us to grant options, restricted stock, RSUs and certain other equity-based compensation to our officers, directors, employees and consultants. Under the 2018 Plan, in 2019, we awarded RSUs and options to each of our non-employee directors and awarded options to certain of our executive officers.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 8, 2020, information regarding beneficial ownership of our Common Stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of the outstanding shares of Common Stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power.

The number of shares listed below under the heading “Total Shares Beneficially Owned” is the aggregate beneficial ownership for each stockholder and includes:

●	Common Stock beneficially owned;

●	Common Stock warrants exercisable;

●	currently vested options and RSUs; and

●	stock options and RSUs that are not currently vested but will become vested within 60 days of April 8, 2020.

Of this total amount, the number of shares of Common Stock underlying options and RSUs that are currently vested and stock options and RSUs that are not currently vested but will become vested within 60 days after April 8, 2020 are deemed outstanding for the purpose of computing the percentage ownership of Common Stock outstanding beneficially owned by a stockholder, director or executive officer (the “Deemed Outstanding Shares”) and are also separately listed below under the heading “Number of Shares Issuable Upon Exercise of Warrants, Options and Vesting of RSUs Exercisable or Vested” but the Deemed Outstanding Shares are not treated as outstanding for the purpose of computing the percentage ownership of Common Stock outstanding beneficially owned by any other person. This table is based on information supplied by officers, directors, principal stockholders and filings made with the SEC. Percentage ownership is based on 1,819,981 shares of Common Stock outstanding as of April 8, 2020.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and dispositive power with respect to their shares of common stock, except to the extent authority is shared by spouses under community property laws.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o SenesTech, Inc., 23460 N 19th Ave., Suite 110, Phoenix, AZ 85027.

		Number of
		Shares Issuable
		Upon
		Exercise
		of Warrants,
		Options
		and Vesting of
		RSUs
		Exercisable or
	Number of	Vested
	Shares Beneficially	as of April 8,	Total Shares Beneficially Owned
Name of Beneficial Owner	Held	2020	Shares	Percent
5% Owners:

Sabby Volatility Warrant Master Fund, Ltd. (1)	100,196	-	100,196	5.5%
Armistice Capital Master Fund Ltd. (2)	92,884	-	92,884	5.1%

Directors, Named Executive Officers and Executive Officers:

Thomas C. Chesterman	494	6,417	6,911	*
Jamie Bechtel	1,614	3,613	5,227	*
Delphine François Chiavarini	468	2,201	2,669	*
Marc Dumont (3)	6,856	4,828	11,684	*
Kenneth Siegel	35,129	12,078	47,207	2.6%
Matthew K. Szot	3,811	4,524	8,335	*
Julia Williams, M.D. (4)	9,580	3,572	13,152	*
Steven Krause, Ph.D.	-	-	-	*
Kim Patrice Wolin	5,865	6,583	12,448	*
Loretta P. Mayer, Ph.D. (5)	8,010	17,000	25,010	1.4%
Cheryl A. Dyer, Ph.D. (5)	6,008	17,000	23,008	1.3%
All current executive officers and directors as a group (9 persons) (6)	63,817	43,816	107,635	5.9%

*	Represents beneficial ownership of less than one percent (1%).

(1)	According to information contained in documents maintained by SenesTech, Inc. Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”) beneficially owns 100,196 shares and 100,196 shares issuable upon exercise of warrants. The warrants contain a provision that limits exercise if Sabby would beneficially own in excess of 4.99% (or 9.99% at their election) of our outstanding common stock. Accordingly, no amount of the shares underlying the warrants is included in the table as beneficially owned. According to the Schedule 13G/A (Amendment No. 1) filed with the SEC on January 9, 2018 by Sabby Management, LLC, Sabby Management, LLC and Hal Mintz may be deemed to beneficially own, and share with Sabby, the power to vote and direct the vote, and the power to dispose or direct the disposition of, the total number of shares beneficially owned by Sabby. Sabby Management, LLC serves as the investment manager of Sabby, and Mr. Mintz serves as manager of Sabby Management, LLC.

(2)	According to information contained in documents maintained by SenesTech, Inc. Armistice Capital Master Fund Ltd. (“Armistice”) beneficially owns 92,884 shares and 176,372 shares issuable upon exercise of warrants. The warrants contain a provision that limits exercise if Armistice would beneficially own in excess of 4.99% (or 9.99% at their election) of our outstanding common stock. Accordingly, no amount of the shares underlying the warrants is included in the table as beneficially owned. According to the Schedule 13G filed by Armistice, Armistice Capital, LLC and Steven Boyd with the SEC on March 16, 2020, Armistice Capital, LLC and Mr. Boyd may be deemed to beneficially own, and share with Armistice, the power to vote and direct the vote, and the power to dispose or direct the disposition of, the total number of shares beneficially owned by Armistice.

(3)	Includes shares of Common Stock held by Marc Dumont and Patrick Dumont, JTWROS, an affiliate of Mr. Dumont.

(4)	Includes shares of Common Stock held by Julia A. Williams MD Trust, an affiliate of Dr. Williams.

(5)	Drs. Mayer and Dyer are married, but for purposes of the share amounts and percentages in this table, their beneficial ownership is displayed separately. Drs. Mayer’s and Dyer’s employment was terminated December 24, 2019. The information provided reflects latest data available to the Company.

(6)	Does not include Drs. Mayer and Dyer.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the fiscal years ended December 31, 2019 and December 31, 2018, we were not a party to any transactions that require disclosure under Item 404 of Regulation S-K.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements provide for the indemnification of such persons for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact they are or were serving in such capacity. We believe that these charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors, officers and employees. Furthermore, we have obtained director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us.

Policies and Procedures for Transactions with Related Persons

We have adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the prior consent of our audit committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, in which the amount involved requires disclosure under Item 404 of Regulation S-K and such person would have a direct or indirect interest, must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

In addition, if a related person transaction will compromise the independence of one of our directors, our audit committee may recommend that our board of directors reject the transaction if it could affect our ability to comply with securities laws and regulations or Nasdaq listing requirements.

DIRECTOR INDEPENDENCE

Generally, under the continued listing requirements and rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Our board of directors has determined that Drs. Bechtel and Williams, Ms. Chiavarini and Messrs. Dumont and Szot are independent within the meaning of Nasdaq listing standards and that none of such directors has any relationship with the Company that would interfere with the exercise of their independent business judgment. The board also determined that Kenneth Siegel, our current Chief Executive Officer, is not independent. Accordingly, a majority of our directors are independent, as required under applicable Nasdaq rules. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Additionally, in determining the independence of Ms. Bechtel, the board of directors considered her position as the chief executive officer of Kito Impact Foundation, which received $50,000 from the Company in fiscal 2019 for consulting services. There are no arrangements or understandings between any director or nominee and any other person or entity other than the Company pursuant to which the director or nominee receives compensation in connection with that person’s candidacy or service as a director.

Our board of directors includes an audit committee, a compensation committee, a nominating and corporate governance committee, a commercialization committee and a finance committee. Our standing commitees⸻audit, compensation and nominating and corporate governance⸻are comprised solely of independent board members.

Item 14.	Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The aggregate fees billed by M&K for the years ended December 31, 2019 and 2018 for professional services described below are as follows:

	Year Ended December 31,
	2019	2018
Audit fees (1)	$57,983	$57,342
Audit-related fees (2)	$7,900	$15,125
Tax fees	$—	$—
All other fees	$—	$—
Total fees	$65,883	$72,467

(1)	Includes audit fees related to professional services rendered in connection with the audit of our annual consolidated financial statements, the reviews of the consolidated financial statements included in each of our quarterly reports on Form 10-Q, and accounting services that relate to the audited consolidated financial statements and are necessary to comply with generally accepted auditing standards.

(2)	Includes audit-related fees related to attestation services rendered in connection with our rights offering, completed on August 13, 2018 and our secondary offering of common stock, completed July 16, 2019, our registered direct offering of common stock. Such services were reasonably related to the performance of M&K’s audit of our financial statements and not reported under the caption “Audit fees.”

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by M&K and the estimated fees related to these services.

All audit, audit-related, and tax services were pre-approved by the audit committee, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Our pre-approval policies and procedures provide for the audit committee’s pre-approval of specifically described audit, audit-related, and tax services on an annual basis, but individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policies and procedures also require specific approval by the audit committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policies and procedures authorize the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(b)	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed with this Amendment.

SENESTECH, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

4.1*	Description of Securities
10.1+*	Employment Letter Agreement by and between the Registrant and Steven Krause, dated January 12, 2020
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

*	Filed herewith.

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESTECH, INC.

Date: April 20, 2020	By:	/s/ Kenneth Siegel
Kenneth Siegel
Chief Executive Officer

Date: April 20, 2020	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer