Form 10-Q
period 2020-03-31
SenesTech, Inc.
filed 2020-05-15
CIK 1680378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37941

SENESTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2079805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23460 N. 19th Avenue, Suite 110 Phoenix, AZ	85027
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of May 14, 2020: 3,394,955

SENESTECH, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2020

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SENESTECH, INC.

CONDENSED BALANCE SHEETS

(In thousands, except shares and per share data)

	March 31,	December 31,
	2020	2019
ASSETS	(Unaudited)

Current assets:
Cash	$1,492	$1,936
Accounts receivable trade, net	22	26
Accounts receivable-other	-	123
Prepaid expenses	297	257
Inventory	1,162	1,180
Deposits	18	20
Total current assets	2,991	3,542

Right to use asset-operating leases	622	699
Property and equipment, net	636	738
Total assets	$4,249	$4,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$116	$123
Accounts payable	739	265
Accrued expenses	600	1,193
Total current liabilities	1,455	1,581

Long-term debt, net	96	137
Operating lease liability	624	694
Total liabilities	2,175	2,412

Commitments and contingencies (See note 12)	-	-

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,819,981 and 1,414,671 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2	1
Additional paid-in capital	100,670	98,433
Accumulated deficit	(98,598)	(95,867)
Total stockholders’ equity	2,074	2,567

Total liabilities and stockholders’ equity	$4,249	$4,979

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

(Unaudited)

	For the Three Months
	Ended March 31,
	2020	2019
Revenue:
Sales	$37	$19
Cost of sales	22	12
Gross profit	15	7

Operating expenses:
Research and development	296	464
Selling, general and administrative	2,045	1,904
Total operating expenses	2,341	2,368

Net operating loss	(2,326)	(2,361)

Other income (expense):
Interest income	2	15
Interest expense	(8)	(13)
Other income (expense)	15	(5)
Total other income (expense)	9	(3)

Net loss and comprehensive loss	(2,317)	(2,364)
Deemed dividend-warrant price protection-revaluation adjustment	414	-
Net loss attributable to common shareholders	$(2,731)	$(2,364)

Weighted average common shares outstanding - basic and fully diluted	1,611,304	1,175,920

Net loss per common share - basic and fully diluted	$(1.69)	$(2.01)

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares and per share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2018	1,173,854	$1	$92,151	$(85,838)	$6,314

Issuance of common stock for services	1,929	-	32	-	32
Stock-based compensation	-	-	252	-	252
Issuance of common stock upon exercise of warrants	1,591	-	36	-	36
Issuance of common stock upon cashless exercise of stock options	924	-	-	-	-
Net loss for the three months ended March 31, 2019	-	-	-	(2,364)	(2,364)

Balance, March 31, 2019	1,178,297	$1	$92,471	$(88,202)	$4,270

Balance, December 31, 2019	1,414,671	$1	$98,433	$(95,867)	$2,567

Stock based compensation	-	-	151	-	151
Issuance of common stock, sold for cash, net	353,872	1	1,707	-	1,708
Issuance of common stock upon exercise of warrants	51,414	-	238	-	238
Issuance costs of common stock issuances			(273)		(273)
Issuance of common stock for fractional shares-20-1 reverse split	24	-	-	-	-
Warrant antidilution price protection adjustment			414		414
Net loss for the three months ended March 31, 2020	-	-	-	(2,731)	(2,731)

Balance, March 31, 2020	1,819,981	$2	$100,670	$(98,598)	$2,074

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,317)	$(2,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77	111
Stock-based compensation	151	252
Gain on sale of equipment	(15)	-
Loss on change in fair value of derivative	-	5
(Increase) decrease in current assets:
Accounts receivable - trade	4	(11)
Accounts receivable - other	123	-
Other assets	9	-
Prepaid expenses	(40)	(3)
Inventory	18	(74)
Deferred rent obligation	-	1
Increase (decrease) in current liabilities:
Accounts payable	474	99
Accrued expenses	(355)	37
Deferred rent	-	(1)
Net cash used in operating activities	(1,871)	(1,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received on sale of property and equipment	40	-
Purchase of property and equipment	-	(11)
Net cash provided by (used in) investing activities	40	(11)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	1,435	-
Repayments of notes payable	(14)	(32)
Repayments of finance lease obligations	(34)	(19)
Proceeds from the exercise of warrants	-	36
Net cash provided by (used in) financing activities	1,387	(15)

NET CHANGE IN CASH	(444)	(1,974)
CASH AT BEGINNING OF PERIOD	1,936	4,920
CASH AT END OF PERIOD	$1,492	$2,946

SUPPLEMENTAL INFORMATION:
Interest paid	$8	$13
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of accrual in warrant exercise	$238
Deemed dividend	$414	$-
Common stock issued on accrued bonus	$-	$32

See accompanying notes to financial statements.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 - Organization and Description of Business

SenesTech, Inc. (referred to in this report as “SenesTech,” the “Company,” “we” or “us”) was formed in July 2004 and incorporated in the state of Nevada. The Company subsequently reincorporated in the state of Delaware in November 2015. Our corporate headquarters is in Phoenix, Arizona. We have developed and are seeking to commercialize a global, proprietary technology for managing animal pest populations, initially rat populations, through fertility control.

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

In addition to the EPA registration of ContraPest in the United States, ContraPest must obtain registration from the various state regulatory agencies prior to selling in each state. We have received registration for ContraPest in all 50 states and the District of Columbia, 47 of which have approved the removal of the RUP designation.

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

Our financial statements as of March 31, 2020 and 2019 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm included in its opinion for the years ended December 31, 2019 and 2018 an explanatory paragraph referring to our net loss from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. If we encounter continued issues or delays in the commercialization of ContraPest, our prior losses and expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through additional financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.

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

Through March 31, 2020, we had received net proceeds of $68.9 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $0.6 million in net product sales. At March 31, 2020, we had an accumulated deficit of $98.6 million and cash and cash equivalents of $1.5 million.

Our ultimate success depends upon the outcome of a combination of factors, including: (i) successful commercialization of ContraPest and maintaining and obtaining regulatory approvals of our products and product candidates; (ii) market acceptance, commercial viability and profitability of ContraPest and other products; (iii) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development; (v) our ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.

We will need additional funding in order to continue to fund our operations and achieve profitability and become cash flow positive and will continue to seek additional financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2020, the Company’s operating results for the three months ended March 31, 2020 and 2019, and the Company’s cash flows for the three months ended March 31, 2020 and 2019. The accompanying financial information as of December 31, 2019 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2019, filed with the SEC on March 17, 2020 and April 21, 2020, respectively. All amounts shown in these financial statements and accompanying notes are in thousands, except percentages and per share and share amounts.

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

Accounts Receivable-Trade

Accounts receivable-trade consist primarily of receivables from customers. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $123 at March 31, 2020 and December 31, 2019, respectively.

Accounts Receivable-Other

Accounts receivable-other at March 31, 2020 was $0. Accounts receivable-other at December 31, 2019 consisted primarily of receivables related to insurance reimbursements due the Company.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work in progress and finished goods. Raw materials are stocked to reduce the risk of impact on manufacturing for potential supply interruptions due to COVID-19 or long lead times on certain ingredients.

Components of inventory are:

	March 31,	December 31,
	2020	2019
Raw materials	$1,024	$1,035
Work in progress	-	-
Finished goods	142	149
Total inventory	1,166	1,184
Less:
Reserve for obsolete	(4)	(4)
Total net inventory	$1,162	$1,180

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

Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. The cost of leasehold improvements is amortized over the life of the improvement or the term of the lease, whichever is shorter. Equipment held under finance leases is amortized over the shorter of the lease term or estimated useful life of the asset. The Company incurs repair and maintenance costs on its major equipment, which are expensed as incurred.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

The Company recognizes revenue when product is shipped at a fixed selling price on payment terms of 30 to 120 days from invoicing. The Company recognizes other revenue earned from pilot studies upon the performance of specific services under the respective service contract.

The Company derives revenue primarily from commercial sales of products.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, costs incurred related to conducting scientific trials and field studies, regulatory compliance costs, and manufacturing costs associated with process improvement. Also, included in research and development expenses is an allocation of facilities related costs, including depreciation of research and development equipment.

Stock-based Compensation

Stock based awards, consisting of restricted stock units and stock options expected to be settled in shares of the Company’s common stock, are recorded as equity awards. The grant date fair value of these awards is measured using the Black-Scholes option pricing model for stock options and grant date market value for restricted stock units. The Company expenses the grant date fair value of its stock options on a straight-line basis over their respective vesting periods. Performance-based awards are expensed over the performance period when the related performance goals are probable of being achieved.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

The stock-based compensation expense recorded for the three months ended March 31, 2020 and 2019, is as follows:

	Three Months Ended March 31,
	2020	2019
Research and development	$3	$9
Selling, general and administrative	148	243
Total stock-based compensation expense	$151	$252

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

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of March 31, 2020 or December 31, 2019 and as such, no interest or penalties were recorded in income tax expense.

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

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the three months ended March 31, 2020 and 2019. Therefore, basic and diluted loss per share attributable to common stockholders are the same for each period presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	March 31,
	2020	2019
Common stock purchase warrants	812,963	321,590
Restricted stock unit	5,877	11,895
Common stock options	136,239	81,499
Total	955,079	414,984

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

At March 31, 2020, the balance in Right to Use Asset-Long Term and Lease Liability-Long Term was $622 and ($624) respectively and at December 31, 2019, the balance in Right to Use Asset-Long Term and Lease Liability-Long Term was $699 and ($694) respectively.

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

In August 2018, the FASB issued authoritative guidance intended to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires presentation of the capitalized implementation costs in the statement of financial position and in the statement of cash flows in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented, and the expense related to the capitalized implementation costs to be presented in the same line item in the statement of operations as the fees associated with the hosting element (service) of the arrangement. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. . Effective January 1, 2020, the Company adopted the guidance and determined there was no applicability to the Company at this time and as such, there was no impact on our financial position, results of operations, or cash flows.

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

(In thousands, except share and per share data)

Note 3 - Fair Value Measurements – (continued)

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

March 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Common stock warrant liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$-	$-	$-	$-

Corporate fixed income debt securities	-	-	-	-

Total	$3	$-	$-	$-
Financial Liabilities:
Common stock warrant liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 4 - Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base, however the Company did identify a potentially uncollectable account and at March 31, 2020 and December 31, 2019 maintained a reserve for this receivable balance of $123. The Company does not require collateral or other securities to support its accounts receivable.

Note 5 - Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,	December 31,
	2020	2019
Director compensation	$-	$9
Director and officer insurance	123	115
NASDAQ fees	43	-
Legal retainer	25	25
Marketing programs and conferences	73	80
Professional services retainer	8	8
Rent	20	11
Equipment service deposits	-	1
Engineering, software licenses and other	5	8
Total prepaid expenses	$297	$257

Note 6 - Property and Equipment

Property and equipment, net consist of the following:

		March 31,	December 31,
	Useful Life	2020	2019
Research and development equipment	5 years	$1,470	$1,585
Office and computer equipment	3 years	733	753
Autos	5 years	54	54
Furniture and fixtures	7 years	41	41
Leasehold improvements	*	283	283
		2,581	2,716
Less accumulated depreciation and amortization		(1,945)	(1,978)
Total		$636	$738

* Shorter of lease term or estimated useful life

In the three months ended March 31, 2020, the Company received net proceeds of $40 in the sale of research and development equipment and office and computer equipment, resulting in a gain on the sale of these assets of $15.

Depreciation and amortization expense was approximately $77 and $111 for the three months ended March 31, 2020 and 2019, respectively.

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2020	2019
Compensation and related benefits	$578	$935
Accrued Litigation	-	238
Board Compensation	9	17
Personal property and franchise tax	10	2
Other	3	1
Total accrued expenses	$600	$1,193

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 8 - Borrowings

A summary of the Company’s borrowings, including finance lease obligations, is as follows:

	March 31,	December 31,
	2020	2019
Short-term debt:
Current portion of long-term debt	116	123
Total short-term debt	$116	$123
Long-term debt:
Finance lease obligations	$120	$155
Other promissory notes	92	105
Total	212	260
Less: current portion of long-term debt	(116)	(123)
Total long-term debt	$96	$137

Finance Lease Obligations

Finance lease obligations at March 31, 2020 are for computer and lab equipment leased through GreatAmerica Financial Services, Navitas Credit Corp. and ENGS Commercial Finance Co. These finance leases expire at various dates through April 2022 and carry interest rates ranging from 7.3% to 18.3%.

Other Promissory Notes

Also included in the table above are notes payable to Direct Capital, M2 Financing and Fidelity Capital, all for the financing of fixed assets. These notes expire at various dates through June 2022 and carry interest rates ranging from 13.1% to 13.3%.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of March 31, 2020 as follows:

					Balance				Balance				Balance
Issue Date	Warrant Type	Term Date	Exercise Price		December 31, 2018	Issued	Exercised	Expired	December 31, 2019	Issued	Exercised	Expired	March 31, 2020
2016 and prior	Various	Various-2020/2021	Various		17,059	-	-	-	17,059	-	(9,375)	-	7,684
	Common Stock Offering
November 21, 2017	Warrants	November 21, 2022	$2.1122	(1)	159,092	-	(15,591)	-	143,501	-		-	143,501
November 21, 2017	Dealer Manager Warrants	November 21, 2022	$30.00		47,250	-	-	-	47,250	-	(47,250)	-	-
June 20, 2018	Warrant Reissue	December 20, 2023	$36.40		56,696	-	-	-	56,696	-	-	-	56,696
August 13, 2018	Rights Offering Warrants	July 25, 2023	$23.00		267,853	-	(64,910)	-	202,943	-	-	-	202,943
August 13, 2018	Dealer Manager Warrants	August 13, 2023	$34.50		13,393	-	-	-	13,393	-	-	-	13,393
July 16, 2019	Dealer Manager Warrants	July 11, 2024	$33.75		-	8,334	-	-	8,334	-	-	-	8,334
January 28, 2020	Registered Direct Offering	July 28, 2025	$9.00		-	-	-	-	-	177,500	-	-	177,500
January 28, 2020	Dealer Manager Warrants	July 28, 2025	$10.00		-	-	-	-	-	13,312	-	-	13,312
March 6, 2020	Registered Direct Offering	September 8, 2025	$2.88		-	-	-	-	-	176,372	-	-	176,372
March 6, 2020	Dealer Manager Warrants	March 4, 2025	$3.76		-	-	-	-	-	13,228	-	-	13,228

					561,343				489,176				812,963

(1)	Pursuant to antidilution price adjustment protection contained within these warrants, the initial exercise price of these warrants was $30.00 per share, which adjusted downward to $29.40 on July 24, 2018, the record date of the Right’s Offering, downward to $19.00 per share on August 13, 2018, the date of the Rights Offering, downward to $7.13 per share on January 28, 2020, the date of a Registered Direct Offering and downward to $2.1122 per share on March 6, 2020, the date of a Registered Direct Offering.

Outstanding Warrants

As of March 31, 2020, we had 812,963 shares of common stock issuable upon exercise of outstanding common stock warrants, at a weighted-average exercise price of $12.58 per share.

On November 21, 2017, the Company issued a total of 232,875 detachable common stock warrants issued with the second public offering of 293,000 shares of its common stock at $20.00 per share. The common stock warrant is exercisable until five years from the date of grant. The common shares of the Company’s stock and detachable warrants exist independently as separate securities. As such, the Company estimated the fair value of the common stock warrants, exercisable at $30.00 per share, to be $661 using a lattice model based on the following significant inputs: common stock price of $20.00; comparable company volatility of 73.8%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 1.87. The initial exercise price of these warrants was $30.00 per share, which adjusted downward to $29.40 on July 24, 2018, the record date of the Right’s Offering and downward to $19.00 per share on August 13, 2018, the date of the Rights Offering, pursuant to antidilution price adjustment protection contained within these warrants. The exercise price of the warrants was adjusted downward to $7.13 on January 28, 2020 in connection with a private placement of common stock. Per guidance of ASC 260, the Company recorded a deemed dividend of $285 on the 143,501 unexercised warrants that contained this antidilution price adjustment protection provision and was calculated as the difference between the fair value of the warrants immediately prior to downward exercise price adjustment and immediately after the adjustment using a Black Scholes model based on the following significant inputs: On January 28, 2020, common stock price of $7.90; comparable company volatility of 73.8%; remaining term 2.82 years; dividend yield of 0% and risk-free interest rate of 1.45%.

The exercise price of the warrants was adjusted downward to $2.1122 on March 4, 2020 in connection with a private placement of common stock. Per guidance of ASC 260, the Company recorded a deemed dividend of $129 on the 143,501 unexercised warrants that contained this antidilution price adjustment protection provision and was calculated as the difference between the fair value of the warrants immediately prior to downward exercise price adjustment and immediately after the adjustment using a Black Scholes model based on the following significant inputs: On March 4, 2020, common stock price of $2.88; comparable company volatility of 74.5%; remaining term 2.71 years; dividend yield of 0% and risk-free interest rate of 0.68%.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

The estimated fair value of the derivative warrant liability was $0 at March 31, 2020. As this derivative warrant liability is revalued at the end of each reporting period, the fair values as determined at the date of grant and subsequent periods was based on the following significant inputs using a Monte Carlo option pricing model: common stock price of $158.20; comparable company volatility of 77.7% of the underlying common stock; risk-free rates of 1.93%; and dividend yield of 0%; including the probability assessment of a terminating change event occurring. The change in fair value of the derivative warrant liability was $0 for the three months ended March 31, 2020. As such, no entry was recorded in other income (expense) in the accompanying statements of operations and comprehensive loss.

Common Stock Warrants Issued in January and March 2020 Private Placements

In January and March 2020, in separate private placements concurrent with registered direct offerings (collectively, the “2020 Registered Direct Offerings”) of shares of the Company’s common stock, the Company also issued warrants to purchase an aggregate of up to 353,872 shares of common stock to certain institutional and accredited investors that participated in the 2020 Registered Direct Offerings. The warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. Terms used but not otherwise defined herein will have the meanings given them in the warrants, attached as Exhibit 4.1 to our Form 8-K filed on January 28, 2020, and our Form 8-K filed on March 6, 2020.

The warrants issued in January 2020 to purchase 177,500 shares of common stock have an exercise price of $9.00 per share, are exercisable after July 28, 2020 and will expire July 28, 2025. The warrants issued in March 2020 to purchase 176,372 shares of common stock have an exercise price of $2.88 per share, are immediately exercisable and will expire September 8, 2025.

For so long as the 2020 Warrants remain outstanding, the exercise price and number of shares of common stock issuable upon exercise of the warrants are subject to adjustment as follows: (a) upon payment of a stock dividend or other distribution on a class or series of shares common stock, not including shares issued under this warrant; (b) upon subdivision (by stock spilt, stock dividend, recapitalization, or otherwise) or combination (by reverse stock split or otherwise) of shares of common stock; or (c) upon the issuance of any shares of capital stock by reclassification of shares of the common stock.

In the event that the Company declares or makes any dividend or other distribution of its assets to holders of its common stock, each 2020 Warrant holder will be entitled to participate in such distribution to the same extent that such holder would have participated therein if the holder had held the number of shares of common stock acquirable upon exercise of the 2020 Warrant.

In the event of a Fundamental Transaction, as described in the 2020 Warrants and generally including the sale, transfer or other disposition of all or substantially all of our properties or assets; our consolidation or merger with or into another person or reorganization; a recapitalization, reorganization or reclassification in which our common stock is converted into other securities, cash or property; or any acquisition of our outstanding common stock that results in any person or group becoming the beneficial owner of 50% of the voting power represented by our outstanding common stock, then the holders of the 2020 Warrants will be entitled to receive upon exercise of such warrants the kind and amount of securities, cash, assets or other property that the holders would have received had they exercised the 2020 Warrants immediately prior to such Fundamental Transaction. Subject to certain limitations, in the event of a Fundamental Transaction the 2020 Warrant holder may at its option require the Company or any Successor Entity to purchase such warrant from the holder by paying to the holder an amount of cash equal to the Black Scholes Value of the remaining unexercised portion of the 2020 Warrant on the date of the consummation of the Fundamental Transaction.

Any time that the Company grants, issues, or sells any securities pro rata to all of the record holders of the common stock (the “2020 Purchase Right”), each holder of 2020 Warrants will be entitled to acquire the aggregate amount of securities that the holder could have acquired if the holder had held the number of shares of common stock acquirable upon exercise of the applicable 2020 Warrant. However, to the extent that an exercise of a 2020 Purchase Right would exceed the Beneficial Ownership Limitation (defined below), then to such extent the 2020 Purchase Right will be held in abeyance until such time, if ever, that complete exercise of the 2020 Purchase Right would not exceed the Beneficial Ownership Limitation.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

After the Initial Exercisability Date, the 2020 Warrants will be exercisable, at the option of each holder, in whole or in part, by delivering to us a duly executed exercise notice accompanied by payment in full for the number of shares of our common stock purchased upon such exercise. If, at the time a holder exercises the 2020 Warrant (but not sooner than six months following the date of such warrant), a registration statement registering the issuance of the shares of common stock underlying the 2020 Warrants under the Securities Act is not then effective or available, nor is any current prospectus thereto available, and an exemption from registration under the Securities Act is not available for the issuance of such shares, then in lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the number of shares of common stock determined according to a formula set forth in the 2020 Warrant.

Limitations on Exercise. A holder (together with its affiliates) may not exercise any portion of the 2020 Warrants to the extent that the holder would own more than 4.99% of the outstanding common stock after exercise (the “Beneficial Ownership Limitation”), except that upon at least 61 days’ prior notice from the holder to us, the holder may increase the Beneficial Ownership Limitation up to 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the 2020 Warrants. No fractional shares of common stock will be issued in connection with the exercise of a 2020 Warrant. In lieu of fractional shares, we will either pay the holder an amount in cash equal to the fractional amount multiplied by the exercise price or round up to the next whole share.

Except as otherwise provided in the 2020 Warrants or by virtue of such holder’s ownership of shares of our common stock, the holders of the 2020 Warrants do not have the rights or privileges of holders of our common stock, including any voting rights, unless and until they exercise such warrants.

Common Stock Warrants Issued to Placement Agent in 2020 Registered Direct Offerings and Private Placement

In connection with the separate private placements concurrent with registered direct offerings of shares of the Company’s common stock in January and March 2020, the Company issued to H.C. Wainwright & Co., LLC, as placement agent, a warrant to purchase 13,228 shares of common stock and a warrant to purchase 13,313 shares of common stock. The warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. Terms used but not otherwise defined herein will have the meaning given them in the warrant, attached as Exhibit 4.2 to our Form 8-K filed on January 28, 2020 and our Form 8-K filed on March 6, 2020. These warrants have substantially similar terms as the 2020 Warrants described above, except that the placement agent warrant issued in January 2020 has an exercise price of $10.00 per share, and the placement agent warrant issued in March 2020 has an exercise price of $3.7563 per share.

Deemed Dividend Adjustment-Warrant Modified Terms Revaluation

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

Per guidance of ASC 260, the Company recorded a deemed dividend of $11 on the 6,934 unexercised warrants that were affected by the modification of terms. The dividend was calculated as the difference between the fair value of the warrants immediately prior to modification of terms and immediately after the adjustment using a Black Scholes model based on the following significant inputs: On December 2, 2019: common stock price of $12.00; comparable company volatility of 73.2%; remaining term 0.01 years; dividend yield of 0% and risk-free interest rate of 1.63. As adjusted, common stock price of $12.00; comparable company volatility of 73.2%; remaining term 1.01 years; dividend yield of 0% and risk-free interest rate of 1.63.

On March 3, 2020, the Company issued an aggregate of 51,414 common shares in a cashless exercise of 56,625 warrants issued in December 2016 and November 2017. Consideration for the exercise of these warrants was the full settlement of an outstanding litigation reserve of $238,000.

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

Common Stock

The Company had 1,819,981 and 1,414,671 shares of common stock issued and outstanding as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, the Company issued 405,310 shares of common stock as follows:

●	an aggregate of 177,500 shares in connection with a registered direct offering generating net proceeds to the Company in January 2020 of approximately $1.2 million, as further described below;

●	an aggregate of 176,372 shares in connection with a registered direct offering generating net proceeds to the Company in March 2020 of approximately $0.5 million, as further described below;

●	an aggregate of 51,414 shares for the exercise of outstanding warrants in settlement of an outstanding litigation reserve of $238,000 (see Note 9 — Common Stock Warrants and Common Stock Warrant Liability for further details); and

●	an aggregate of 24 shares for true up of shares as a result of the 1-for-20 reverse stock split effected in February 2020.

Registered Direct Offerings

On March 6, 2020, the Company closed a registered direct offering of an aggregate of 176,372 shares of our common Stock at a purchase price of $3.005 per share for aggregate gross proceeds of approximately $0.5 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by us. In addition, we also issued warrants exercisable for an aggregate of up to 176,372 shares of our common stock with an exercise price of $2.88 per share. In addition, in connection with the offering, we issued the placement agent five-year warrants to purchase up to 13,228 shares of our common Stock at an exercise price of $3.7563 per share.

On January 28, 2020, the Company closed a registered direct offering of an aggregate of 177,500 shares of our common stock at a purchase price of $8.00 per share for aggregate gross proceeds of approximately $1.42 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by us. In addition, in a concurrent private placement, we also issued and sold warrants exercisable for an aggregate of up to 177,500 shares of our common stock with an exercise price of $9.00 per share. In connection with the offering, we issued the placement agent five-year warrants to purchase up to 13,312 shares of our common stock at an exercise price of $10.00 per share.

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

Options are generally issued with a per share exercise price equal to no less than fair market value of our common stock at the date of grant. Options granted under the 2018 Plan generally vest immediately, or ratably over a two- to 36-month period coinciding with their respective service periods. Options under the 2018 Plan generally have a term of five years. Certain stock option awards provide for accelerated vesting upon a change in control.

As of March 31, 2020, the Company had 33,758 shares of common stock available for issuance under the 2018 Plan.

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

The Company did not issue any option grants in the three months ended March 31, 2020.

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

The following table summarizes the stock option activity, for both equity plans, for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2019	136,489	$28.00	3.9	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	(250)	$-	-	$-
Expired	-	$-	-	$-
Outstanding at March 31, 2020	136,239	$27.90	3.1	$-
Exercisable at March 31, 2020	94,298	$30.52	2.8	$-

(1)	The aggregate intrinsic value in the table was calculated based on the difference between the estimated fair market value of the Company’s stock and the exercise price of the underlying options. The estimated stock values used in the calculation were $2.07 and $11.00 per share for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2020:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2019	5,877	$30.28
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Outstanding as of March 31, 2020	5,877	$30.28

The stock-based compensation expense was recorded as follows:

	Three Months Ended March 31,
	2020	2019
Research and development	$3	$9
Selling, general and administrative	148	243
Total stock-based compensation expense	$151	$252

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Stock-based Compensation – (continued)

The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.

At March 31, 2020, the total compensation cost related to unvested options and unvested restricted stock units not yet recognized was $818, which will be recognized over a weighted average period of 24 months, assuming the employees and non-employees complete their service period required for vesting.

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

Lease Commitments

The Company is obligated under finance leases for certain research and computer equipment that expire on various dates through April 2022. At March 31, 2020, the gross amount of office and computer equipment, and research equipment and the related accumulated amortization recorded under the finance leases was $478 and $291, respectively.

In February 2012, the Company entered into an operating lease for its then corporate headquarters in Flagstaff, Arizona. The lease was originally due to expire in January 2015. In December 2013, the Company amended its lease to expand into the remaining area in the building and extended the term to December 31, 2019. In February 2014, the Company further amended the lease to expand into an adjacent building. The lease requires escalating rental payments over the lease term. Minimum rental payments under the operating lease are recognized on a straight-line basis over the term of the lease and accordingly, the Company records the difference between the cash rent payments and the recognition of rent expense as a deferred rent liability. The lease is guaranteed by the former President of the Company. In December 2019, we extended the current lease for only our manufacturing facilities located in Flagstaff, Arizona, occupying a total of 7,632 square feet of space. The lease for our manufacturing facilities expires in December 2020.

On November 16, 2016, we leased an additional 1,954 square feet of research and development space, also in Flagstaff. This lease expired on November 15, 2018 but was extended for an additional 24 months, through November 2020. A subsequent amendment to the lease allows for the Company to cancel the lease at any time through the lease term with 30 days’ notice. The Company provided a 30-day cancellation notice effective February 2020.

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

Rent expense was $69 and $68 for the three months ended March 31, 2020 and 2019, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum finance lease payments as of March 31, 2020 are follows:

	Finance Leases	Operating Lease
Years Ending December 31,
2020	50	174
2021	58	136
2022	28	138
2023	-	141
2024	-	132
Total minimum lease payments	$136	$721

Finance Leases

Less: amounts representing interest (ranging from 7.2% to 18.3%)	$16

Present value of minimum lease payments	120

Less: current installments under finance lease obligations	55

Total long-term portion	$65

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 13 - Subsequent Events

The travel and other restrictions that started in March in response to the COVID-19 pandemic resulted in a significant slowdown in our field studies and sales efforts.  We were able to resume some projects by late-April, however, we still have delays on certain projects that might remain on hold until the lifting of government restrictions.  These delays could impact our results in future quarters. In addition, stay at home orders have severely limited our ability to communicate with current and potential commercial customers. COVID-19 is also placing a significant burden on federal, state and local governments which may impede or delay our ability to sell our products to them.

On April 15, 2020, we entered into a loan agreement with BMO Harris Bank National Association as the lender in an aggregate principal amount of $645,700 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan is evidenced by a promissory note dated April 15, 2020 and matures April 15, 2022. The loan bears interest at a rate of 1.00% per annum and contains customary events of default including, among other things, payment defaults. The loan closed and was funded April 20, 2020. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The loan is subject to forgiveness to the extent proceeds are used for qualifying expenses, including certain payroll, utility, rent and mortgage interest expenses. No assurance is provided that the Company will obtain forgiveness of the loan in whole or in part.

On April 24, 2020, the Company closed a public offering of 145,586 Class A Units and 1,428,722 Class B Units. Each unit is comprised of one share of common stock, par value $0.001 per share or common stock equivalent in the form of a pre-funded warrant and one warrant to purchase one share of common stock. The Class A Units were offered at a public offering price of $3.176 per unit, and the Class B Units were offered at a public offering price of $3.175 per unit priced at-the-market under Nasdaq rules.

The Company estimates that the net proceeds from the Public Offering will be approximately $4.3 million assuming the full exercise of the pre-funded warrants sold in this offering after deducting certain fees due to the placement agent and other estimated transaction expenses. The net proceeds received by the Company from the transactions will be used to fund working capital and other general corporate purposes, including the Company’s commercialization efforts of ContraPest.

In April and May 2020, the Company issued an aggregate of 1,428,722 shares for the exercise of the pre-funded warrants noted above. The net proceeds to the Company for these exercises were $14.

In April 2020, the Company issued 666 shares of common stock in the settlement of restricted stock units that vested during the period.

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

Forward-Looking Statements

Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, notes to our condensed consolidated financial statements and elsewhere in this report are not historical facts but are forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can   identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,”   “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to:

●	The impacts and implications of the COIVD-19 pandemic;

●	Our commercialization and promotion strategy and plans, including key elements to our business strategy, how we commercialize, our sales approach, our areas and markets of focus, our pricing strategy, our strategic relationships and which geographic markets we target;

●	The potential market opportunities for commercializing our product candidates and the role we expect ContraPest to hold within the market;

●	Our seeking, obtaining or maintaining regulatory approvals for our product candidates;

●	The anticipated results and effects of our products, including those indicated in studies;

●	Our expectations regarding the potential market size for our products and how the market may develop;

●	Our estimates or expectations related to our revenue, cash flow, expenses, capital requirements and need for additional financing;

●	Our ability to improve our cost structure and gross margins, and limit our cash burn;

●	Our plans for our business, including for research and development;

●	Our ability to enter into strategic arrangements and to achieve the expected results from such arrangements;

●	The initiation, timing, progress and results of field studies and other studies and trials and our research and development programs;

●	Our ability to develop and manufacture our products candidates to meet demand and in a commercially efficient manner;

●	The scope of protection we are able to obtain and maintain for our intellectual property rights covering our product candidates;

●	Our financial performance, including our ability to fund operations;

●	Developments and projections relating to our projects, competitors and our industry;

●	Our expectation regarding our ability to sell our products at commercially reasonable values;

●	Our beliefs and expectations related to pending litigation; and

●	Other risks and uncertainties, including those described or incorporated by reference under the caption “Risk Factors” in our 2019 Annual Report.

These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or   our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part II of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2019, filed with the SEC on March 17, 2020 and April 21, 2020, respectively, (collectively, the “2019 Annual Report”), and Item 1A of Part II of this Form 10-Q, in each case entitled “Risk Factors,” and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Through March 31, 2020, we had received net proceeds of $68.9 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $0.6 million in net product sales. At March 31, 2020, we had an accumulated deficit of $98.6 million and cash and cash equivalents of $1.5 million.

We have incurred significant operating losses every year since our inception. Our net losses were $2.7 million for the three months ended March 31, 2020 and $2.4 million for the three months ended March 31, 2019. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

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

As a result, a significant portion of our operating expenses includes stock-based compensation expense. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy. Specifically, our stock-based compensation expense for the three months ended March 31, 2020 and March 31, 2019 was $151,000 and $252,000, respectively, which represented 6.4% and 10.6%, respectively, of our total operating expenses for those periods.

We will need additional funding in order to continue to fund our operations and achieve profitability and become cash flow positive and will continue to seek additional financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

While the effects of the COVID-19 pandemic did not have a significant impact on revenue during our first quarter, the travel and other restrictions that started in March resulted in a significant slowdown in our proof of concept field studies and sales efforts. We were able to resume field studies in some important projects by late-April and initially believed that we would re-start all our most significant field studies as we obtained limited waivers of certain travel bans; however, we still have delays on certain projects that might remain on hold until the lifting of government restrictions. These delays could impact our results in future quarters. Initially, we believed that pest control would continue through the pandemic as a necessity and we were and have been able to maintain our manufacturing with cautionary, best practices put in place. However, we have concerns over distributor, pest control operator and individual consumer spending as restrictive measures related to the pandemic continue. Stay at home orders across the world have impeded our ability to communicate with current and prospective customers, potentially reducing sales until the orders are lifted. In addition, federal, state and municipal budgets are under severe strain as a result of the pandemic. This may delay or impede their ability to make near term purchases of our products. While we have stocked certain long lead time inventory raw material ingredients, any prolonged impact on the suppliers we rely on for the purchase of these items by the COVID-19 pandemic could impact future manufacturing operations.

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

We continue to focus on improving our cost structure, with the goals of shifting resources to commercialization, significantly reducing our year over year burn rate and achieving a 50% or greater gross margin. Steps have included relocating to more cost-efficient space, organizational restructuring, and improving our manufacturing and supply processes and reducing staffing. We expect to see the benefit to costs of these steps in the coming quarters.

We plan to continue to utilize various forms of stock-based compensation awards in order to attract and retain qualified employees. As a result, we anticipate that stock-based compensation expense will continue to represent a significant portion of our selling, general and administrative expenses for the foreseeable future.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate has been affected by the full valuation allowance recorded since inception on the Company’s deferred tax assets.

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net operating losses we have incurred in each year in our history or for our generated research and development tax credits, due to the uncertainty regarding our ability to realize a benefit from these tax attributes. At March 31, 2020, the Company has federal and state net operating loss carryforwards of approximately $61.3 million and $47.8 million, respectively, not considering any potential IRC Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2023, unless previously utilized. Included in the $61.3 million of federal loss carryforwards are approximately $16.8 million of net operating losses that do not expire due to the tax law changes promulgated in conjunction with the Tax Cuts and Jobs Act of 2017.

Additionally, the utilization of the net operating loss and tax credit carryforwards could be subject to annual limitations under sections 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions, due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by section 382, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not conducted an analysis of an ownership change under section 382. To the extent that a study is completed and an ownership change is deemed to have occurred, the Company’s net operating losses could be limited.

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	For the Three Months
	Ended March 31,
	2020	2019

Revenue:
Sales	$37	$19
Cost of sales	22	12
Gross profit	15	7

Operating expenses:
Research and development	296	464
Selling, general and administrative	2,045	1,904
Total operating expenses	2,341	2,368

Net operating loss	(2,326)	(2,361)

Other income (expense):
Interest income	2	15
Interest expense	(8)	(13)
Other income	15	(5)
Total other income (expense)	9	(3)

Net loss and comprehensive loss	(2,317)	(2,364)
Deemed dividend-warrant price protection-revaluation adjustment	414	-
Net loss attributable to common shareholders	$(2,731)	$(2,364)

Weighted average common shares outstanding - basic and fully diluted	1,611,304	1,175,920

Net loss per common share - basic and fully diluted	$(1.69)	$(2.01)

Net Sales

Net sales were $37,000 for the three months ended March 31, 2020, compared to $19,000 for the three months ended March 31, 2019. Sales increased $18,000 due to our shift to pull through sales strategy directed at consumers and end users. This strategy has shown initial promise. However, the benefit of this strategy has been offset by reduced sales, reflecting reduced spending by customers due to COVID-19.

Cost of Sales

Cost of sales was $22,000 or 59.5% of net sales for the three months ended March 31, 2020, compared to $12,000 or 63.2% for the three months ended March 31, 2019. The increase in cost of goods sold of $10,000 in 2020 is primarily due to higher sales volume. The decrease in cost of sales as a % of net sales was due to reduced scrap expense and continued process improvement and efficiencies. We anticipate cost of goods sold as a percentage of sales will improve for the foreseeable future due to manufacturing efficiencies as a result of the scale up activities.

Gross Profit

Gross profit for the three months ended March 31, 2020 was $15,000 or 40.5% of net sales, compared to a gross profit of $7,000 or 39.0% of net sales, for the same period in 2019. The increase in gross profit was a direct result of decreased scrap related to scale-up activities as well as continued process improvement and efficiencies.

Research and Development Expenses

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019
	(in thousands)
Direct research and development expenses:
Unallocated expenses:
Personnel related (including stock-based compensation)	$137	$226	$(89)
Facility-related	42	63	(21)
Other	117	175	(58)
Total research and development expenses	$296	$464	$(168)

Research and development expenses were $296,000 for the three months ended March 31, 2020, compared to $464,000 for the same period in 2019. The $168,000 decrease in research and development expenses was primarily due to a decrease of $89,000 in personnel-related costs, including stock-based compensation expense, due to the classification of certain field support employees to sales and marketing. With more focus on the commercialization of ContraPest, it was determined that these certain field support employees previously classified as research and development are now refocused on sales and marketing efforts.

Facility-related expense decreased $21,000 due primarily to the cancellation of a facility lease of 1,954 square feet of research and development space in Flagstaff, Arizona.

The decrease in other research and development expenses of $58,000 was primarily due to a reclassification of other expenses related to certain field support employees to sales and marketing as described above.

We also continue to develop our supply chain, particularly identifying and improving our sourcing key ingredients for our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2.0 million for the three months ended March 31, 2020, as compared to approximately $1.9 million for the three months ended March 31, 2019. The increase of $100,000 in selling, general and administrative expenses was primarily due to a decrease of $100,000 in net salary costs, a decrease of $30,000 in travel expenses, offset by a $165,000 increase in professional service fees and $65,000 in expenses related to restricted use field projects. The decrease in net salary costs of $100,000 was due primarily to a decrease of stock compensation expenses. The increase in professional services expenses was primarily due to increased legal expenses related to litigation settlement and the 1-for-20 reverse stock split and common stock offerings.

Interest Income/Expense, Net

We recorded interest expense of $6,000, net, for the three months ended March 31, 2020, as compared to interest income, net, of $2,000 for the same period in 2019. The $8,000 decrease in interest income was a result of decreased interest income earned as a result of lower average daily cash balance and year over year.

Other Income (Expense)

We recorded $15,000 of other income, net, for the three months ended March 31, 2020, compared to $5,000 of other expense, net, for the same period in 2019. The $20,000 net increase is due primarily to recognized gains of $15,000 during the three months ended March 31, 2020 and a decrease in other expenses related to the year-over-year fair market value adjustment of our derivative warrant.

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

Through March 31, 2020, we had received net proceeds of $68.9 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, and an aggregate of $1.7 million from licensing fees and an aggregate of $0.6 million from product sales. At March 31, 2020, we had an accumulated deficit of $98.6 million and cash and cash equivalents of $1.5 million.

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

We will need additional funding in order to continue to fund our operations and achieve profitability and become cash flow positive and will continue to seek additional financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

Additional Funding Requirements

We expect our expenses to continue or increase in connection with our ongoing activities, particularly as we focus on marketing and sales of ContraPest. Further, the COVID-19 pandemic will likely delay completion of field studies and achievement of sales, which will further increase our need for financing. In addition, we will continue to incur costs associated with operating as a public company.

In particular, we expect to incur substantial and increased expenses as we:

●	Change our work processes to address COVID-19 workplace changes;

●	Work to maximize market acceptance for, and generate sales of, our products;
●	Manage the infrastructure for the sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

●	Continue the development of ContraPest and our other product candidates, including engaging in any necessary field studies;

●	Seek additional regulatory approvals for ContraPest and our other product candidates;

●	Scale up manufacturing processes and quantities to meet future demand of ContraPest and any other product candidates for which we receive regulatory approval;

●	Continue product development of ContraPest and advance our research and development activities and advance the research and development programs for other product candidates;

●	Maintain, expand and protect our intellectual property portfolio; and

●	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

We believe we will need additional financing to fund these continuing and additional expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2020	2019

Cash used in operating activities	$(1,871)	$(1,948)
Cash provided by (used in) investing activities	40	(11)
Cash provided by (used in) financing activities	1,387	(15)
Net increase (decrease) in cash and cash equivalents	$(444)	$(1,974)

Operating Activities.

During the three months ended March 31, 2020, operating activities used $1.9 million of cash, primarily resulting from our net loss of $2.3 million offset by changes in our operating assets and liabilities of $233,000 and by non-cash charges of $213,000, consisting primarily of stock-based compensation, depreciation and gains recognized on sale of equipment. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted primarily of a net increase in prepaid expenses of $40,000 offset by a net decrease in accrued expenses and accounts payable of $119,000, a decrease in accounts receivable-trade and accounts receivable-other of $127,000, a decrease in other assets of $9,000 and a decrease in inventory of $18,000.

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

Investing Activities.

For the three months ended March 31, 2020, we generated $40,000 in net cash related to investing activities as a result of sales of fixed assets.

For the three months ended March 31, 2019, we used $11,000 in net cash related to investing activities due to purchases of property and equipment.

Financing Activities.

During the three months ended March 31, 2020, net cash provided by financing activities was $1.4 million as a result of proceeds received from the issuance of common stock of $1.4 million offset by $34,000 related to payments of finance lease obligations and 14,000 of payments of notes payable.

During the three months ended March 31, 2019, net cash used by financing activities was $15,000 as a result of payments of $32,000 related to notes payable and $19,000 in payments of finance lease obligations, offset by proceeds from the exercise of warrants of $36,000.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition (“ASC 605”). Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of the fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The performance obligations identified by the Company under Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers, are straightforward and similar to the unit of account and performance obligation determination under ASC Topic 605, Revenue Recognition.

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures, in accordance with ASC Topic 718 — Stock Compensation. We estimate the grant date fair value of the awards, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards is expensed on a straight-line basis over the vesting period of the respective award. We account for stock-based compensation arrangements with non-employees using a fair value approach. The fair value of these stock options is measured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option. The fair value of the stock options granted to non-employees is re-measured as the stock options vest and is recognized in the statements of operations and comprehensive loss during the period the related services are rendered.

We recorded stock-based compensation expense of approximately $151,000 and $252,000 for the three months ended March 31, 2020 and 2019, respectively. We expect to continue to grant stock options and other equity-based awards in the future and continue to recognize stock-based compensation expense in future periods.

The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards. If we had made different assumptions, our stock-based compensation expense, net loss and loss per share of common stock could have been significantly different. Our assumptions are as follows:

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. Our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, we estimate the expected term by using the simplified method, which calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

●	Expected volatility. Expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term. We intend to continue to consistently apply this process using the same or similar public companies unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected dividend. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

●	Expected forfeitures. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period that the estimates are revised.

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

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Selling, general and administrative expenses	$148	$243
Research and development expense	3	9
Total stock-based compensation expense	$151	$252

The intrinsic value of stock options outstanding as of March 31, 2020 was $0.

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

These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings in which we are involved, see Note 12 — Commitments and Contingencies under the subsection titled “Legal Proceedings” in our Notes to Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Except as discussed below, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our 2019 Annual Report.

The impacts of the coronavirus pandemic could adversely affect our business, and other similar crises could result in similar or other harms.

The outbreak of the novel coronavirus (COVID-19) pandemic has resulted in widespread travel and transportation restrictions and closures of commercial spaces, industrial facilities and other spaces and businesses in and across the United States and the world, including in the locations we operate or target sales. As a result, our business has been impacted and we could face continued or more adverse effects. In addition, our results and financial condition may be adversely affected by federal or state legislation (or other similar laws, regulations, orders or other governmental or regulatory actions or best practices) that would impose new restrictions on our ability to operate our business or customers to operate their businesses. For example, our sales and technical field forces have been restricted from traveling, which adversely affects our ability to sell our products and complete field studies. While we have implemented cautionary procedures at our manufacturing facility, there may be disruptions to our ability to manufacture due to “stay at home” orders or additional workplace controls. Our customers may be less inclined or unable to purchase our products or continue product studies due to restrictions under which they may be operating. Those restrictions are more severe in some jurisdictions, such as California. If financial markets continue to tighten, we may have more limited ability to raise necessary financing. We source some of our critical raw materials from Asia, and the coronavirus has caused supply chain disruptions, which could limit a timely supply of materials. Each of these could have negative effects on our business, results of operations, financial condition and cash flows. Even if the coronavirus pandemic passes, another crisis with similar effects could develop and harm our business, financial results and liquidity.

The degree to which COVID-19 may impact our results of operations and financial condition is unknown at this time and will depend on future developments, including the ultimate severity and the duration of the pandemic, and further actions that may be taken by governmental authorities or businesses or individuals on their own initiatives in response to the pandemic.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2020, that were not previously disclosed in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit		Filed or Furnished		Incorporated by Reference
Number	Description	Herewith	Form	Filing Date	Exhibit	File No.

3.1	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation		10-K	3/17/2020	3.1	001-37941

4.1	Form of Warrant		8-K	1/28/2020	4.1	001-37941

4.2	Form of Placement Agent Warrant		8-K	1/28/2020	4.2	001-37941

4.3	Form of Warrant		8-K	3/6/2020	4.1	001-37941

4.4	Form of Placement Agent Warrant		8-K	3/6/2020	4.2	001-37941

10.1+	Employment Letter Agreement by and between the Company and Kim Wolin dated January 28, 2020		S-1/A	2/13/2020	10.7	333-236302

10.2+	Employment Letter Agreement by and between the Company and Steven Krause, dated January 12, 2020		10-K/A	4/21/2020	10.1	001-37941

10.3	Form of Securities Purchase Agreement, dated as of January 23, 2020, between the Company and each purchaser thereto		8-K	1/28/2020	10.1	001-37941

10.4	Form of Securities Purchase Agreement, dated as of March 4, 2020, between the Company and the purchaser thereto		8-K	3/6/2020	10.1	001-37941

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC. (Registrant)

Dated: May 15, 2020	By:	/s/ Kenneth Siegel
Kenneth Siegel
Chief Executive Officer

Dated: May 15, 2020	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer