Form 10-Q
period 2020-06-30
SenesTech, Inc.
filed 2020-08-13
CIK 1680378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of common stock outstanding as of August 13, 2020: 3,398,832

SENESTECH, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2020

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SENESTECH, INC.

CONDENSED BALANCE SHEETS

(In thousands, except shares and per share data)

	June 30,	December 31,
	2020	2019
ASSETS	(Unaudited)

Current assets:
Cash	$4,718	$1,936
Accounts receivable trade, net	45	26
Accounts receivable-other	-	123
Prepaid expenses	284	257
Inventory	1,135	1,180
Deposits	18	20
Total current assets	6,200	3,542

Right to use asset-operating leases	573	699
Property and equipment, net	564	738
Total assets	$7,337	$4,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$114	$123
Accounts payable	640	265
Accrued expenses	399	1,193
Total current liabilities	1,153	1,581

Long-term debt, net	714	137
Operating lease liability	577	694
Total liabilities	2,444	2,412

Commitments and contingencies (See note 12)	-	-

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 3,398,832 and 1,414,671 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	3	1
Additional paid-in capital	105,117	98,433
Accumulated deficit	(100,227)	(95,867)
Total stockholders’ equity	4,893	2,567

Total liabilities and stockholders’ equity	$7,337	$4,979

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Revenue:
Sales	$71	$24	$108	$43
Cost of sales	43	21	65	33
Gross profit	28	3	43	10

Operating expenses:
Research and development	226	463	522	927
Selling, general and administrative	1,427	1,831	3,472	3,735
Total operating expenses	1,653	2,294	3,994	4,662

Net operating loss	(1,625)	(2,291)	(3,951)	(4,652)

Other income (expense):
Interest income	-	11	2	26
Interest expense	(7)	(11)	(15)	(24)
Other income (expense)	3	2	18	(3)
Total other income (expense)	(4)	2	5	(1)

Net loss and comprehensive loss	(1,629)	(2,289)	$(3,946)	$(4,653)
Deemed dividend-warrant price protection-revaluation adjustment	-	-	414	-
Net loss attributable to common shareholders	$(1,629)	$(2,289)	$(4,360)	$(4,653)

Weighted average common shares outstanding - basic and fully diluted	2,760,875	1,227,628	2,186,089	1,201,917

Net loss per common share - basic and fully diluted	$(0.59)	$(1.86)	$(1.99)	$(3.87)

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares and per share data)

(Unaudited)

For The Three Months Ended June 30, 2019 and 2020

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, March 31, 2019	1,178,297	$1	$92,471	$(88,202)	$4,270

Issuance of common stock for services	4,311	-	2	-	2
Stock-based compensation	-	-	219	-	219
Issuance of common stock upon exercise of warrants	78,694	-	1,747	-	1,747
Issuance of common stock upon exercise of stock options	326	-	-	-	-
Payments for employee withholding taxes related to share-based awards	-	-	(24)	-	(24)
Net loss for the three months ended June 30, 2019	-	-	-	(2,289)	(2,289)
Balance, June 30, 2019	1,261,628	$1	$94,415	$(90,491)	$3,925

Balance, March 31, 2020	1,819,981	$2	$100,670	$(98,598)	$2,074

Issuance of common stock for services	4,543	-	-	-	-
Stock-based compensation	-	-	141	-	141
Issuance of common stock, sold for cash, net	1,574,308	1	4,306	-	4,307
Net loss for the three months ended June 30, 2020	-	-	-	(1,629)	(1,629)
Balance, June 30, 2020	3,398,832	$3	$105,117	$(100,227)	$4,893

For The Six Months Ended June 30, 2019 and 2020

Balance, December 31, 2018	1,173,854	$1	$92,151	$(85,838)	$6,314

Issuance of common stock for services	6,240	-	34	-	34
Stock-based compensation	-	-	471	-	471
Issuance of common stock upon exercise of warrants	80,285	-	1,783	-	1,783
Issuance of common stock upon exercise of stock options	1,259	-	-	-	-
Payments for employee withholding taxes related to share-based awards	-	-	(24)	-	(24)
Net loss for the six months ended June 30, 2019	-	-	-	(4,653)	(4,653)
Balance, June 30, 2019	1,261,638	$1	$94,415	$(90,491)	$3,925

Balance, December 31, 2019	1,414,671	$1	$98,433	$(95,867)	$2,567

Issuance of common stock for services	4,543	-	-	-	-
Stock-based compensation	-	-	291	-	291
Issuance of common stock upon exercise of warrants	51,414	-	238	-	238
Issuance of common stock, sold for cash, net	1,928,180	2	5,741	-	5,743
Warrant antidilution price protection adjustment			414		414
Issuance of common stock for fractional shares-20-1 reverse split	24
Net loss for the six months ended June 30, 2020	-	-	-	(4,360)	(4,360)
Balance, June 30, 2020	3,398,832	$3	$105,117	$(100,227)	$4,893

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,946)	$(4,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148	213
Stock-based compensation	291	471
(Gain) loss on sale of equipment	(18)	2
Loss on change in fair value of derivative	-	1
(Increase) decrease in current assets:
Accounts receivable - trade	(19)	(17)
Accounts receivable - other	123	-
Other assets	11	4
Prepaid expenses	(27)	13
Inventory	45	(70)
Increase (decrease) in current liabilities:
Accounts payable	375	82
Accrued expenses	(556)	53
Deferred rent	-	(6)
Net cash used in operating activities	(3,573)	(3,907)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received on sale of property and equipment	44	-
Purchase of property and equipment	-	(47)
Net cash provided by (used in) investing activities	44	(47)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	5,743	-
Proceeds from the issuance of notes payable	646	-
Repayments of notes payable	(29)	(112)
Repayments of finance lease obligations	(49)	(38)
Proceeds from the exercise of warrants	-	1,783
Payment of employee withholding taxes relating to share-based awards		(24)
Net cash provided by financing activities	6,311	1,609

NET CHANGE IN CASH	2,782	(2,345)
CASH AT BEGINNING OF PERIOD	1,936	4,920
CASH AT END OF PERIOD	$4,718	$2,575

SUPPLEMENTAL INFORMATION:
Interest paid	$15	$24
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of accrual in warrant exercise	$238
Deemed dividend	$414	$-
Common stock issued on accrued bonus	$-	$32

See accompanying notes to financial statements.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

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

Although there are myriad tools available to control rat populations, most rely on some form of lethal method to achieve effectiveness. Each of these solutions is inherently limited by rat species’ resilience and survival mechanisms as well as their extraordinary rate of reproduction. ContraPest®, our initial product, is unique in the pest control industry in attacking the reproductive systems of both male and female rats, which our field data shows will result in a sustained reduction of the rat population.

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

We expect to continue to pursue regulatory approvals and amendments to the existing U.S. registration for ContraPest, and if ContraPest begins to generate sufficient revenue, regulatory approvals for additional jurisdictions beyond the United States. In certain cases, our EPA and state registrations require completion of testing and certifications even though we received approval for the product or its labelling. We continue to seek to comply with these requirements.

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

Going Concern

Our financial statements as of June 30, 2020 and 2019 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm included in its opinion for the years ended December 31, 2019 and 2018 an explanatory paragraph referring to our net loss from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. If we encounter continued issues or delays in the commercialization of ContraPest, our prior losses and expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through additional financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.

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

We have also raised capital through debt financing, consisting primarily of convertible notes and government loan programs; and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees.

Through June 30, 2020, we had received net proceeds of $73.2 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $0.7 million in net product sales. As of June 30, 2020, we had an accumulated deficit of $100.0 million and cash and cash equivalents of $4.7 million.

Our ultimate success depends upon the outcome of a combination of factors, including: (i) successful commercialization of ContraPest and maintaining and obtaining regulatory approvals of our products and product candidates; (ii) market acceptance, commercial viability and profitability of ContraPest and other products; (iii) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development activities; (v) our ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.

We will need additional funding in order to continue to fund our operations, achieve profitability and become cash flow positive, and will continue to seek additional financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 - Organization and Description of Business – (continued)

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2020, the Company’s operating results for the three and six months ended June 30, 2020 and 2019, and the Company’s cash flows for the six months ended June 30, 2020 and 2019. The accompanying financial information as of December 31, 2019 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2019, filed with the SEC on March 17, 2020 and April 21, 2020, respectively. All amounts shown in these financial statements and accompanying notes are in thousands, except percentages and per share and share amounts.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The significant estimates in the Company’s financial statements include the valuation of preferred stock, if issued, common stock and related warrants, and other stock-based awards. Actual results could differ from such estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no material impact on net earnings, financial position or cash flows.

Accounts Receivable-Trade

Accounts receivable-trade consist primarily of receivables from customers. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $123 at June 30, 2020 and December 31, 2019.

Accounts Receivable-Other

Accounts receivable-other at June 30, 2020 was $0. Accounts receivable-other at December 31, 2019 consisted primarily of receivables related to insurance reimbursements due the Company.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work in progress and finished goods. Raw materials are stocked to reduce the risk of impact on manufacturing for potential supply interruptions due to COVID-19 or long lead times on certain ingredients.

Components of inventory are:

	June 30,	December 31,
	2020	2019
Raw materials	$995	$1,035
Work in progress	16	—
Finished goods	128	149
Total inventory	1,139	1,184
Less:
Reserve for obsolete	(4)	(4)
Total net inventory	$1,135	$1,180

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

The Company recognizes revenue when product is shipped at a fixed selling price on payment terms of 30 to 120 days from invoicing. The Company recognizes other revenue earned from pilot studies, consulting and implementation services upon the performance of specific services under the respective service contract.

The Company derives revenue primarily from commercial sales of products, net of discounts and promotions, as well as consulting and implementation services provided in conjunction with our product deployments.

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

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

The stock-based compensation expense recorded for the three and six months ended June 30, 2020 and 2019, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Research and development	$2	$1	$5	$10
General and administrative	138	218	286	461
Total stock-based compensation expense	$140	$219	$291	$471

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

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of June 30, 2020 or December 31, 2019 and as such, no interest or penalties were recorded in income tax expense.

Comprehensive Loss

Net loss and comprehensive loss were the same for all periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying financial statements.

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the three and six months ended June 30, 2020 and 2019. Therefore, basic and diluted loss per share attributable to common stockholders are the same for each period presented.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	June 30,
	2020	2019
Common stock purchase warrants	2,504,597	481,056
Restricted stock unit	1,334	5,877
Common stock options	155,489	121,759
Total	2,661,420	608,692

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

At June 30, 2020, the balance in Right to Use Asset-Long Term and Lease Liability-Long Term was $573 and ($577) respectively and at December 31, 2019, the balance in Right to Use Asset-Long Term and Lease Liability-Long Term was $699 and ($694) respectively.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

(In thousands, except share and per share data)

Note 3 - Fair Value Measurements – (continued)

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

June 30, 2020
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Common stock warrant liability	$—	$—	$—	$—
Total	$—	$—	$—	$—

December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$—	$—	$—	$—

Corporate fixed income debt securities	—	—	—	—

Total	$—	$—	$—	$—
Financial Liabilities:
Common stock warrant liability	$—	$—	$—	$—
Total	$—	$—	$—	$—

Financial Instruments Not Carried at Fair Value

The carrying amounts of the Company’s financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short maturities. The estimated fair value of the convertible notes and other notes, not recorded at fair value, are recorded at cost or amortized cost which was deemed to estimate fair value.

Note 4 - Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base, however the Company did identify a potentially uncollectable account and at June 30, 2020 and December 31, 2019 maintained a reserve for this receivable balance of $123. The Company does not require collateral or other securities to support its accounts receivable.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 5 - Prepaid Expenses

Prepaid expenses consist of the following:

	June 30,	December 31,
	2020	2019
Director compensation	$-	$9
Director, officer and other insurance	129	115
NASDAQ fees	28	-
Legal retainer	25	25
Marketing programs and conferences	42	80
Professional services retainer	25	8
Rent	20	11
Equipment service deposits	2	1
Engineering, software licenses and other	13	8
Total prepaid expenses	$284	$257

Note 6 - Property and Equipment

Property and equipment, net consist of the following:

			June 30,	December 31,
		Useful Life	2020	2019
Research and development equipment		5 years	$1,452	$1,585
Office and computer equipment	(1)	3 years	733	753
Autos		5 years	54	54
Furniture and fixtures		7 years	41	41
Leasehold improvements		*	283	283
			2,563	2,716
Less accumulated depreciation and amortization			(1,999)	(1,978)
Total			$564	$738

*	Shorter of lease term or estimated useful life

(1)

In the three and six months ended June 30, 2020, the Company received net proceeds of $4 and $40 in the sale of research and development equipment and office and computer equipment, respectively, resulting in gains on the sale of these assets of $3 and $18 for the three and six months ended June 30, 2020, respectively.

Depreciation and amortization expense was approximately $71 and $102 for the three months ended June 30, 2020 and 2019, respectively, and $148 and $213 for the six months ended June 30, 2020 and 2019, respectively.

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2020	2019
Compensation and related benefits	$382	$935
Accrued Litigation	-	238
Board Compensation	-	17
Personal property and franchise tax	13	2
Other	4	1
Total accrued expenses	$399	$1,193

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 8 - Borrowings

A summary of the Company’s borrowings, including finance lease obligations, is as follows:

	June 30,	December 31,
	2020	2019
Short-term debt:
Current portion of long-term debt	114	123
Total short-term debt	$114	$123
Long-term debt:
Finance lease obligations	$106	$155
Other promissory notes	722	105
Total	828	260
Less: current portion of long-term debt	(114)	(123)
Total long-term debt	$714	$137

Finance Lease Obligations

Finance lease obligations at June 30, 2020 are for computer and lab equipment leased through GreatAmerica Financial Services and ENGS Commercial Finance Co. These finance leases expire at various dates through April 2022 and carry interest rates ranging from 11.4% to 18.3%.

Other Promissory Notes

Also included in the table above are notes payable to Direct Capital, M2 Financing and Fidelity Capital, all for the financing of fixed assets. These notes expire at various dates through June 2022 and carry interest rates ranging from 13.1% to 13.3%.

Also included in the table above is a loan agreement payable to BMO Harris Bank National Association as the lender in an aggregate principal amount of $645,700 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan is evidenced by a promissory note dated April 15, 2020 and matures April 15, 2022. The loan bears interest at a rate of 1.00% per annum and contains customary events of default including, among other things, payment defaults. The loan closed and was funded April 20, 2020. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The loan is subject to forgiveness to the extent proceeds are used for qualifying expenses, including certain payroll, utility, rent and mortgage interest expenses. No assurance is provided that the Company will obtain forgiveness of the loan in whole or in part.

In the event the PPP loan is not forgiven in whole or in part, repayments begin six months from the date of funding.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of June 30, 2020 as follows:

					Balance				Balance				Balance
Issue Date	Warrant Type	Term Date	Exercise Price		December 31, 2018	Issued	Exercised	Expired	December 31, 2019	Issued	Exercised	Expired	June 30, 2020

2016 and prior	Various	Various-2020/2021	Various		17,059	-	-	-	17,059	-	(9,375)	(750)	6,934

November 21, 2017	Common Stock Offering Warrants	November 21, 2022	$2.1122	(1)	159,092	-	(15,591)	-	143,501	-		-	143,501

November 21, 2017	Dealer Manager Warrants	November 21, 2022	$30.00		47,250	-	-	-	47,250	-	(47,250)	-	-

June 20, 2018	Warrant Reissue	December 20, 2023	$36.40		56,696	-	-	-	56,696	-	-	-	56,696

August 13, 2018	Rights Offering Warrants	July 25, 2023	$23.00		267,853	-	(64,910)	-	202,943	-	-	-	202,943

August 13, 2018	Dealer Manager Warrants	August 13, 2023	$34.50		13,393	-	-	-	13,393	-	-	-	13,393

July 16, 2019	Dealer Manager Warrants	July 11, 2024	$33.75		-	8,334	-	-	8,334	-	-	-	8,334

January 28, 2020	Registered Direct Offering	July 28, 2025	$9.00		-	-	-	-	-	177,500	-	-	177,500

January 28, 2020	Dealer Manager Warrants	July 28, 2025	$10.00		-	-	-	-	-	13,315	-	-	13,315

March 6, 2020	Registered Direct Offering	September 8, 2025	$2.88		-	-	-	-	-	176,372	-	-	176,372

March 6, 2020	Dealer Manager Warrants	March 4, 2025	$3.76		-	-	-	-	-	13,228	-	-	13,228

April 21, 2020	Dealer Manager Warrants	April 21, 2025	$3.97		-	-	-	-	-	118,073	-	-	118,073

April 24, 2020	Registered Direct Offering	April 24, 2025	$3.05		-	-	-	-	-	1,574,308	-	-	1,574,308

					561,343				489,176				2,504,597

(1)	Pursuant to antidilution price adjustment protection contained within these warrants, the initial exercise price of these warrants was $30.00 per share, which adjusted downward to $29.40 on July 24, 2018, the record date of the Right’s Offering, downward to $19.00 per share on August 13, 2018, the date of the Rights Offering, downward to $7.13 per share on January 28, 2020, the date of a Registered Direct Offering and downward to $2.1122 per share on March 6, 2020, the date of a Registered Direct Offering.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

Outstanding Warrants

As of June 30, 2020, we had 2,504,597 shares of common stock issuable upon exercise of outstanding common stock warrants, at a weighted-average exercise price of $6.18 per share.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

On June 20, 2018, the Company entered into an agreement with a holder of 56,696 of the November 2017 warrants to exercise its original warrant representing 56,696 shares of common stock for cash at the $30.00 exercise price for gross proceeds of $1.7 million and the Company issued to holder a new warrant to purchase 56,696 shares of common stock at an exercise price of $36.40 per share. The new warrant did not contain the antidilution price adjustment protection that was contained within the exercised warrants. In June 2018, the Company recorded stock compensation expense of $1,700 representing the fair value of the of 56,696 inducement warrants issued. The Company estimated the fair value of the common stock warrants, exercisable at $36.40 per share, to be $1,700 using a Black Scholes model based on the following significant inputs: common stock price of $42.20; comparable company volatility of 72.6%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 2.8%. Also, in June 2018, an additional 17,088 of the November 8, 2017 warrants that were in the money at the time of exercise, were exercised for gross proceeds of $513.

On August 13, 2018, in connection with a Rights Offering of 267,853 shares of its common stock, the Company issued 267,853 warrants to purchase shares of its common stock at an exercise price of $23.00 per share. The Company estimated the fair value of the common stock warrants, exercisable at $23.00 per share, to be $3,600 using a Monte Carlo model based on the following significant inputs: common stock price of $18.80; comparable company volatility of 159.0%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 2.77%.

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

University of Arizona Common Stock Warrant

In connection with the June 2015 amended and restated exclusive license agreement with the University of Arizona (“University”), the Company issued to the University a common stock warrant to purchase 750 shares of common stock at an exercise price of $150.00 per share. The warrant was fully vested and exercisable on the date of grant, and expires, if not exercised, five years from the date of grant. In the event of a “terminating change” of the Company, as defined in the warrant agreement, the warrant holder would be paid in cash the aggregate fair market value of the underlying shares immediately prior to the consummation of the terminating change event. Due to the cash settlement provision, the derivative warrant liability was recorded at fair value and is revalued at the end of each reporting period. The changes in fair value are reported in other income (expense) in the statements of operations and comprehensive loss. The estimated fair value of the derivative warrant liability was $53 at the date of grant. These warrants expired, unexercised, on June 26, 2020.

Common Stock Warrants Issued in January and March 2020 Private Placements

In January and March 2020, in separate private placements concurrent with registered direct offerings (collectively, the “2020 Registered Direct Offerings”) of shares of the Company’s common stock, the Company also issued warrants to purchase an aggregate of up to 353,872 shares of common stock to certain institutional and accredited investors that participated in the 2020 Registered Direct Offerings (the “2020 Warrants”). The warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. Terms used but not otherwise defined herein will have the meanings given them in the warrants, attached as Exhibit 4.1 to our Form 8-K filed on January 28, 2020, and our Form 8-K filed on March 6, 2020.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

The warrants issued in January 2020 to purchase 177,500 shares of common stock have an exercise price of $9.00 per share, are exercisable after July 28, 2020 and will expire July 28, 2025. The Company estimated the fair value of the common stock warrants, exercisable at $9.00 per share, to be $813 using a Black Scholes model based on the following significant inputs: common stock price of $7.90; comparable company volatility of 73.8%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 1.53%.

The warrants issued in March 2020 to purchase 176,372 shares of common stock have an exercise price of $2.88 per share, are immediately exercisable and will expire September 8, 2025. The Company estimated the fair value of the common stock warrants, exercisable at $2.88 per share, to be $242 using a Black Scholes model based on the following significant inputs: common stock price of $2.35; comparable company volatility of 74.8%; remaining term 5.5 years; dividend yield of 0% and risk-free interest rate of 0.39%.

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

Common Stock Warrants Issued in April 2020 Public Offering

On April 24, 2020, in connection with a previously announced public offering of 145,586 Class A Units and 1,428,722 Class B Units, the Company issued warrants to purchase 1,574,308 shares of common stock to the participants in the public offering and have an exercise price of $3.05 per share (the “April 2020 Warrants”). These warrants are immediately exercisable and will expire April 24, 2025.

The Common Stock, Pre-Funded Warrants and Warrants sold in this Public Offering were offered and sold pursuant to a registration statement on Form S-1 (File No. 333-236302) initially filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2020, as amended (“Registration Statement”), which was declared effective by the SEC on February 14, 2020. The Post-Effective Amendment No. 2 to the Registration Statement was declared effective by the SEC on April 21, 2020.

The Company estimated the fair value of the common stock warrants, exercisable at $3.05 per share, to be $2,402 using a Black Scholes model based on the following significant inputs: common stock price of $2.40; comparable company volatility of 87.9%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 0.18%.

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

The Company estimated the fair value of the common stock warrants issued in January, with an exercise price of $10.00 per share, to be $58 using a Black Scholes model based on the following significant inputs: common stock price of $7.90; comparable company volatility of 73.8%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 1.53%.

The Company estimated the fair value of the common stock warrants issued in March, with an exercise price of $3.7563 per share, to be $17 using a Black Scholes model based on the following significant inputs: common stock price of $2.35; comparable company volatility of 74.8%; remaining term 5.5 years; dividend yield of 0% and risk-free interest rate of 0.39%.

In connection with the public offering of 145,586 Class A Units and 1,428,722 Class B Units on April 24, 2020, the Company issued to H.C. Wainwright & Co., LLC, as placement agent, warrants to purchase 118,073 shares of common stock. The warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. These warrants have substantially similar terms as the April 2020 Warrants described above, except that the placement agent warrant issued has an exercise price of $3.97 per share.

The Company estimated the fair value of the common stock warrants issued in April, with an exercise price of $3.97 per share, to be $167 using a Black Scholes model based on the following significant inputs: common stock price of $2.40; comparable company volatility of 87.9%; remaining term 5.5 years; dividend yield of 0% and risk-free interest rate of 0.18%.

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

On March 3, 2020, the Company issued an aggregate of 51,414 common shares in a cashless exercise of 56,625 warrants issued in December 2016 and November 2017. Consideration for the exercise of these warrants was the full settlement of an outstanding litigation reserve of $238.

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

Common Stock

The Company had 3,398,832 and 1,414,671 shares of common stock issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.

During the six months ended June 30, 2020, the Company issued 1,984,161 shares of common stock as follows:

●	an aggregate of 177,500 shares in connection with a registered direct offering generating net proceeds to the Company in January 2020 of approximately $1,200, as further described below;

●	an aggregate of 176,372 shares in connection with a registered direct offering generating net proceeds to the Company in March 2020 of approximately $500, as further described below;

●

an aggregate of 1,574,308 shares in connection with a public offering and exercise of pre-funded warrants issued in connection with said public offering, generating net proceeds to the Company in April 2020 of approximately $4,334, as further described below;

●

an aggregate of 51,414 shares for the exercise of outstanding warrants in settlement of an outstanding litigation reserve of $238 (see Note 9 — Common Stock Warrants and Common Stock Warrant Liability for further details);

●	an aggregate of 4,543 shares for service as a result of the vesting of restricted stock units; and

●	an aggregate of 24 shares for true up of shares as a result of the 1-for-20 reverse stock split effected in February 2020.

Public Offerings and Registered Direct Offerings

On April 24, 2020, the Company closed a public offering of 145,586 Class A Units and 1,428,722 Class B Units. Each unit is comprised of one share of common stock, par value $0.001 per share or common stock equivalent in the form of a pre-funded warrant and one warrant to purchase one share of common stock. The Class A Units were offered at a public offering price of $3.176 per unit, and the Class B Units were offered at a public offering price of $3.175 per unit priced at-the-market under Nasdaq rules, generating net proceeds of approximately $4,300, including the full exercise of the pre-funded warrants sold in this offering and after deducting certain fees due to the placement agent and other estimated transaction expenses.

Also, in connection with the public offering noted above, the Company issued warrants to purchase 1,574,308 shares of common stock to the participants in the public offering, with an exercise price of $3.05 per share. These warrants are immediately exercisable and will expire April 24, 2025.

On March 6, 2020, the Company closed a registered direct offering of an aggregate of 176,372 shares of our common Stock at a purchase price of $3.005 per share for aggregate net proceeds of approximately $500, before deducting fees payable to the placement agent and other estimated offering expenses payable by us. In addition, we also issued warrants exercisable for an aggregate of up to 176,372 shares of our common stock with an exercise price of $2.88 per share. In addition, in connection with the offering, we issued the placement agent five-year warrants to purchase up to 13,228 shares of our common Stock at an exercise price of $3.7563 per share.

On January 28, 2020, the Company closed a registered direct offering of an aggregate of 177,500 shares of our common stock at a purchase price of $8.00 per share for aggregate net proceeds of approximately $1,200, before deducting fees payable to the placement agent and other estimated offering expenses payable by us. In addition, in a concurrent private placement, we also issued and sold warrants exercisable for an aggregate of up to 177,500 shares of our common stock with an exercise price of $9.00 per share. In connection with the offering, we issued the placement agent five-year warrants to purchase up to 13,312 shares of our common stock at an exercise price of $10.00 per share.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Stock-based Compensation

On June 12, 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”) to replace the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). As of June 30, 2020, the 2018 Plan authorizes the issuance of 50,000 shares of our common stock. In addition, up to 122,279 shares of our common stock reserved for issuance under the 2015 Plan became available for issuance under the 2018 Plan to the extent such shares were available for issuance under the 2015 Plan as of June 12, 2018 or cease to be subject to awards outstanding under the 2015 Plan, such as by expiration, cancellation, or forfeiture of such awards.

Stock options are generally issued with a per share exercise price equal to no less than fair market value of our common stock at the date of grant. Options granted under the 2018 Plan generally vest immediately, or ratably over a two- to 36-month period coinciding with their respective service periods. Options under the 2018 Plan generally have a term of five years. Certain stock option awards provide for accelerated vesting upon a change in control.

As of June 30, 2020, the Company had 6,757 shares of common stock available for issuance under the 2018 Plan. Subsequently, on July 8, 2020, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares of common stock available for issuance under the 2018 Plan by 800,000 shares.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Stock-based Compensation – (continued)

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the six months ended June 30, 2020 were as follows:

	Employee	Non-Employee
Expected volatility	88.1%	N/A
Expected dividend yield	—	N/A
Expected term (in years)	5	N/A
Risk-free interest rate	0.26%	N/A

The weighted average grant date fair value of options granted during the six months ended June 30, 2020 was $1.65 per share, as per the table below.

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

The following table summarizes the stock option activity, for both equity plans, for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2019	136,489	$28.00	3.9	$—
Granted	25,000	$2.44	4.8	$—
Exercised	—	$—	—	$—
Forfeited	(6,000)	$—	—	$—
Expired	—	$—	—	$—
Outstanding at June 30, 2020	155,489	$24.83	3.9	$—
Exercisable at June 30, 2020	99,573	$28.22	2.5	$—

(1)	The aggregate intrinsic value in the table was calculated based on the difference between the estimated fair market value of the Company’s stock and the exercise price of the underlying options. The estimated stock values used in the calculation were $2.00 and $11.00 per share for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2020:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2019	5,877	$30.28
Granted	—	$—
Vested	(4,543)	$1.42
Forfeited	—	$—
Outstanding as of June 30, 2020	1,334	$1.80

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Stock-based Compensation – (continued)

The stock-based compensation expense was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Research and development	$2	$1	$5	$10
General and administrative	138	218	286	461
Total stock-based compensation expense	$140	$219	$291	$471

The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.

At June 30, 2020, the total compensation cost related to restricted stock units and unvested options not yet recognized was $719, which will be recognized over a weighted average period of 33 months, assuming the employees and non-employees complete their service period required for vesting.

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

Lease Commitments

The Company is obligated under finance leases for certain research and computer equipment that expire on various dates through April 2022. At June 30, 2020, the gross amount of office and computer equipment, and research equipment and the related accumulated amortization recorded under the finance leases was $478 and $313, respectively.

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

The Company has been seeking alternate manufacturing and warehousing space in anticipation of the December 2020 Flagstaff, Arizona lease expiration and, on June 22, 2020, the Company entered into a lease in Phoenix, Arizona for approximately 5,103 square feet of office/warehouse space. The lease will commence on August 1, 2020 and expires on November 30, 2024.

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

Rent expense was $132 and $127 for the six months ended June 30, 2020 and 2019, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum finance lease payments as of June 30, 2020 are follows:

	Finance Leases	Operating Lease
Years Ending December 31,
2020	32	116
2021	58	136
2022	28	138
2023	-	141
2024	-	132
Total minimum lease payments	$118	$663

Finance Leases

Less: amounts representing interest (ranging from 11.43% to 18.32%)	$12

Present value of minimum lease payments	106

Less: current installments under finance lease obligations	53

Total long-term portion	$53

Note 13 - Subsequent Events

The travel and other restrictions that began in March 2020 in response to the COVID-19 global pandemic have resulted in a significant slowdown in our field studies and sales efforts.  We were able to resume some projects by late-April 2020, however, we still have delays on certain projects that might remain on hold until certain government restrictions are lifted.  These delays have impacted our results of operations and could impact our results in future quarters. In addition, stay at home orders and other social distancing initiatives continue to severely limit our ability to communicate with current and potential commercial customers. COVID-19 is also placing a significant burden on federal, state and local governments, which may impede or delay our ability to sell our products to them.

To facilitate the relocation of manufacturing and warehousing operations from Flagstaff, Arizona to Phoenix, Arizona, on June 22, 2020, the Company entered into a lease in Phoenix, Arizona for approximately 5,103 square feet of office/warehouse space. The lease will commence on August 1, 2020 and expires on November 30, 2024 with an initial base rent of $4 per month and operating expenses of $1 per month.

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

Forward-Looking Statements

Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, notes to our condensed consolidated financial statements and elsewhere in this report are not historical facts but are forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can   identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,”   “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to:

●	The impacts and implications of the COVID-19 pandemic;

●

Our commercialization and promotion strategy and plans, including key elements to our business strategy, how we commercialize, our sales approach, our hiring and retention strategy; our areas and markets of focus, our pricing strategy, our strategic relationships and which geographic markets we target;

●	Our seeking, obtaining or maintaining regulatory approvals for our product candidates;

●	Our expectations regarding the potential market size for our products and how the market may develop;

●	Our estimates or expectations related to our revenue, cash flow, expenses, capital requirements and need for additional financing;

●	Our ability, and the time require, to improve our cost structure and gross margins, and limit our cash burn;

●	Our plans for our business, including for research and development;

●	Our ability to enter into strategic arrangements and to achieve the expected results from such arrangements;

●	The initiation, timing, progress and results of field studies and other studies and trials and our research and development programs;

●	Our financial performance, including our ability to fund operations;

●	Developments and projections relating to our projects, competitors and our industry;

●	Other risks and uncertainties, including those described or incorporated by reference under the caption “Risk Factors” in our 2019 Annual Report.

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

Through June 30, 2020, we had received net proceeds of $73.2 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $0.7 million in net product sales. At June 30, 2020, we had an accumulated deficit of $100.0 million and cash and cash equivalents of $4.7 million.

We have incurred significant operating losses every year since our inception. Our net losses were $1.6 million and $4.4 million for the three months and six months ended June 30, 2020, respectively, and $2.3 million and $4.7 million for the three months and six months ended June 30, 2019, respectively. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

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

As a result, a significant portion of our operating expenses includes stock-based compensation expense. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy. Specifically, our stock-based compensation expense was $140,000 and $291,000 for the three and six months ended June 30, 2020, which represented 8.5% and 7.3%, respectively, of our total operating expenses for those periods and $219,000 and $471,000 for the three and six months ended June 30, 2019, respectively, which represented 9.5% and 10.1%, respectively, of our total operating expenses for those periods.

We will need additional funding in order to continue to fund our operations and achieve profitability and become cash flow positive and will continue to seek additional financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

While the effects of the COVID-19 pandemic did not have a significant impact on revenue during the three and six months ended June 30, 2020, the travel and other restrictions that started in March resulted in a significant slowdown in our proof of concept field studies and sales efforts. We were able to resume field studies in some important projects by late-April and initially believed that we would re-start all our most significant field studies as we obtained limited waivers of certain travel bans; however, we still have delays on certain projects that might remain on hold until the lifting of government restrictions. These delays could impact our results in future quarters. Initially, we believed that pest control would continue through the pandemic as a necessity and we were and have been able to maintain our manufacturing with cautionary, best practices put in place. However, we have concerns over distributor, pest control operator and individual consumer spending as restrictive measures related to the pandemic continue. Stay at home orders across the world have impeded our ability to communicate with current and prospective customers, potentially reducing sales until the orders are lifted. In addition, federal, state and municipal budgets are under severe strain as a result of the pandemic. This may delay or impede their ability to make near term purchases of our products. While we have stocked certain long lead time inventory raw material ingredients, any prolonged impact on the suppliers we rely on for the purchase of these items by the COVID-19 pandemic could impact future manufacturing operations.

Components of our Results of Operations

Net Sales

Net sales are comprised primarily of sales, net of discounts and promotions, of ContraPest and related components, to our distributors and customers, as well as consulting and implementation services provided in conjunction with ContraPest deployments.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of ContraPest and our other product candidates, which costs include:

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

We continue to focus on improving our cost structure, with the goals of shifting resources to commercialization, significantly reducing our year-over-year burn rate and achieving a 50% or greater gross margin. Steps have included relocating to more cost-efficient space, organizational restructuring, and improving our manufacturing and supply processes and reducing staffing. We expect to realize the benefits from these steps in the coming quarters.

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

Other Income (Expense), Net

Other income (expense), net, consists primarily of recognized change in value of short-term investments, income (expense) related to the year-over-year fair market value adjustment of our derivative warrant and any recognized gains or losses related to the sale of fixed assets.

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

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net operating losses we have incurred in each year in our history or for our generated research and development tax credits, due to the uncertainty regarding our ability to realize a benefit from these tax attributes. At June 30, 2020, the Company has federal and state net operating loss carryforwards of approximately $61.3 million and $47.8 million, respectively, not considering any potential IRC Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2023, unless previously utilized. Included in the $61.3 million of federal loss carryforwards are approximately $16.8 million of net operating losses that do not expire due to the tax law changes promulgated in conjunction with the Tax Cuts and Jobs Act of 2017.

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

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three and six months ended June 30, 2020 and 2019:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Revenue:
Sales	$71	$24	$108	$43
Cost of sales	43	21	65	33
Gross profit	28	3	43	10

Operating expenses:
Research and development	226	463	522	927
Selling, general and administrative	1,427	1,831	3,472	3,735
Total operating expenses	1,653	2,294	3,994	4,662

Net operating loss	(1,625)	(2,291)	(3,951)	(4,652)

Other income (expense):
Interest income	-	11	2	26
Interest expense	(7)	(11)	(15)	(24)
Other income (expense)	3	2	18	(3)
Total other income (expense)	(4)	2	5	(1)

Net loss and comprehensive loss	(1,629)	(2,289)	$(3,946)	$(4,653)
Deemed dividend-warrant price protection-revaluation adjustment	-	-	414	-
Net loss attributable to common shareholders	$(1,629)	$(2,289)	$(4,360)	$(4,653)

Weighted average common shares outstanding - basic and fully diluted	2,760,875	1,227,628	2,186,089	1,201,917

Net loss per common share - basic and fully diluted	$(0.59)	$(1.86)	$(1.99)	$(3.87)

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019:

Net Sales

Net sales were $71,000 for the three months ended June 30, 2020 and $24,000 for the same period in 2019. Sales increased $47,000 due, in part, to our implementation of an internet sales capability, augmenting our existing pull through sales strategy, where demand from the consumer market encourages, or pulls, resellers and pest management professionals to offer our products, as well as billings of $17,700 for customer product implementation services. These initiatives have shown initial promise. However, we believe the benefit has been offset by reduced sales, reflecting reduced spending by customers due to COVID-19.

Cost of Sales

Cost of sales was $43,000 or 60.6% of net sales for the three months ended June 30, 2020, compared to $21,000 or 87.5% of net sales for the three months ended June 30, 2019. The increase in cost of goods sold of $22,000 in 2020 is primarily due to higher sales volume. The decrease in cost of sales as a percentage of net sales was due to reduced scrap expense and continued process improvement and efficiencies. We anticipate cost of goods sold as a percentage of sales will improve in the future due to manufacturing efficiencies as a result of scale-up activities.

Gross Profit

Gross profit for the three months ended June 30, 2020 was $28,000 or 39.4% of net sales, compared to a gross profit of $3,000 or 12.5% of net sales, for the same period in 2019. The increase in gross profit was a direct result of decreased scrap related to scale-up activities as well as continued process improvement and efficiencies.

Research and Development Expenses

	Three Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Direct research and development expenses:

Personnel related (including stock-based compensation)	$82	$245	$(163)
Facility-related	55	61	(6)
Other	89	157	(68)
Total research and development expenses	$226	$463	$(237)

Research and development expenses were $226,000 for the three months ended June 30, 2020, compared to $463,000 for the same period in 2019. The $237,000 decrease in research and development expenses was primarily due to a decrease of $163,000 in personnel-related costs, including stock-based compensation expense, due to the classification of certain field support employees to sales and marketing and option grants fully vesting resulting in lower expense. With more focus on the commercialization of ContraPest, it was determined that these certain field support employees previously classified as research and development are now refocused on sales and marketing efforts.

Facility-related expense decreased $6,000 due primarily to the cancellation of a facility lease of 1,954 square feet of research and development space in Flagstaff, Arizona at December 31, 2019.

The decrease in other research and development expenses of $68,000 was primarily due to a reclass of other expenses related to certain field support employees to sales and marketing as described above.

We also continue to develop our supply chain, particularly identifying and improving our sourcing of key ingredients for our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1.4 million for the three months ended June 30, 2020, as compared to approximately $1.8 million for the three months ended June 30, 2019. The decrease of $400,000 in selling, general and administrative expenses was primarily due to a decrease of $275,000 in net salary costs, a decrease of $91,000 in travel expenses, a $53,000 decrease in professional service fees and $17,000 in office supplies and dues and subscription expenses, offset by an increase in expenses related to restricted use field projects. The decrease in net salary costs of $275,000 was due primarily to a decrease in stock compensation expenses as well as the impact of temporary salary reductions by management to control expenses during the COVID-19 pandemic. The decrease in professional services expenses was primarily due to reduced legal expenses and reduced Board of Director compensation expense as a result of voluntary reductions in compensation due to the COVID-19 pandemic. Legal expenses for the three months ended June 30, 2019 included expenses related to a litigation settlement that were not incurred in 2020. The decrease in travel expenses was a direct result of COVID-19 travel restrictions put in place in March 2020. Likewise, the pandemic restricted access to facilities resulting in reduced office supplies and subscriptions.

Interest Income/Expense, Net

We recorded interest expense, net of $7,000 for the three months ended June 30, 2020, as compared to interest expense, net of $0 for the same period in 2019. The $7,000 increase in interest expense, net for the period was a result of decreased interest income as a result of significantly lower interest rates, offset by higher average daily cash balances.

Other Income (Expense)

Other income, net, for the three months ended June 30, 2020, was $3,000, virtually unchanged compared to $2,000 of other income for the same period in 2019. The slight increase was due to increased gains on sale of fixed assets in the three months ended June 30, 2020.

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019:

Net Sales

Net sales were $108,000 for the six months ended June 30, 2020 compared to $43,000 for the same period in 2019. Sales were $65,000 higher, in part due to our implementation of an internet sales capability, augmenting our existing pull through sales strategy, where demand from the consumer market encourages, or pulls, resellers and pest management professionals to offer our products, as well as due to billings of $17,700 for customer product implementation services. This strategy has shown initial promise. However, we believe the benefit of this strategy has been offset by reduced sales, reflecting reduced spending by customers due to COVID-19.

Cost of Sales

Cost of sales was $65,000 or 60.2% of net sales for the six months ended June 30, 2020, compared to $33,000 or 76.7% of net sales for the six months ended June 30, 2019. The increase in cost of goods sold of $22,000 in 2020 is primarily due to higher sales volume. The decrease in cost of sales as a % of net sales was due to reduced scrap expense and continued process improvement and efficiencies. We anticipate cost of goods sold as a percentage of sales will improve for the foreseeable future due to manufacturing efficiencies as a result of the scale up activities.

Gross Profit

Gross profit for the six months ended June 30, 2020 was $43,000 or 39.8% of net sales, compared to a gross profit of $10,000 or 23.3% of net sales, for the same period in 2019. The increase in gross profit was a direct result of decreased scrap related to scale-up activities as well as continued process improvement and efficiencies noted above.

Research and Development Expenses

	Six Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Direct research and development expenses:

Personnel related (including stock-based compensation)	$221	$462	$(241)
Facility-related	79	124	(45)
Other	222	341	(119)
Total research and development expenses	$522	$927	$(405)

Research and development expenses were $522,000 for the six months ended June 30, 2020, compared to $927,000 for the six months ended June 39, 2019. The $405,000 decrease in research and development expenses was primarily due to a decrease of $241,000 in personnel-related costs, including stock-based compensation expense, due to the reclassification of certain field support employees to sales and marketing, decreased facility related expenses of $45,000 and decreased other research and development expenses of $119,000.

With more focus on commercialization of ContraPest, it was determined that these certain field support employees previously classified as research and development are now refocused on sales and marketing efforts and were reclassified as such.

Facility-related expense decreased $45,000 during the six months ended June 30, 2020 over the same period in 2019 due primarily to the cancellation of a facility lease of 1,954 square feet of research and development space in Flagstaff, Arizona at December 31, 2019

The decrease in other research and development expenses of $119,000 was primarily due to a reclass of other expenses related to certain field support employees to sales and marketing as described above.

We also continue to develop our supply chain, particularly identifying and improving our sourcing of key ingredients for our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $3.5 million for the six months ended June 30, 2020, as compared to approximately $3.7 million for the six months ended June 30, 2019. The decrease of $200,000 in selling, general and administrative expenses was primarily due to lower salaries and wages of $386,000, including stock compensation expenses and reduced travel related expenses of $123,000 offset by increased professional service expenses of $90,000, increased shareholder relations expenses of $55,000, increased insurance expense of $50,000 and increased facilities expense of $42,000.

Net salaries and wages were lower due primarily to a decrease in stock compensation expenses related to option grants fully vesting and resulting in lower stock compensation expense as well as the impact of temporary salary reductions by management to control expenses during the COVID-19 pandemic, offset by an increase in salaries and wages due to the reclassification of certain field support employees to sales and marketing, as noted above. The decrease in travel expenses for the six months ended June 30, 2020, as compared to the same period in 2019, was a direct result of COVID-19 travel restrictions put in place in March 2020.

The increase in $90,000 professional services in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, was a result of increased legal expenses related to a litigation settlement and the 1-for-20 reverse stock split in March 2020, offset by lower Board of Director compensation expense as a result of voluntary reductions in compensation to control costs during the COVID-19 pandemic.

Shareholder relations expenses increased $55,000 primarily due to expenses and costs associated with the 1-for-20 reverse stock split effected in the first quarter of 2020, noted above. Insurance costs for the six months ended June 30, 2020 were $50,000 higher than the same period in 2019 due to higher premiums for director’s and officer’s liability coverage as well as certain key employee policies in 2020. Facilities expenses for the six months ended June 30, 2020 were $42,000 higher than the same period in 2019 due to the allocation of rent expense for corporate headquarters in Phoenix to selling and marketing.

Interest Income/Expense, Net

We recorded interest expense of $13,000, net, for the six months ended June 30, 2020, as compared to interest income, net of $2,000 for the same period in 2019. The $15,000 decrease in interest income, net, was a result of decreased interest income as a result of significantly lower interest rates, offset by higher average daily cash balances and reduced interest expense as a result of finance leases and promissory notes that expired during the six months ended June 30, 2020.

Other Income (Expense)

We recorded $18,000 of other income, net, for the six months ended June 30, 2020, compared to $3,000 of other expense, net, for the same period in 2019. The $21,000 net increase in other income was primarily due to gains on the sale of certain fixed assets during the six months ended June 30, 2020 and decreased, year-over-year fair market value adjustment of our derivative warrant in the same period.

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

Through June 30, 2020, we had received net proceeds of $73.2 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, and an aggregate of $1.7 million from licensing fees and an aggregate of $0.7 million from product sales. At June 30, 2020, we had an accumulated deficit of $100.0 million and cash and cash equivalents of $4.7 million.

As discussed in Note 8, Borrowings, of our Notes to Condensed Financial Statements, the Company also received cash proceeds of $645,700 as it relates to the Paycheck Protection Program (or “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We are using the proceeds from the PPP Loan to retain employees, maintain payroll and make lease, interest and utility payments.

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

In particular, we expect to incur substantial and increased expenses as we:

●	Work to maximize market acceptance for, and generate sales of, our products;

●	Manage the infrastructure for the sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

●	Continue the development of ContraPest and our other product candidates, including engaging in any necessary field studies;

●	Seek additional regulatory approvals for ContraPest and our other product candidates;

●	Scale up manufacturing processes and quantities to meet future demand of ContraPest and any other product candidates for which we receive regulatory approval;

●	Continue product development of ContraPest and advance our research and development activities and advance the research and development programs for other product candidates;

●	Maintain, expand and protect our intellectual property portfolio; and
●	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

●	We are also increasing our expenses to expand regulatory approvals for ContraPest, with an effort to make the product more user friendly and available for use in an increased number of applications.

We believe we will need additional financing to fund these continuing and additional expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2020	2019

Cash used in operating activities	$(3,573)	$(3,907)
Cash provided by (used in) investing activities	44	(47)
Cash provided by financing activities	6,311	1,609
Net increase (decrease) in cash and cash equivalents	$2,782	$(2,345)

Operating Activities.

During the six months ended June 30, 2020, operating activities used $3.5 million of cash, primarily resulting from our net loss of $3.9 million and by changes in our operating assets and liabilities of $48,000, offset by non-cash charges of $421,000, consisting primarily of stock-based compensation, depreciation and amortization. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2020, consisted primarily of a net decrease in accrued expenses and accounts payable of $181,000 and an increase in prepaid expenses of $27,000 offset by a decrease in inventory of $45,000, a decrease in receivables of $104,000 and a decrease in other assets of $11,000.

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

Investing Activities.

For the six months ended June 30, 2020, net cash provided by investing activities was $44,000 due to the sale of property and equipment.

For the six months ended June 30, 2019, we used $47,000 in net cash related to investing activities due to purchases of property and equipment.

Financing Activities.

During the six months ended June 30, 2020, net cash provided by financing activities was $6.3 million as a result of $5.7 million in net proceeds from the issuance of common stock and net proceeds of $646,000 from the issuance of a note pursuant to the Paycheck Protection Program, offset by $29,000 of repayments related to notes payable and $49,000 in repayments of finance lease obligations.

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

We recorded stock-based compensation expense of approximately $140,000 and $291,000 for the three and six months ended June 30, 2020, respectively, and $219,000 and $471,000 for the three and six months ended June 30, 2019, respectively. We expect to continue to grant stock options and other equity-based awards in the future and continue to recognize stock-based compensation expense in future periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Research and development	$2	$1	$5	$10
General and administrative	138	218	286	461
Total stock-based compensation expense	$140	$219	$291	$471

The intrinsic value of stock options outstanding as of June 30, 2020 was $0.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The outbreak of the novel coronavirus (COVID-19) pandemic has resulted in widespread travel and transportation restrictions and closures of commercial spaces, industrial facilities and other spaces and businesses in and across the United States and the world, including in the locations we operate or target sales. As a result, our business has been impacted and we could face continued or more adverse effects. In addition, our results and financial condition may be adversely affected by federal or state legislation, or other similar laws, regulations, orders or other governmental or regulatory actions or best practices, that would impose new restrictions on our ability to operate our business or customers to operate their businesses. For example, our sales and technical field forces have been restricted from traveling or limited in travel, which adversely affects our ability to sell our products and complete field studies. While we have implemented cautionary procedures at our manufacturing facility, there may be disruptions to our ability to manufacture due to current and additional workplace controls. Our customers may be less inclined or unable to purchase our products or continue product studies due to restrictions under which they may be operating. Those restrictions are more severe in some jurisdictions, such as California. If financial markets continue to tighten, we may have more limited ability to raise necessary financing. We source some of our critical raw materials from Asia, and the coronavirus has caused supply chain disruptions, which could limit a timely supply of materials. Each of these could have negative effects on our business, results of operations, financial condition and cash flows. Even if the coronavirus pandemic passes, another crisis with similar effects could develop and harm our business, financial results and liquidity. The degree to which COVID-19 may impact our results of operations and financial condition is unknown at this time and will depend on future developments, including the ultimate severity and the duration of the pandemic, and further actions that may be taken by governmental authorities or businesses or individuals on their own initiatives in response to the pandemic.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit		Filed or Furnished		Incorporated by Reference
Number	Description	Herewith	Form	Filing Date	Exhibit	File No.

3.1	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation		10-K	3/17/2020	3.1	001-37941

3.2	Amended and Restated Bylaws		S-1	9/21/2016	3.5	333-213736

10.1	Promissory Note, dated April 15, 2020, by and between the Company and BMO Harris Bank National Association		8-K	4/21/2020	10.1	001-37941

10.2	Form of Securities Purchase Agreement, dated as of April 21, 2020, between the Company and the purchaser thereto		8-K	4/24/2020	10.1	001-37941

10.3+	SenesTech, Inc. 2018 Equity Incentive Plan, as amended, and forms of agreement thereunder	X

10.4	Standard Industrial/Commercial Multi-Tenant Lease, between the Company and Duke Go PP, LLC, dated as of June 22, 2020	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC. (Registrant)

Dated: August 13, 2020	By:	/s/ Kenneth Siegel
Kenneth Siegel
Chief Executive Officer

Dated: August 13, 2020	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer