Form 10-Q
period 2020-09-30
SenesTech, Inc.
filed 2020-11-13
CIK 1680378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

The number of shares of common stock outstanding as of November 13, 2020: 4,099,512

SENESTECH, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SENESTECH, INC.

CONDENSED BALANCE SHEETS

(In thousands, except shares and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$2,717	$1,936
Accounts receivable trade, net	30	26
Accounts receivable-other	-	123
Prepaid expenses	281	257
Inventory	1,102	1,180
Deposits	28	20
Total current assets	4,158	3,542

Right to use asset-operating leases	726	699
Property and equipment, net	541	738
Total assets	$5,425	$4,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$105	$123
Accounts payable	444	265
Accrued expenses	316	1,193
Total current liabilities	865	1,581

Long-term debt, net	695	137
Operating lease liability	731	694
Total liabilities	2,291	2,412

Commitments and contingencies (See note 12)	-	-

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 3,398,832 and 1,414,671 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3	1
Additional paid-in capital	105,277	98,433
Accumulated deficit	(102,146)	(95,867)
Total stockholders’ equity	3,134	2,567

Total liabilities and stockholders’ equity	$5,425	$4,979

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Sales	$77	$36	$185	$79
Cost of sales	41	25	106	58
Gross profit	36	11	79	21

Operating expenses:
Research and development	380	432	902	1,359
Selling, general and administrative	1,568	2,173	5,040	5,908
Total operating expenses	1,948	2,605	5,942	7,267

Net operating loss	(1,912)	(2,594)	(5,863)	(7,246)

Other income (expense):
Interest income	-	19	2	45
Interest expense	(7)	(10)	(22)	(34)
Other income (expense)	-	-	18	(3)
Total other income (expense)	(7)	9	(2)	8

Net loss and comprehensive loss	(1,919)	(2,585)	$(5,865)	$(7,238)
Deemed dividend-warrant price protection-revaluation adjustment	-	-	414	-
Net loss attributable to common shareholders	$(1,919)	$(2,585)	$(6,279)	$(7,238)

Weighted average common shares outstanding - basic and fully diluted	3,398,832	1,394,575	2,593,288	1,266,842

Net loss per common share - basic and fully diluted	$(0.56)	$(1.85)	$(2.42)	$(5.71)

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares and per share data)

(Unaudited)

For The Three Months Ended September 30, 2019 and 2020
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, June 30, 2019	1,261,628	$1	$94,415	$(90,491)	$3,925

Issuance of common stock, sold for cash, net	151,852	-	3,630	-	3,630
Issuance of common stock for services	963	-	-	-	-
Stock-based compensation	-	-	204	-	204
Issuance of common stock upon exercise of warrants	226	-	5	-	5
Payments for employee withholding taxes related to share-based awards	-	-	(31)	-	(31)
Net loss for the three months ended June 30, 2019	-	-	-	(2,585)	(2,585)
Balance, September 30, 2019	1,414,669	$1	$98,223	$(93,076)	$5,148

Balance, June 30, 2020	3,398,832	$3	$105,117	$(100,227)	$4,893

Offering expenses for June share offering	-	-	(2)	-	(2)
Stock-based compensation	-	-	162	-	162
Net loss for the three months ended June 30, 2020	-	-	-	(1,919)	(1,919)
Balance, September 30, 2020	3,398,832	$3	$105,277	$(102,146)	$3,134

For The Nine Months Ended September 30, 2019 and 2020

Balance, December 31, 2018	1,173,854	$1	$92,151	$(85,838)	$6,314

Issuance of common stock, sold for cash, net	151,852	-	3,630	-	3,630
Issuance of common stock for services	7,203	-	34	-	34
Stock-based compensation	-	-	675	-	675
Issuance of common stock upon exercise of warrants	80,501	-	1,788	-	1,788
Issuance of common stock upon exercise of stock options	1,259	-	-	-	-
Payments for employee withholding taxes related to share-based awards	-	-	(55)	-	(55)
Net loss for the six months ended June 30, 2019	-	-	-	(7,238)	(7,238)
Balance, September 30, 2019	1,414,669	$1	$98,223	$(93,076)	$5,148

Balance, December 31, 2019	1,414,671	$1	$98,433	$(95,867)	$2,567

Issuance of common stock for services	4,543	-	-	-	-
Stock-based compensation	-	-	453	-	453
Issuance of common stock upon exercise of warrants	51,414	-	238	-	238
Issuance of common stock, sold for cash, net	1,928,180	2	5,739	-	5,741
Warrant antidilution price protection adjustment	-	-	414	-	414
Issuance of common stock for fractional shares-20-1 reverse split	24	-	-	-	-
Net loss for the six months ended June 30, 2020	-	-	-	(6,279)	(6,279)
Balance, September 30, 2020	3,398,832	$3	$105,277	$(102,146)	$3,134

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,865)	$(7,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219	314
Stock-based compensation	453	675
(Gain) loss on sale of equipment	(18)	3
(Increase) decrease in current assets:
Accounts receivable - trade	(4)	(16)
Accounts receivable - other	123	-
Other assets	2	3
Prepaid expenses	(24)	38
Inventory	78	(24)
Increase (decrease) in current liabilities:
Accounts payable	179	118
Accrued expenses	(639)	46
Deferred rent	-	(11)
Net cash used in operating activities	(5,496)	(6,092)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received on sale of property and equipment	44	-
Purchase of property and equipment	(48)	(64)
Net cash used in investing activities	(4)	(64)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	5,741	3,631
Proceeds from the issuance of notes payable	646	-
Repayments of notes payable	(44)	(184)
Repayments of finance lease obligations	(62)	-
Proceeds from the exercise of warrants	-	1,789
Payment of employee withholding taxes relating to share-based awards		(55)
Net cash provided by financing activities	6,281	5,181

NET CHANGE IN CASH	781	(975)
CASH AT BEGINNING OF PERIOD	1,936	4,920
CASH AT END OF PERIOD	$2,717	$3,945

SUPPLEMENTAL INFORMATION:
Interest paid	$22	$34
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of accrual in warrant exercise	$238
Deemed dividend	$414	$-
Common stock issued on accrued bonus	$-	$32

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

The most prevalent solution to rat infestations is the use of increasingly powerful rodenticides. Although these solutions provide short term results, there are growing concerns about secondary exposure and bioaccumulation of rodenticides in the environment, as well as concerns about rodenticides that have no antidotes. The pest management industry and Pest Management Professionals (“PMPs”) are being asked for new solutions that are both effective and less toxic. Our goal is to provide customers with not only a solution to combat their most difficult rat problems, but also offer a non-lethal option to serve customers that are looking to decrease or remove the amount of rodenticide used in their pest control programs.

ContraPest is a liquid bait containing the active ingredients 4-vinylcyclohexene diepoxide (“VCD”) and triptolide. ContraPest limits reproduction of male and female rats beginning with the first breeding cycle following consumption. ContraPest is being marketed for use in controlling Norway and roof rat populations.

SenesTech began the registration process with the United States Environmental Protection Agency (the “EPA”) for ContraPest on August 23, 2015. On August 2, 2016, the EPA granted an unconditional registration for ContraPest as a Restricted Use Product (“RUP”), due to the need for applicator expertise for deployment. On October 18, 2018, the EPA approved the removal of the RUP designation. We believe ContraPest is the first and only non-lethal, fertility control product approved by the EPA for the management of rodent populations.

In addition to the EPA registration of ContraPest in the United States, ContraPest must obtain registration from the various state regulatory agencies prior to selling in each state. We have received registration for ContraPest in all 50 states and the District of Columbia, 47 of which have approved the removal of the RUP designation.

We expect to continue to pursue regulatory approvals and amendments to the existing U.S. registration for ContraPest, and if ContraPest begins to generate sufficient revenue, regulatory approvals for additional jurisdictions beyond the United States. In certain cases, our EPA and state registrations require completion of testing and certifications even though we have received approval for the product or its labelling. We continue to seek to comply with these requirements.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 - Organization and Description of Business – (continued)

Going Concern

Our financial statements as of September 30, 2020 and 2019 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm included in its opinion for the years ended December 31, 2019 and 2018 an explanatory paragraph referring to our net loss from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. If we encounter continued issues or delays in the commercialization of ContraPest, our prior losses and expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through additional financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.

Need for Additional Capital

Since our inception, we have sustained significant operating losses in the course of our research and development and commercialization activities and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement with Neogen. In 2017, we began to prepare and launch commercialization of our first product, ContraPest. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock. See Note 10 for a description of our public equity sales.

We have also raised capital through debt financing, consisting primarily of convertible notes and government loan programs, and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees.

Through September 30, 2020, we received net proceeds of $73.2 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $0.8 million in net product sales. As of September 30, 2020, we had an accumulated deficit of $102.2 million and cash and cash equivalents of $2.7 million.

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2020, the Company’s operating results for the three and nine months ended September 30, 2020 and 2019, and the Company’s cash flows for the nine months ended September 30, 2020 and 2019. The accompanying financial information as of December 31, 2019 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2019, filed with the SEC on March 17, 2020 and April 21, 2020, respectively. All amounts shown in these financial statements and accompanying notes are in thousands, except percentages and per share and share amounts.

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

Accounts Receivable-Trade

Accounts receivable-trade consist primarily of receivables from customers. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $123 at September 30, 2020 and December 31, 2019.

Accounts Receivable-Other

Accounts receivable-other at September 30, 2020 was $0. Accounts receivable-other at December 31, 2019 of $123 consisted primarily of receivables related to insurance reimbursements due the Company.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work in progress and finished goods. Raw materials are stocked to reduce the risk of impact on manufacturing for potential supply interruptions due to the COVID-19 pandemic or long lead times on certain ingredients.

Components of inventory are:

	September 30,	December 31,
	2020	2019
Raw materials	$957	$1,035
Work in progress	21	—
Finished goods	128	149
Total inventory	1,106	1,184
Less:
Reserve for obsolete	(4)	(4)
Total net inventory	$1,102	$1,180

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Research and Development

Research and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, costs incurred related to conducting scientific trials and field studies, regulatory compliance costs, and manufacturing costs associated with process improvement. Research and development expenses include an allocation of facilities related costs, including depreciation of research and development equipment.

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

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

The stock-based compensation expense recorded for the three and nine months ended September 30, 2020 and 2019, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$2	$1	$7	$11
General and administrative	160	203	446	664
Total stock-based compensation expense	$162	$204	$453	$675

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

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of September 30, 2020 or December 31, 2019 and as such, no interest or penalties were recorded in income tax expense.

Comprehensive Loss

Net loss and comprehensive loss were the same for all periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying financial statements.

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the three and nine months ended September 30, 2020 and 2019. Therefore, basic and diluted loss per share attributable to common stockholders are the same for each period presented.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	September 30,
	2020	2019
Common stock purchase warrants	2,504,597	489,164
Restricted stock units	1,334	5,877
Common stock options	427,570	137,380
Total	2,933,501	632,421

Adoption of New Accounting Standards:

Effective January 1, 2019, the Company adopted Accounting Standards Updated (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”).  Under ASU No. 2016-02, an entity is required to recognize right-of-use lease assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements.  The Company elected the optional transition method provided by the FASB in ASU 2018-11, Leases (Topic 842): Targeted Improvements, and as a result, has not restated its condensed financial statements for prior periods presented. The Company has elected the practical expedients upon transition to retain the lease classification and initial direct costs for any leases that existed prior to adoption. The Company has also not reassessed whether any contracts entered into prior to adoption are leases. The Company applied the new guidance to all operating leases within the scope of the standard that were in effect on January 1, 2019, or entered into after, the adoption date.  Comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.  The adoption did not have a material impact on the Company’s condensed statement of comprehensive income (loss).  However, the new standard established $87 of liabilities and corresponding right-of-use assets of $87 on the Company’s condensed balance sheet for leases, primarily related to operating leases on rented office properties, that existed as of the January 1, 2019, adoption date.

At September 30, 2020, the balance in Right to Use Asset-Long Term and Lease Liability-Long Term was $726 and ($731) respectively and at December 31, 2019, the balance in Right to Use Asset-Long Term and Lease Liability-Long Term was $699 and ($694) respectively.

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

The Company reports right-of-use lease assets within non-current assets in its condensed balance sheet.  The Company reports the lease liabilities within long-term liabilities in its condensed balance sheet.

See Note 12 - Commitments and Contingencies, for future minimum lease payments and maturities.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed financial statements and related disclosures.

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our unaudited condensed interim financial statements.

Note 3 - Fair Value Measurements

The Company issued common stock warrants to purchase shares of common stock in June of 2015 (see Note 11 - Stock-based Compensation for more details) that contain a cash settlement provision resulting in a common stock warrant liability that is revalued at the end of each reporting period.

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

September 30, 2020
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

Note 4 - Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base, however the Company did identify a potentially uncollectable account and at September 30, 2020 and December 31, 2019 maintained a reserve for this receivable balance of $123. The Company does not require collateral or other securities to support its accounts receivable.

Note 5 - Prepaid Expenses

Prepaid expenses consist of the following:

	September 30,	December 31,
	2020	2019
Director compensation	$-	$9
Director, officer and other insurance	98	115
NASDAQ fees	14	-
Legal retainer	25	25
Marketing programs and conferences	93	80
Professional services retainer	8	8
Rent	17	11
Equipment service deposits	2	1
Engineering, software licenses and other	24	8
Total prepaid expenses	$281	$257

Note 6 - Property and Equipment

Property and equipment, net consist of the following:

		September 30,	December 31,
	Useful Life	2020	2019
Research and development equipment	5 years	$1,452	$1,585
Office and computer equipment (1)	3 years	733	753
Autos	5 years	54	54
Furniture and fixtures	7 years	41	41
Leasehold improvements	*	283	283
Construction in progress		48	-
		2,611	2,716
Less accumulated depreciation and amortization		(2,070)	(1,978)
Total		$541	$738

*	Shorter of lease term or estimated useful life

(1)	In the three and nine months ended September 30, 2020, the Company received net proceeds of $0 and $44 in the sale of research and development equipment and office and computer equipment, respectively, resulting in gains on the sale of these assets of $0 and $18 for the three and nine months ended September 30, 2020, respectively.

Depreciation and amortization expense was approximately $71 and $101 for the three months ended September 30, 2020 and 2019, respectively, and $219 and $314 for the nine months ended September 30, 2020 and 2019, respectively.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019
Compensation and related benefits	$291	$935
Accrued Litigation	-	238
Board Compensation	-	17
Personal property and franchise tax	15	2
Other	10	1
Total accrued expenses	$316	$1,193

Note 8 - Borrowings

A summary of the Company’s borrowings, including finance lease obligations, is as follows:

	September 30,	December 31,
	2020	2019
Short-term debt:
Current portion of long-term debt	105	123
Total short-term debt	$105	$123
Long-term debt:
Finance lease obligations	$93	$155
Other promissory notes	707	105
Total	800	260
Less: current portion of long-term debt	(105)	(123)
Total long-term debt	$695	$137

Finance Lease Obligations

Finance lease obligations at September 30, 2020 are for computer and lab equipment leased through GreatAmerica Financial Services and ENGS Commercial Finance Co. These finance leases expire at various dates through April 2022 and carry interest rates ranging from 11.4% to 18.3%.

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

Pursuant to amendments to the CARES Act, as long as the Company submits its application for loan forgiveness within ten months after the expiration of the applicable covered period, the Company will not be required to make any payments until the forgiveness amount is remitted to the lender by the SBA. In the event the PPP loan is not forgiven in whole or in part, the lender is responsible for notifying the Company of the date on which the Company’s first repayment is due.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of September 30, 2020 as follows:

					Balance				Balance				Balance
Issue Date	Warrant Type	Term Date	Exercise Price		December 31, 2018	Issued	Exercised	Expired	December 31, 2019	Issued	Exercised	Expired	September 30, 2020
2016 and prior	Various	Various-2020/2021	Various		17,059	-	-	-	17,059	-	(9,375)	(750)	6,934
November 21, 2017	Common Stock Offering Warrants	November 21, 2022	$2.1122	(1)	159,092	-	(15,591)	-	143,501	-		-	143,501
November 21, 2017	Dealer Manager Warrants	November 21, 2022	$30.00		47,250	-	-	-	47,250	-	(47,250)	-	-
June 20, 2018	Warrant Reissue	December 20, 2023	$36.40		56,696	-	-	-	56,696	-	-	-	56,696
August 13, 2018	Rights Offering Warrants	July 25, 2023	$23.00		267,853	-	(64,910)	-	202,943	-	-	-	202,943
August 13, 2018	Dealer Manager Warrants	August 13, 2023	$34.50		13,393	-	-	-	13,393	-	-	-	13,393
July 16, 2019	Dealer Manager Warrants	July 11, 2024	$33.75		-	8,334	-	-	8,334	-	-	-	8,334
January 28, 2020	Registered Direct Offering	July 28, 2025	$9.00		-	-	-	-	-	177,500	-	-	177,500
January 28, 2020	Dealer Manager Warrants	July 28, 2025	$10.00		-	-	-	-	-	13,315	-	-	13,315
March 6, 2020	Registered Direct Offering	September 8, 2025	$2.88		-	-	-	-	-	176,372	-	-	176,372
March 6, 2020	Dealer Manager Warrants	March 4, 2025	$3.76		-	-	-	-	-	13,228	-	-	13,228
April 21, 2020	Dealer Manager Warrants	April 21, 2025	$3.97		-	-	-	-	-	118,073	-	-	118,073
April 24, 2020	Registered Direct Offering	April 24, 2025	$3.05		-	-	-	-	-	1,574,308	-	-	1,574,308
					561,343				489,176				2,504,597

(1)	Pursuant to antidilution price adjustment protection contained within these warrants, the initial exercise price of these warrants was $30.00 per share, which adjusted downward to $29.40 on July 24, 2018, the record date of the Rights Offering, downward to $19.00 per share on August 13, 2018, the date of the Rights Offering, downward to $7.13 per share on January 28, 2020, the date of a Registered Direct Offering and downward to $2.1122 per share on March 6, 2020, the date of a Registered Direct Offering.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

Outstanding Warrants

As of September 30, 2020, we had 2,504,597 shares of common stock issuable upon exercise of outstanding common stock warrants, at a weighted-average exercise price of $6.18 per share.

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

Common Stock

The Company had 3,398,832 and 1,414,671 shares of common stock issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.

During the nine months ended September 30, 2020, the Company issued 1,984,161 shares of common stock as follows:

●	an aggregate of 177,500 shares in connection with a registered direct offering generating net proceeds to the Company in January 2020 of approximately $973, as further described below;

●	an aggregate of 176,372 shares in connection with a registered direct offering generating net proceeds to the Company in March 2020 of approximately $462, as further described below;

●	an aggregate of 1,574,308 shares in connection with a public offering and exercise of pre-funded warrants issued in connection with said public offering, generating net proceeds to the Company in April 2020 of approximately $4,306, as further described below;

●	an aggregate of 51,414 shares for the exercise of outstanding warrants in settlement of an outstanding litigation reserve of $238 (see Note 9 - Common Stock Warrants and Common Stock Warrant Liability for further details);

●	an aggregate of 4,543 shares for service as a result of the vesting of restricted stock units; and

●	an aggregate of 24 shares for true up of shares as a result of the 1-for-20 reverse stock split effected in February 2020.

Public Offerings and Registered Direct Offerings

On April 24, 2020, the Company closed a public offering of 145,586 Class A Units and 1,428,722 Class B Units. Each unit is comprised of one share of common stock, par value $0.001 per share or common stock equivalent in the form of a pre-funded warrant and one warrant to purchase one share of common stock. The Class A Units were offered at a public offering price of $3.176 per unit, and the Class B Units were offered at a public offering price of $3.175 per unit priced at-the-market under Nasdaq rules, generating net proceeds of approximately $4,306, including the full exercise of the pre-funded warrants sold in this offering and after deducting certain fees due to the placement agent and other estimated transaction expenses.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 10 - Stockholders’ Deficit – (continued)

Also, in connection with the public offering noted above, the Company issued warrants to purchase 1,574,308 shares of common stock to the participants in the public offering, with an exercise price of $3.05 per share. These warrants are immediately exercisable and will expire April 24, 2025.

On March 6, 2020, the Company closed a registered direct offering of an aggregate of 176,372 shares of our common Stock at a purchase price of $3.005 per share for aggregate net proceeds of approximately $462, after deducting certain fees due to the placement agent and other estimated transaction expenses. In addition, we also issued warrants exercisable for an aggregate of up to 176,372 shares of our common stock with an exercise price of $2.88 per share. In addition, in connection with the offering, we issued the placement agent five-year warrants to purchase up to 13,228 shares of our common Stock at an exercise price of $3.7563 per share.

On January 28, 2020, the Company closed a registered direct offering of an aggregate of 177,500 shares of our common stock at a purchase price of $8.00 per share for aggregate net proceeds of approximately $973, after deducting certain fees due to the placement agent and other estimated transaction expenses. In addition, in a concurrent private placement, we also issued and sold warrants exercisable for an aggregate of up to 177,500 shares of our common stock with an exercise price of $9.00 per share. In connection with the offering, we issued the placement agent five-year warrants to purchase up to 13,312 shares of our common stock at an exercise price of $10.00 per share.

Note 11 - Stock-based Compensation

On June 12, 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”) to replace the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). As of September 30, 2020, the 2018 Plan authorizes the issuance of 50,000 shares of our common stock. In addition, up to 122,279 shares of our common stock reserved for issuance under the 2015 Plan became available for issuance under the 2018 Plan to the extent such shares were available for issuance under the 2015 Plan as of June 12, 2018 or cease to be subject to awards outstanding under the 2015 Plan, such as by expiration, cancellation, or forfeiture of such awards.

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

As of September 30, 2020, the Company had 500,813 shares of common stock available for issuance under the 2018 Plan. On July 8, 2020, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares of common stock available for issuance under the 2018 Plan by 800,000 shares.

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

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the nine months ended September 30, 2020 were as follows:

	Employee	Non-Employee
Expected volatility	88.1-91.5%	N/A
Expected dividend yield	—	N/A
Expected term (in years)	5	N/A
Risk-free interest rate	0.11-0.26%	N/A

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Stock-based Compensation – (continued)

The weighted average grant date fair value of options granted during the nine months ended September 30, 2020 was $1.94 per share, as per the table below.

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

The following table summarizes the stock option activity, for both equity plans, for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2019	136,489	$28.00	3.9	$—
Granted	300,206	$1.94	4.8	$—
Exercised	—	$—	—	$—
Forfeited	(9,125)	$—	—	$—
Expired	—	$—	—	$—
Outstanding at September 30, 2020	427,570	$10.25	3.9	$—
Exercisable at September 30, 2020	115,655	$25.39	2.5	$—

(1)	The aggregate intrinsic value in the table was calculated based on the difference between the estimated fair market value of the Company’s stock and the exercise price of the underlying options. The estimated stock values used in the calculation were $1.88 and $11.00 per share for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2020:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2019	5,877	$30.28
Granted	30,738	$1.97
Vested	(4,543)	$1.42
Forfeited	—	$—
Outstanding as of September 30, 2020	32,072	$4.05

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Stock-based Compensation – (continued)

The stock-based compensation expense was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$2	$1	$7	$11
General and administrative	160	203	446	664
Total stock-based compensation expense	$162	$204	$453	$675

The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.

At September 30, 2020, the total compensation cost related to restricted stock units and unvested options not yet recognized was $979, which will be recognized over a weighted average period of 34 months, assuming the employees and non-employees complete their service period required for vesting.

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

Lease Commitments

The Company is obligated under finance leases for certain research and computer equipment that expire on various dates through April 2022. At September 30, 2020, the gross amount of office, computer and research equipment, and the related accumulated amortization recorded under the finance leases was $478 and $334, respectively.

In February 2012, the Company entered into an operating lease for its then corporate headquarters in Flagstaff, Arizona with an expiration in January 2015. In December 2013 and February 2014, the Company amended its lease to extend the term to December 31, 2019 and expand into the remaining area in the building and an adjacent building. In December 2019, we extended the current lease for only our manufacturing facilities located in Flagstaff, Arizona, occupying a total of 7,632 square feet of space, with an expiration in December 2020. The lease is guaranteed by the former President of the Company.

In anticipation of the December 2020 Flagstaff, Arizona lease expiration, on June 22, 2020, the Company entered into an operating lease for approximately 5,103 square feet of warehouse/manufacturing space in Phoenix, Arizona. The lease commenced on August 1, 2020 and expires on November 30, 2024. The lease required escalating rental payments over the lease term and minimum rental payments under the operating lease are being recognized on a straight-line basis over the term of the lease. Under guidance promulgated under ASU No. 2016-02, Leases the Company recorded a right-of-use lease asset and a lease liability on its balance sheet in the amount of $209.

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

Rent expense was $202 and $187 for the nine months ended September 30, 2020 and 2019, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum finance lease payments as of September 30, 2020 are follows:

	Finance Leases	Operating Lease
Years Ending December 31,
2020	16	71
2021	58	190
2022	28	194
2023	-	198
2024	-	186
Total minimum lease payments	$102	$839

Finance Leases
Less: amounts representing interest (ranging from 11.43% to 18.32%)	$10
Present value of minimum lease payments	92
Less: current installments under finance lease obligations	52
Total long-term portion	$40

Note 13 - Subsequent Events

Private Warrant Inducement

On October 23, 2020, the Company entered into an inducement letter agreement (the “Letter Agreement”) with an existing accredited investor to exercise certain outstanding warrants to purchase up to an aggregate of 1,700,680 shares of the Company’s common stock at a reduced exercise price per share of $1.725 (the “Original Warrants”) for aggregate net proceeds of approximately $2.93 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. In consideration for the immediate exercise of the Original Warrants for cash, the Company issued a new unregistered warrant to the exercising Holder to purchase up to an aggregate of 1,700,680 shares of common stock at an exercise price of $1.725 per share. Through November 11, 2020, 700,680 of the exercised warrants had been converted to shares. The remaining 1,000,000 shares will be issued as requested.

In addition, in connection with the offering, the Company issued the placement agent five-and-a-half year warrants to purchase up to 85,034 shares of the Company’s common stock at an exercise price of $2.156 per share. Also in connection with the offering, the exercise price of the Company’s outstanding detachable common stock warrants, originally issued November 21, 2017, was adjusted downward to $1.3659 per share.

COVID-19

The travel and other restrictions that began in March 2020 in response to the COVID-19 global pandemic have resulted in a significant slowdown in our field studies and sales efforts.  We were able to resume some projects by late-April 2020, however, we still have delays on certain projects that might remain on hold until certain government restrictions are lifted.  These delays have impacted our results of operations and could impact our results in future quarters. In addition, stay at home orders and other social distancing initiatives continue to severely limit our ability to communicate with current and potential commercial customers. The COVID-19 pandemic is also placing a significant budgetary burden on federal, state and local governments, which may impede or delay their ability to purchase our products.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “SenesTech,” the “Company,” “we,” “us,” or “our” refer to SenesTech, Inc., a Delaware corporation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed financial statements and related notes.

Forward-Looking Statements

Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, notes to our condensed financial statements and elsewhere in this report are not historical facts but are forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can   identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,”   “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to:

●	The impacts and implications of the COVID-19 pandemic;

●	Our commercialization and promotion strategy and plans, including key elements to our business strategy, how we commercialize, our sales approach, our hiring and retention strategy; our areas and markets of focus, our pricing strategy, our strategic relationships and which geographic markets we target;

●	Our seeking, obtaining or maintaining regulatory approvals for our product candidates;

●	Our expectations regarding the potential market size for our products and how the market may develop;

●	Our estimates or expectations related to our revenue, cash flow, expenses, capital requirements and need for additional financing;

●	Our ability, and the time required, to improve our cost structure and gross margins, and limit our cash burn;

●	Our plans for our business, including for research and development;

●	Our ability to enter into strategic arrangements and to achieve the expected results from such arrangements;

●	The initiation, timing, progress and results of field studies and other studies and trials and our research and development programs;

●	Our financial performance, including our ability to fund operations; and

●	Developments and projections relating to our projects, competitors and our industry.

These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s, actual results to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part II of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2019, filed with the SEC on March 17, 2020 and April 21, 2020, respectively, (collectively, the “2019 Annual Report”), and Item 1A of Part II of this Form 10-Q, in each case entitled “Risk Factors,” and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Through September 30, 2020, we had received net proceeds of $73.2 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $0.8 million in net product sales. At September 30, 2020, we had an accumulated deficit of $102.2 million and cash and cash equivalents of $2.7 million.

We have incurred significant operating losses every year since our inception. Our net losses were $1.9 million and $6.3 million for the three months and nine months ended September 30, 2020, respectively, and $2.6 million and $7.2 million for the three months and nine months ended September 30, 2019, respectively. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

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

As a result, a significant portion of our operating expenses includes stock-based compensation expense. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy. Specifically, our stock-based compensation expense was $162,000 and $453,000 for the three and nine months ended September 30, 2020, which represented 8.3% and 7.6%, respectively, of our total operating expenses for those periods and $204,000 and $675,000 for the three and nine months ended September 30, 2019, respectively, which represented 7.8% and 9.3%, respectively, of our total operating expenses for those periods.

We will need additional funding in order to continue to fund our operations and achieve profitability and become cash flow positive and will continue to seek additional financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

While the effects of the COVID-19 pandemic did not have a significant impact on revenue during the three and nine months ended September 30, 2020, the travel and other restrictions that started in March resulted in a significant slowdown in our proof of concept field studies and sales efforts. We were able to resume field studies in some important projects by late-April and initially believed that we would re-start all our most significant field studies as we obtained limited waivers of certain travel bans; however, we still have delays on certain projects that might remain on hold until the lifting of government restrictions. These delays could impact our results in future quarters. Initially, we believed that pest control would continue through the pandemic as a necessity and we were and have been able to maintain our manufacturing with cautionary, best practices put in place. However, we have concerns about distributor, pest control operator and individual consumer spending as restrictive measures related to the pandemic continue. Stay at home orders across the world have impeded our ability to communicate with current and prospective customers, potentially reducing sales until the orders are lifted. In addition, federal, state and municipal budgets are under severe strain as a result of the pandemic. This may delay or impede their ability to make near term purchases of our products. While we have stocked certain long lead time inventory raw material ingredients, any prolonged impact on the suppliers we rely on for the purchase of these items by the COVID-19 pandemic could impact future manufacturing operations.

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

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net operating losses we have incurred in each year in our history or for our generated research and development tax credits, due to the uncertainty regarding our ability to realize a benefit from these tax attributes. At September 30, 2020, the Company has federal and state net operating loss carryforwards of approximately $61.3 million and $50.0 million, respectively, not considering any potential IRC Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2023, unless previously utilized. Included in the $61.3 million of federal loss carryforwards are approximately $16.9 million of net operating losses that do not expire due to the tax law changes promulgated in conjunction with the Tax Cuts and Jobs Act of 2017.

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

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Sales	$77	$36	$185	$79
Cost of sales	41	25	106	58
Gross profit	36	11	79	21

Operating expenses:
Research and development	380	432	902	1,359
Selling, general and administrative	1,568	2,173	5,040	5,908
Total operating expenses	1,948	2,605	5,942	7,267

Net operating loss	(1,912)	(2,594)	(5,863)	(7,246)

Other income (expense):
Interest income	-	19	2	45
Interest expense	(7)	(10)	(22)	(34)
Other income (expense)	-	-	18	(3)
Total other income (expense)	(7)	9	(2)	8

Net loss and comprehensive loss	(1,919)	(2,585)	$(5,865)	$(7,238)
Deemed dividend-warrant price protection-revaluation adjustment	-	-	414	-
Net loss attributable to common shareholders	$(1,919)	$(2,585)	$(6,279)	$(7,238)

Weighted average common shares outstanding - basic and fully diluted	3,398,832	1,394,575	2,593,288	1,266,842

Net loss per common share - basic and fully diluted	$(0.56)	$(1.85)	$(2.42)	$(5.71)

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019:

Net Sales

Net sales were $77,000 for the three months ended September 30, 2020 and $36,000 for the same period in 2019. Sales increased $41,000 due, in part, to our implementation of an internet sales capability, augmenting our existing pull through sales strategy, where demand from the consumer market encourages, or pulls, resellers and pest management professionals to offer our products, as well as billings of $12,200 for customer product implementation services. These initiatives have shown initial promise. However, we believe the benefit has been offset by reduced sales, reflecting continued reduced spending by customers due to the COVID-19 pandemic.

Cost of Sales

Cost of sales was $41,000 or 53.3% of net sales for the three months ended September 30, 2020, compared to $25,000 or 69.4% of net sales for the three months ended September 30, 2019. The increase in cost of goods sold of $16,000 in 2020 is primarily due to higher sales volume. The decrease in cost of sales as a percentage of net sales was due to reduced scrap expense and continued process improvement and efficiencies. We anticipate cost of goods sold as a percentage of sales will improve in the future due to manufacturing efficiencies as a result of scale-up activities.

Gross Profit

Gross profit for the three months ended September 30, 2020 was $36,000 or 46.7% of net sales, compared to a gross profit of $11,000 or 30.6% of net sales, for the same period in 2019. The increase in gross profit was a direct result of decreased scrap related to scale-up activities as well as continued process improvement and efficiencies.

Research and Development Expenses

	Three Months Ended September 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Direct research and development expenses:
Personnel related (including stock-based compensation)	$191	$206	$(15)
Facility-related	46	60	(14)
Other	143	166	(23)
Total research and development expenses	$380	$432	$(52)

Research and development expenses were $380,000 for the three months ended September 30, 2020, compared to $432,000 for the same period in 2019. The $52,000 decrease in research and development expenses was primarily due to a decrease of $15,000 in personnel-related costs, including stock-based compensation expense, due to the classification of certain field support employees to sales and marketing. With more focus on the commercialization of ContraPest, it was determined that these certain field support employees previously classified as research and development are now refocused on sales and marketing efforts.

Facility-related expenses decreased $14,000 due primarily to the cancellation of a facility lease of 1,954 square feet of research and development space in Flagstaff, Arizona at December 31, 2019 and reduced allocation of facility expenses to research and development with the renewal of only a portion of the Flagstaff facilities in December 2019, offset by rent expense at the new manufacturing facility in Phoenix, Arizona, as discussed in Note 12 - Commitments and Contingencies.

The decrease in other research and development expenses of $23,000 was primarily due to a reclass of other expenses related to certain field support employees to sales and marketing as described above.

We also continue to develop our supply chain, particularly identifying and improving our sourcing of key ingredients for our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1.6 million for the three months ended September 30, 2020, as compared to approximately $2.2 million for the three months ended September 30, 2019. The decrease of $600,000 in selling, general and administrative expenses was primarily due to a decrease of $378,000 in net salary costs, a decrease of $126,000 in travel expenses, a $179,000 decrease in professional service fees and $67,000 decrease in marketing expenses, offset by increases in expenses related to restricted use field projects. The decrease in net salary costs of $378,000 was due primarily to a decrease in stock compensation expenses as well as the impact of temporary salary reductions implemented in the second quarter of 2020 by management to control expenses during the COVID-19 pandemic. The decrease in professional services expenses was primarily due to reduced legal expenses as the result of a legal expenses related to a litigation settlement in the third quarter of 2019 that were not incurred in 2020. The decrease in travel expenses was a direct result of COVID-19 travel restrictions put in place in March 2020. Likewise, the pandemic restricted access to trade shows and other marketing activities in the three months ended September 30, 2020, resulting in lower marketing expenses than the same period in 2019.

Interest Income/Expense, Net

We recorded interest expense, net of $7,000 for the three months ended September 30, 2020, as compared to interest expense, net of $9 for the same period in 2019. The $2,000 decrease in interest expense, net for the period was a result of decreased interest expense on certain notes payable and finance leases that expired in the first nine months of 2020.

Other Income (Expense)

Other income, net, was $0 for the three months ended September 30, 2020 and the same period ended September 30, 2019.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019:

Net Sales

Net sales were $185,000 for the nine months ended September 30, 2020 compared to $79,000 for the same period in 2019. Sales were $106,000 higher, in part due to our implementation of an internet sales capability, augmenting our existing pull through sales strategy, where demand from the consumer market encourages, or pulls, resellers and pest management professionals to offer our products, as well as due to billings of $29,900 for customer product implementation services. This strategy has shown initial promise. However, we believe the benefit of this strategy has been offset by reduced sales, reflecting continued reduced spending by customers due to the COVID-19 pandemic.

Cost of Sales

Cost of sales was $106,000 or 57.3% of net sales for the nine months ended September 30, 2020, compared to $58,000 or 73.4% of net sales for the nine months ended September 30, 2019. The increase in cost of goods sold of $48,000 in 2020 is primarily due to higher sales volume. The decrease in cost of sales as a % of net sales was due to reduced scrap expense and continued process improvement and efficiencies. We anticipate cost of goods sold as a percentage of sales will improve for the foreseeable future due to manufacturing efficiencies as a result of the scale up activities.

Gross Profit

Gross profit for the nine months ended September 30, 2020 was $79,000 or 42.7% of net sales, compared to a gross profit of $21,000 or 26.6% of net sales, for the same period in 2019. The increase in gross profit was a direct result of decreased scrap related to scale-up activities as well as continued process improvement and efficiencies noted above.

Research and Development Expenses

	Nine Months Ended September 30,		Increase
	2020	2019	(Decrease)

	(in thousands)
Direct research and development expenses:
Personnel related (including stock-based compensation)	$414	$661	$(247)
Facility-related	122	184	(62)
Other	366	514	(148)
Total research and development expenses	$902	$1,359	$(457)

Research and development expenses were $902,000 for the nine months ended September 30, 2020, compared to $1,359,000 for the nine months ended September 30, 2019. The $457,000 decrease in research and development expenses was primarily due to a decrease of $247,000 in personnel-related costs, including stock-based compensation expense, due to the reclassification of certain field support employees to sales and marketing, decreased facility related expenses of $62,000 and decreased other research and development expenses of $148,000.

With more focus on commercialization of ContraPest, it was determined that these certain field support employees previously classified as research and development are now refocused on sales and marketing efforts and were reclassified as such.

Facility-related expense decreased $62,000 during the nine months ended September 30, 2020 over the same period in 2019 due primarily to the cancellation of a facility lease of 1,954 square feet of research and development space in Flagstaff, Arizona at December 31, 2019 and reduced allocation of facility expenses to research and development with the renewal of only a portion of the Flagstaff facilities in December 2019, offset by rent expense at the new manufacturing facility in Phoenix, Arizona, as discussed in Note 12 - Commitments and Contingencies.

The decrease in other research and development expenses of $148,000 was primarily due to a reclassification of other expenses related to certain field support employees to sales and marketing as described above, reduced travel expenses and reduced depreciation due to the sale of certain fixed assets and certain assets fully depreciating during the nine months ended September 30, 2020.

We also continue to develop our supply chain, particularly identifying and improving our sourcing of key ingredients for our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $5.0 million for the nine months ended September 30, 2020, as compared to approximately $5.9 million for the nine months ended September 30, 2019. The decrease of $900,000 in selling, general and administrative expenses was primarily due to lower salaries and wages of $775,000, including stock compensation expenses and reduced travel related expenses of $149,000.

Net salaries and wages were lower due primarily to a decrease in stock compensation expenses related to option grants fully vesting and resulting in lower stock compensation expense as well as the impact of temporary salary reductions by management to control expenses during the COVID-19 pandemic, offset by an increase in salaries and wages due to the reclassification of certain field support employees to sales and marketing, as noted above. The decrease in travel expenses for the nine months ended September 30, 2020, as compared to the same period in 2019, was a direct result of COVID-19 travel restrictions put in place in March 2020 that continued into the three months ended September 30, 2020.

Interest Income/Expense, Net

We recorded interest expense, net, of $20,000, for the nine months ended September 30, 2020, as compared to interest income, net of $11,000 for the same period in 2019. The $31,000 decrease in interest income, net, was a result of decreased interest income as a result of significantly lower interest rates, offset by higher average daily cash balances and reduced interest expense as a result of finance leases and promissory notes that expired during the nine months ended September 30, 2020.

Other Income (Expense)

We recorded $18,000 of other income, net, for the nine months ended September 30, 2020, compared to $3,000 of other expense, net, for the same period in 2019. The $21,000 net increase in other income was primarily due to gains on the sale of certain fixed assets during the nine months ended September 30, 2020 and decreased, year-over-year fair market value adjustment of our derivative warrant in the same period.

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

Through September 30, 2020, we received net proceeds of $73.2 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, and an aggregate of $1.7 million from licensing fees and an aggregate of $0.8 million from product sales. At September 30, 2020, we had an accumulated deficit of $102.2 million and cash and cash equivalents of $2.7 million.

As discussed in Note 8 - Borrowings, of our Notes to Condensed Financial Statements, on April 15, 2020, the Company also received cash proceeds of $645,700 from the Paycheck Protection Program (or “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act. We are using the proceeds from the PPP Loan to retain employees, maintain payroll and make lease, interest and utility payments.

In addition, as described in Note 13 - Subsequent Events, we entered into a private warrant inducement transaction on October 23, 2020, which resulted in gross proceeds to the Company of approximately $2.93 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by us.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(5,496)	$(6,092)
Cash used in investing activities	(4)	(64)
Cash provided by financing activities	6,281	5,181
Net increase (decrease) in cash and cash equivalents	$781	$(975)

Operating Activities.

During the nine months ended September 30, 2020, operating activities used $5.5 million of cash, primarily resulting from our net loss of $5.9 million and by changes in our operating assets and liabilities of $285,000, offset by non-cash charges of $654,000, consisting primarily of stock-based compensation, depreciation and amortization. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2020, consisted primarily of a net decrease in accrued expenses and accounts payable of $460,000 and an increase in prepaid expenses of $24,000 offset by a decrease in inventory of $78,000, a decrease in receivables of $119,000 and a decrease in other assets of $2,000.

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

Investing Activities.

For the nine months ended September 30, 2020, net cash used in investing activities was $4,000 due to the sale of property and equipment of $44,000, offset by purchases of property, plant and equipment and construction in progress of $40,000.

For the nine months ended September 30, 2019, we used $64,000 in net cash related to investing activities due to purchases of property and equipment.

Financing Activities.

During the nine months ended September 30, 2020, net cash provided by financing activities was $6.3 million as a result of $5.7 million in net proceeds from the issuance of common stock and net proceeds of $646,000 from the issuance of a note pursuant to the Paycheck Protection Program, offset by $44,000 of repayments related to notes payable and $62,000 in repayments of finance lease obligations.

During the nine months ended September 30, 2019, net cash provided by financing activities was $5.2 million as a result of $3.6 million in net proceeds from the issuance of common stock and net proceeds of $1.8 million from the exercise of warrants, offset by payments of $184,000 related to notes payable and $55,000 of payments for employee withholding taxes related to share-based awards.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition (“ASC 605”). Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of the fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The performance obligations identified by the Company under ASC 606 are straightforward and similar to the unit of account and performance obligation determination under ASC Topic 605, Revenue Recognition.

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

We recorded stock-based compensation expense of approximately $162,000 and $453,000 for the three and nine months ended September 30, 2020, respectively, and $204,000 and $675,000 for the three and nine months ended September 30, 2019, respectively. We expect to continue to grant stock options and other equity-based awards in the future and continue to recognize stock-based compensation expense in future periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$2	$1	$7	$11
General and administrative	160	203	446	664
Total stock-based compensation expense	$162	$204	$453	$675

The intrinsic value of stock options outstanding as of September 30, 2020 was $0.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings in which we are involved, see Note 12 - Commitments and Contingencies under the subsection titled “Legal Proceedings” in our Notes to Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Except as discussed below, there have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our 2019 Annual Report.

The impacts of the coronavirus pandemic could adversely affect our business, and other similar crises could result in similar or other harms.

The outbreak of the novel coronavirus (COVID-19) pandemic has resulted in widespread travel and transportation restrictions and closures of commercial spaces, industrial facilities and other spaces and businesses in and across the United States and the world, including in the locations we operate or target sales. As a result, our business has been impacted and we could face continued or more adverse effects. In addition, our results and financial condition may be adversely affected by federal or state legislation, or other similar laws, regulations, orders or other governmental or regulatory actions or best practices, that would impose new restrictions on our ability to operate our business or customers to operate their businesses. For example, our sales and technical field forces have been restricted from traveling or limited in travel, which adversely affects our ability to sell our products and complete field studies. While we have implemented cautionary procedures at our manufacturing facility, there may be disruptions to our ability to manufacture due to current and additional workplace controls. Our customers may be less inclined or unable to purchase our products or continue product studies due to restrictions under which they may be operating. Those restrictions are more severe in some jurisdictions, such as California. If financial markets continue to tighten, we may have more limited ability to raise necessary financing. The COVID-19 pandemic is also placing a significant budgetary burden on federal, state and local governments, which may impede or delay their ability to purchase our products. We source some of our critical raw materials from Asia, and the coronavirus has caused supply chain disruptions, which could limit a timely supply of materials. Each of these could have negative effects on our business, results of operations, financial condition and cash flows. Even if the coronavirus pandemic passes, another crisis with similar effects could develop and harm our business, financial results and liquidity. The degree to which the COVID-19 pandemic may impact our results of operations and financial condition is unknown at this time and will depend on future developments, including the ultimate severity and the duration of the pandemic, and further actions that may be taken by governmental authorities or businesses or individuals on their own initiatives in response to the pandemic.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit		Filed or Furnished		Incorporated by Reference
Number	Description	Herewith	Form	Filing Date	Exhibit	File No.
3.1	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation		10-K	3/17/2020	3.1	001-37941

3.2	Amended and Restated Bylaws		S-1	9/21/2016	3.5	333-213736

4.1	Form of New Warrant		8-K	10/27/2020	4.1	001-37941

4.2	Form of Placement Agent Warrant		8-K	10/27/2020	4.2	001-37941

10.1+	SenesTech, Inc. 2018 Equity Incentive Plan, as amended, and forms of agreement thereunder		10-Q	8/13/2020	10.3	001-37941

10.2	Standard Industrial/Commercial Multi-Tenant Lease, between the Company and Duke Go PP, LLC, dated as of June 22, 2020		10-Q	8/13/2020	10.4	001-37941

10.3	Form of Letter Agreement, dated as of October 23, 2020, between the Company and the purchaser thereto.		8-K	10/27/2020	10.1	001-37941

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC. (Registrant)

Dated: November 13, 2020	By:	/s/ Kenneth Siegel
Kenneth Siegel
Chief Executive Officer

Dated: November 13, 2020	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer