Form 10-K
period 2020-12-31
SenesTech, Inc.
filed 2021-03-29
CIK 1680378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The NASDAQ Capital Market on such date was approximately $6,662,272. There were 3,398,832* shares of the registrant’s common stock outstanding on June 30, 2020.

The number of shares of common stock outstanding as of March 29, 2021: 12,164,046

Documents Incorporated by Reference: None.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe-harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can often be identified by words such as: “expect,” “believe,” “estimate,” “plan,” “strategy,” “future,” “potential,” “continue,” “may,” “should,” “will,” and similar references to future periods. Examples include, among others, statements about:

●	The impacts and implications of the COVID-19 pandemic;

●	Our commercialization and promotion strategy and plans, including key elements to our business strategy, how we commercialize, our sales approach, the tools we use, our hiring and retention strategy; our areas and markets of focus, our pricing strategy, our strategic relationships and which geographic markets we target;

●	Our seeking, obtaining or maintaining regulatory approvals for our product candidates;

●	Our expectations regarding the potential market size for our products and how the market may develop;

●	Our estimates or expectations related to our revenue, cash flow, expenses, capital requirements and need for additional financing;

●	Our ability, and the time required, to improve our cost structure and gross margins, and limit our cash burn;

●	Our plans for our business, including for research and development;

●	Our ability to enter into strategic arrangements and to achieve the expected results from such arrangements;

●	The adequacy of our facilities to meet our current needs;

●	The initiation, timing, progress and results of field studies and other studies and trials and our research and development programs;

●	Our financial performance, including our ability to fund operations

●	Developments and projections relating to our projects, competitors and our industry, including legislative developments and impacts from those developments; and

●	Other risks and uncertainties, including those described or incorporated by reference under the caption “Risk Factors” in this Annual Report on Form 10-K.

These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s, actual results to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A-“Risk Factors” of Part II of in this Annual Report on Form 10-K.

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

Overview

SenesTech, Inc. (referred to in this report as “SenesTech,” the “Company,” “we” or “us”) has developed and is commercializing a global, proprietary technology for managing animal pest populations, initially rat populations, through fertility control.

Although there are myriad tools available to control rat populations, most rely on some form of lethal method to achieve effectiveness. Each of these solutions is inherently limited by rat species’ resilience and survival mechanisms as well as their extraordinary rate of reproduction. ContraPest®, our initial product, is unique in the pest control industry in attacking the reproductive systems of both male and female rats, which our field data shows results in a sustained reduction of the rat population.

Rats have plagued humanity throughout history. They pose significant threats to the environment, and to the health and food security of many communities. In addition, rodents cause extensive product loss and damage through consumption and contamination. Rats also cause significant damage to critical infrastructure by burrowing beneath foundations and gnawing on electrical wiring, insulation, fire proofing systems, electronics and computer equipment.

The most prevalent solution to rat infestations is the use of increasingly powerful rodenticides. Although these solutions provide short term results, there are growing concerns about secondary exposure and bioaccumulation of rodenticides in the environment, as well as concerns about rodenticides that have no antidotes. The pest management industry and Pest Management Professionals (“PMPs”) are being asked for new solutions that are both effective and less toxic. Our goal is to provide customers with not only a solution to combat their most difficult rat problems, but also offer an effective, non-lethal option to serve customers that are looking to decrease or remove the amount of rodenticide used in their pest control programs.

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

We expect to continue to pursue regulatory approvals and amendments to the existing U.S. registration for ContraPest to broaden the marketability and use of ContraPest, and if ContraPest begins to generate sufficient revenue, regulatory approvals for additional jurisdictions beyond the United States. In certain cases, our EPA and state registrations require completion of testing and certifications even though we have received approval for the product or its labelling. We continue to seek to comply with these requirements.

The Company also continues to research and develop enhancements to ContraPest that align with our target verticals and other potential fertility control options for additional species.

We were formed in July 2004 and incorporated in the state of Nevada. The Company subsequently reincorporated in the state of Delaware in November 2015. Our corporate headquarters and manufacturing site are in Phoenix, Arizona. On December 8, 2016, we went public and are currently traded on Nasdaq under the symbol SNES.

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

Current Challenges in Pest Control Methodologies

Lethal rodenticides are often at the forefront of pest management programs but are rarely expected to immediately be 100% effective in removing all rats. Rat behavior, genetic resistance and reproduction can affect pest control programs and often negatively impact actual results. Studies have shown that successful bait uptake is influenced by rodent behavior and their interaction with their environment. Some of these behaviors are thought to be inherited as rats have evolved with humans and control campaigns, while others are conditioned through adverse effects learned in their environment.

In addition, rats that survive the initial exposure to a rodenticide may be genetically resistant to the effects and will pass that resistance onto their offspring who will carry this resistant trait to future generations. Because of this, conventional rodenticide producers are continually challenged to develop new, more lethal chemicals to control future rat populations.

Rats can reproduce multiple times throughout the year, producing approximately 6 litters a year with 12 pups each. This rapid reproduction rate can cause populations to rebound quickly after implementing a lethal control program. This means that PMPs typically need to visit a site often to combat not only the initial infestation, but also subsequent population spikes, or rebounds.

Rodenticides also have significant drawbacks, in that they persist in tissue and the environment and are indiscriminate in their effects. Consequently, there is growing concern about the adverse effects that rodenticides may have on children and pets due to accidental exposure, as well as on species that prey on rats, including birds of prey and large cats, due to the persistence of the rodenticide in the rat tissue. As a result, PMPs will need to include a wide variety of controls and alternative solutions that minimize these concerns.

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

The following graphs illustrate the incremental benefit of adding ContraPest to integrated pest management with conventional rodenticides. The data is derived from three programs we began in late 2019 to demonstrate the effectiveness of ContraPest to potential end-users and our study of the results through monitoring rat activity by camera. The data presented show the incremental benefit of ContraPest deployment beyond that achieved through rodenticides. Ongoing monitoring of the program locations has indicated that there has been no rebound in the rodent population from the current low levels.

(source: Company studies)

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

Business Strategy

Our goal is to be a leader in the pest management industry; utilizing fertility control technologies to limit the adverse effects caused by rodent infestations, educate PMP’s and the general public on alternatives or enhancements to lethal rodenticides and to develop additional product lines to address the needs of our customers. Key elements of our strategy are:

●	Work to maximize market acceptance for, and generate sales of, our products, including by conducting field demonstrations at potential lead customers;

●	Explore strategic partnerships to enable us to penetrate additional target markets and geographical locations;

●	Manage the infrastructure for sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

●	Seek additional regulatory approvals for ContraPest, including to more fully expand the market and use for ContraPest and, if we believe there is commercial viability, for our other product candidates;

●	Further develop our manufacturing processes to contain costs while being able to scale to meet future demand of ContraPest and any other product candidates for which we receive regulatory approval;

●	Continue product development of ContraPest and advance our research and development activities and, as our operating budget permits, advance the research and development programs for other product candidates;

●	Maintain and protect our intellectual property portfolio; and

●	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

Marketing and Sales Approach

The pest control industry is highly competitive with a number of large competitors developing and marketing pest control products, particularly rodenticides, and services. Because fertility control in general and ContraPest specifically may be considered a disruptive technology, we have encountered resistance to initial adoption. We continue to build a robust set of case studies to demonstrate efficacy and cost efficiency, identify lead users and expand within market segments. In order to enhance the likelihood of success, we have currently targeted a few key market segments with the highest likelihood to add ContraPest into their IPM programs. These include agribusiness (egg hen farms, grain and protein production and grain storage, transport and sales facilities), municipalities and government agencies, D2C (direct to consumer) residential, zoos and sanctuaries, and commercial accounts.

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

We are also focused on expanding regulatory approvals for ContraPest to make the product more user friendly and available for use in an increased number of applications. These include alternative delivery methods and expansion of the label to additional applications and/or species.

Pricing and Value

Our pricing strategy takes into account the cost of goods sold, the cost of competitive products and the value of our product to the end user. We believe ContraPest will be perceived as a significant value as a complement to existing pest control products or as a non-lethal stand-alone solution for managing rat infestations and, as such, should command a premium price. Our experience is that once potential customers understand the advantages of ContraPest, they recognize that the benefits of long term sustained rodent reduction dramatically offsets the cost of the product. We plan to continue to use promotional efforts to support the value message and to justify our product’s premium price, built around the following proposed advantages:

●	ContraPest targeted delivery for maximum efficacy.

●	Our proprietary gravity feeding system optimizes consumption.

●	ContraPest can be used as an anchor or enhancement for an IPM program, or as a stand-alone solution to decrease reliance on lethal control options.

●	ContraPest is designed, formulated and dispensed in a manner that minimizes the exposure hazard for handlers and non-targeted species such as wildlife, livestock and pets.

●	Over time, as the pest population decreases, the quantity deployed and consequently cost of ContraPest will decrease, bringing the long-term cost of ContraPest in line with other elements of integrated pest management.

We also focus on specific advantages for the individual customer and expect to position our product as having the following additional general advantages:

●	Savings by reducing loss or contamination of food and product inventories;

●	Savings by reducing damage to infrastructure and major production equipment;

●	Reduction in labor and servicing costs due to dramatically reduced rodent populations;

●	Creation of a more predictable cost model based on prevention versus treatment of spikes in population seen with rebound effect;

●	Reduction in disease vectors; and

●	Public relations and risk reduction advantages when reducing usage of lethal rodenticides and traps.

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

ContraPest is a contraceptive. The average duration of infertility ranges from 77 to over 180 days (2 to 6 months) but averages 119 days (± 4.6 days, N=61; Dyer and Mayer 2014; Siers et al. 2014; Shuster unpubl. SenesTech data). Both in the lab and in the field, ContraPest consumption has documented effects on fertility reduction and therefore in reducing rat populations.

Other Potential Products

We have developed a pipeline of potential additional fertility control and animal health products, with diverse applications, as outlined in the following chart below. As we currently focus on the commercialization of ContraPest, only minimal progress is expected on new product development during the coming year.

In addition, we have begun work on new formulations of ContraPest – particularly solid and semi-solid variants. Although solid bait is not essential to our near-term plans, the non-liquid formulations may expand the potential uses of ContraPest as well as pave the way for future sales through retail stores. Our plan is to attempt to accelerate the reformulation process through partnerships with others in the industry that will be able to give us access to proven technologies, thus reducing potential development time.

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

Our principal competition is the substitution of other tools that PMPs use in their IPM.

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

Personnel

As of December 31, 2020, we had 29 full-time employees. Within our workforce, 7 employees are engaged in research and development and 22 in sales, business development, finance, regulatory, human resources, facilities, information technology and general management and administration.

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

The outbreak of the novel coronavirus (COVID-19) pandemic has resulted in widespread travel and transportation restrictions and closures of commercial spaces, industrial facilities and other spaces and businesses in and across the United States and the world, including in the locations we operate or target sales. As a result, our business has been impacted and we could face continued or more adverse effects. In addition, our results and financial condition may be adversely affected by federal or state legislation, or other similar laws, regulations, orders or other governmental or regulatory actions or best practices, that would impose new restrictions on our ability to operate our business or customers to operate their businesses. For example, our sales and technical field forces have been restricted from traveling or limited in travel, which adversely affects our ability to sell our products and complete field studies. While we have implemented cautionary procedures at our manufacturing facility, there may be disruptions to our ability to manufacture due to current and additional workplace controls. Our customers may be less inclined or unable to purchase our products or continue product studies due to restrictions under which they may be operating. Those restrictions have been and are more severe in some jurisdictions, such as California. If financial markets tighten, we may have more limited ability to raise necessary financing. The COVID-19 pandemic is also placing a significant budgetary burden on federal, state and local governments, which may impede or delay their ability to purchase our products. We source some of our critical raw materials from Asia, and the coronavirus has caused supply chain disruptions, which could limit a timely supply of materials. Each of these could have negative effects on our business, results of operations, financial condition and cash flows. Even if the coronavirus pandemic passes, another crisis with similar effects could develop and harm our business, financial results and liquidity. The degree to which the COVID-19 pandemic may impact our results of operations and financial condition is unknown at this time and will depend on future developments, including the ultimate severity and the duration of the pandemic, and further actions that may be taken by governmental authorities or businesses or individuals on their own initiatives in response to the pandemic.

Our success is dependent on the successful commercialization of ContraPest.

The EPA granted registration approval for ContraPest effective August 2, 2016, and as of July 12, 2018, we have received registration for ContraPest in all 50 states and the District of Columbia. However, we have not yet had significant sales of ContraPest, which is our only product to date that is available for commercialization and the generation of revenue.

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

If any of our approved product candidates fail to achieve sufficient market acceptance, we will not be able to generate significant revenues or become profitable. The commercial success of ContraPest will depend on a number of factors, including the following:

●	The execution of a viable commercial strategy and the successful establishment of a commercial organization;

●	Our success in educating end users about the benefits, administration and use of ContraPest;

●	The effectiveness of our own or our potential strategic partners’ marketing, sales and distribution strategy and operations;

●	Convincing PMPs to deploy ContraPest in quantity as an enhancement to, or replacement of their current strategy of use of rodenticides;

●	Establishment of commercially viable pricing;

●	Our ability to manufacture quantities of ContraPest using commercially acceptable processes and at a scale sufficient to meet anticipated demand and enable us to reduce our cost of manufacturing; and

●	A continued acceptable safety profile of ContraPest.

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

We continue to develop a functional infrastructure for the sales, marketing, and distribution of our products and the cost of establishing and maintaining such an infrastructure may exceed the cost-effectiveness of doing so. In order to market ContraPest and any other products that may be approved by the EPA and comparable foreign regulatory authorities, we must continue to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for which we would incur substantial costs. If we are unable to establish and maintain adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and become profitable. Without an effective internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully.

Risks Regulations Have on Our Business

Regulatory approval processes of the EPA and comparable foreign regulatory authorities are lengthy, time-consuming and unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business may fail.

The EPA review process for a product with one or more new active ingredients typically takes approximately two years to complete and approval is never guaranteed. In addition, we continue to seek approvals to expand labels and use designations for ContraPest to broaden its market and usability. Our efforts could fail to receive marketing approval from the EPA or, with respect to ContraPest or our product candidates, from a comparable foreign regulatory authority for many reasons, including:

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

For instance, we have found it challenging to produce applicable stability test results for certain of our active ingredients, due in part to the small quantities used in the final product, and continue to work with the EPA to develop appropriate biological or chemical measurements of product stability.  Because our data continue to demonstrate the long-term efficacy of ContraPest, we believe that the testing is a matter we will resolve.

If the EPA or comparable foreign regulatory authorities become aware of new information after approval of ContraPest or any other product candidate, or we are unable to adequately complete required testing and certification requirements, a number of potentially significant negative consequences could result, including:

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

Moreover, existing government regulations may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of ContraPest or any other product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and/or be subject to different marketing requirements or fines or enhanced government oversight and reporting obligations, which would adversely affect our business, prospects, and ability to achieve or sustain profitability.

Our future success is also dependent on regulatory approval and commercialization of our other product candidates.

We are working on a semi-solid product as well as an alternative dispenser. We cannot commercialize our product candidates in the United States without first obtaining regulatory approval for each product and each use pattern from the EPA or, if applicable, the Food and Drug Administration, or FDA, and from any related applicable state authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, the law requires that applicants demonstrate through laboratory and field studies and related data showing that the product candidate will perform its intended function without causing unreasonable adverse effects on the environment. The EPA or a comparable foreign regulatory authority may require more information, including additional data to support approval that may delay or prevent approval.

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

Risks Related to our Operations and Supply Chain

We depend on key personnel to operate our business. If we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe that our success is highly dependent on our ability to attract and retain highly skilled and experienced sales, research and development, and other personnel. If one or more of our executive officers or key employees terminates employment or becomes disabled or experiences long-term illness, we may not be able to replace their expertise, fully integrate new personnel or replicate the prior working relationships, and the loss of their services might significantly delay or prevent the achievement of our research, development and business objectives. Qualified individuals with the breadth of skills and experience in our industry that we require are in high demand, and we may incur significant costs to attract them. Many of the other companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a more established history in the industry. They also may provide more diverse opportunities and better chances for career advancement. Our failure to attract or retain key personnel could impede the achievement of our research, development and commercialization objectives.

We have internal manufacturing capabilities to meet our current and near term forecasted demand for ContraPest, however, we must develop additional manufacturing capability or rely upon third parties to manufacture our products to meet future demand and our single location manufacturing operations could be disrupted.

Our existing internal manufacturing platform is adequate for meeting our current and near term forecasted demand for ContraPest. We may be required to spend significant time and resources to expand these manufacturing facilities to fully meet future demand. If we are unable to develop full-scale manufacturing capabilities, we may not be able to meet demand of our products without relying on third party manufacturers, which could adversely affect our operations or financial condition.

In addition, if our manufacturing operations fail or becomes disrupted for any reason, including because of labor, disasters, and equipment malfunctions, among others, our ability to timely produce ContraPest may be adversely affected, which would harm our sales and reputation. We only operate in single location, which means we do not have back-up facilities to produce our products during a time when our manufacturing facility becomes unavailable.

We will need to expand our operations and grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2020, we had 29 full-time employees. As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, scientific, financial headcount and other resources. Our management, personnel, and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

If we are unable to develop additional sources of or alternatives to triptolide, a key ingredient for ContraPest, our long-term ability to produce ContraPest at a cost effective price could be in jeopardy. If market demand for triptolide causes the price to increase beyond our ability to market at a competitive price or causes the quality of the refined ingredient to be less than needed for our production, our ability to commercialize ContraPest could be limited or delayed, which would adversely affect our business, results of operations and financial condition.

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

Risks Relating to Protections of our Intellectual Property and Legal Actions

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	Others may be able to make compounds that are the same as or similar to our future products but that are not covered by the claims of the patents that we own or have exclusively licensed;

●	We might not have been the first to file patent applications covering certain of our inventions;

●	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing on our intellectual property rights;

●	Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

●	Our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	We may not develop additional proprietary technologies that are patentable or otherwise protectable;

●	Employees may violate confidentiality and proprietary invention assignment agreements and we may not have the resources to enforce those agreements or otherwise enforce our patent rights; and

●	The patents of others may have an adverse effect on our business.

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

If our product candidates, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

●	Obtain licenses, which may not be available on commercially reasonable terms, if at all;

●	Redesign our product candidates or processes to avoid infringement;

●	Stop using the subject matter claimed to be held by others;

●	Pay damages; or

●	Defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

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

For example, we have become aware that we were involved in a transaction in which an investor of the Company may have resold approximately 175,000 shares of our common stock pursuant to a registration statement that was not declared effective by the Securities and Exchange Commission (SEC). As a result, it is possible that the SEC brings an action against us, or we may ultimately be responsible for an action for rescission by purchasers of the securities that were resold. If the SEC were to bring such an enforcement action against us, or if purchasers were to bring such an action for rescission, it may have a material adverse effect on our financial position.

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

Risks Related to our Reporting and Cybersecurity

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

This Annual Report on Form 10-K for the year ended December 31, 2020 does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for smaller reporting companies and emerging growth companies. As a result, we have not yet fully assessed our internal control over financial reporting and are unable to assure that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting, or to avoid potential future material weaknesses.

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

Risks Related to our Capital Stock, Funding and Trading in our Stock

We have incurred significant operating losses every quarter since our inception and anticipate that we will continue to incur significant operating losses in the future.

Investment in product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to become commercially viable or gain regulatory approval. To date, we have financed our operations primarily through the sale of equity securities and debt financings as well as research grants. We have generated minimal revenue from product sales to date. We continue to incur significant sales, marketing, research, development, and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception. For the years ended December 31, 2020 and 2019, we reported net losses of $8.4 million and $10.0 million, respectively. As of December 31, 2020, we had an accumulated deficit since inception of $104.2 million.

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

We have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our financial statements as of December 31, 2020 and 2019 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm included in its opinion for the years ended December 31, 2020 and 2019 an explanatory paragraph referring to our net loss from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. If we encounter continued issues or delays in the commercialization of ContraPest or greater than anticipated expenses, our prior losses and expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

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

Raising funds in the future may present additional challenges and future financing may not be available in sufficient amounts or on terms acceptable to us, if at all. The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline. For example, during 2020, we completed equity financings that resulted in the issuance of shares of Common Stock and warrants to purchase Common Stock, resulting in substantial dilution to the existing stockholders. Similarly, in the first quarter of 2021, we again issued shares of Common Stock and warrants to purchase Common Stock, resulting in additional substantial dilution to the existing stockholders. We generally have raised capital as the opportunity arises.

Certain of our agreements with investors and our outstanding warrants contain provisions that impose limitations on our ability to participate in certain variable rate transactions, including at-the-market transactions, which may limit our opportunities to obtain financing in sufficient amounts or on acceptable terms. The sale of additional equity or convertible debt securities would dilute all of our stockholders, and if such sales occur at a deemed issuance price that is lower than the current exercise price of our outstanding warrants sold to investors in November 2017, the exercise price for those warrants would adjust downward to the deemed issuance price pursuant to price adjustment protection contained within those warrants. Our various warrants contain other terms that may affect our fundraising.

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

Future sales of a substantial number of shares of our Common Stock, or the perception that such sales will occur, could cause a decline in the market price of our Common Stock. This is particularly true if we sell our stock at a discount. As of March 29, 2021, we had 143,501 shares of our Common Stock subject to outstanding warrants that contain anti-dilution adjustments that provide for an adjustment to the exercise price for certain dilutive issuances of securities. If we offer or issue additional securities at a deemed price lower than the current exercise price of these outstanding warrants, these warrants will adjust pursuant to the price adjustment protection contained within these warrants. For example, our January 2020 registered direct offering resulted in an additional downward adjustment of the exercise price of these warrants from $19.00 per share to $7.126 per share and our inducement offering in October 2020 resulted in an additional downward adjustment of the exercise price of these warrants from $7.126 per share to $1.3659 per share. Any future issuance of Common Stock or securities convertible or exercisable into our Common Stock could cause a further downward adjustment of the exercise price of these warrants to the deemed issuance price if the issuance price is less than the exercise price of the warrants at the time of the new issuance.

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

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation currently provides for a staggered board of directors, whereby directors serve for three-year terms, with approximately one-third of the directors coming up for reelection each year. Having a staggered board will make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors. Additionally, most of our warrants provide a Black Scholes value-based payment to the warrant holders in connection with certain transactions that may discourage, delay or prevent a merger or acquisition.

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

As of December 31, 2020, our corporate headquarters is located in Phoenix, Arizona, where we lease and occupy approximately 5,529 square feet of office space pursuant to a lease that commenced on December 1, 2019 and expires in November 2024. Also, as of December 31, 2020, our manufacturing facility completed it’s relocation from Flagstaff, Arizona, where we occupied a total of 7,632 square feet of space, to a facility in Phoenix, Arizona, where we lease and occupy approximately 5,105 square feet of space. The lease for our manufacturing facility that commenced on August 1, 2020 and expires on November 30, 2024. We believe that our existing facilities are adequate and meet our current needs for business, manufacturing and research.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “SNES.” Our common stock was initially listed for trading on the NASDAQ Capital Market on December 8, 2016.

Holders

As of March 29, 2021, there were approximately 703 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of beneficial owners represented by these holders of record.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company

We withhold shares of common stock in connection with the vesting of restricted stock units to satisfy required tax withholding obligations when they occur. There were no purchases of our equity securities during the twelve months ended December 31, 2020.

Item 6.	Selected Financial Data.

Information for Item 6, Selected Financial Data, has been omitted pursuant to SEC modernization rules that are effective as of the filing date of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections of this report titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Since our inception, we have sustained significant operating losses in the course of our research and development activities and commercialization efforts and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under a former license. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock; and debt financing, consisting primarily of convertible notes.

Through December 31, 2020, we had received net proceeds of $75.7 million from our sales of common stock, preferred stock and issuance of convertible and other promissory notes and an aggregate of $1.7 million from research grants and licensing fees and an aggregate of $0.9 million in product sales. At December 31, 2020, we had an accumulated deficit of $104.2 million and cash and cash equivalents of $3.6 million.

On April 15, 2020, the Company also received cash proceeds of $645,700 from the Paycheck Protection Program (or “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act. We used the proceeds from the PPP Loan to retain employees, maintain payroll and make lease, interest and utility payments.

In addition, we entered into a security private placement agreement on February 2, 2021, which resulted in gross proceeds to the Company of approximately $10.00 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by us.

We have incurred significant operating losses every year since our inception. Our net losses were $8.4 million and $10.0 million for the years ended December 31, 2020 and 2019, respectively. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

We have historically utilized, and intend to continue to utilize, various forms of stock-based awards in order to hire, retain and motivate talented employees, consultants and directors and encourage them to devote their best efforts to our business and financial success. In addition, we believe that our ability to grant stock-based awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our employees, consultants and directors with the financial interests of our stockholders. As a result, a significant portion of our operating expenses includes stock-based compensation expense. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy. Specifically, our stock-based compensation expense for the year ended December 31, 2020 and December 31, 2019 was $0.6 million and $0.9 million, respectively, which represented 8.1% and 8.5%, respectively, of our total operating expenses for those periods.

Components of our Results of Operations

Grant Revenue

Grant revenue is comprised entirely of grant funding provided by the City of Phoenix, Arizona for jobs created in the City of Phoenix, Arizona during the year ended December 31, 2020.

Sales

Sales are comprised primarily of sales, net of discounts and promotions, of ContraPest and related components, to our distributors and customers, as well as consulting and implementation services provided in conjunction with ContraPest deployments.

Cost of Sales

Cost of sales consist primarily of cost of products sold, including scrap and reserves for obsolescence. We continue to focus on improving our cost structure, with the goals of shifting resources to commercialization, significantly reducing our year-over-year burn rate and achieving a 50% or greater gross margin. Steps have included relocating to more cost-efficient space, organizational restructuring, and improving our manufacturing and supply processes and reducing staffing. We expect to realize the benefits from these steps in the coming quarters.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the years ended December 31, 2020 and December 31, 2019 has been affected by the valuation allowance on the Company’s deferred tax assets.

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. At December 31, 2020, the Company has federal and state net operating loss carryforwards of approximately $69.5 million and $56.1 million, respectively, not considering the IRC Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2029, unless previously utilized. In addition, the Company has approximately $25.1 million of the total $69.5 million of net operating losses that do not expire, as these losses were generated after the law change introduced as part of the Tax Cuts and Jobs Act.

Additionally, the utilization of the net operating loss carryforwards are subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code od 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383. results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not conducted an analysis of an ownership change under section 382. To the extent that a study is completed and an ownership change is deemed to occur, the Company’s net operating losses could be limited

Comparison of the Years December 31, 2020 to 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

SENESTECH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

	For the Years
	Ended December 31,
	2020	2019

Revenue:
Grant revenue	$24	$-
Sales	258	143
Cost of sales	281	101
Gross profit	1	42

Operating expenses:
Research and development	1,494	1,908
Selling, general and administrative	6,440	8,421
Total operating expenses	7,934	10,329

Net operating loss	(7,933)	(10,287)

Other income (expense):
Interest income	3	45
Interest expense	(28)	(42)
Other income (expense)	21	266
Total other income (expense)	(4)	269

Net loss and comprehensive loss	(7,937)	(10,018)
Warrant revaluation	-	11
Deemed dividend-warrant price protection-revaluation adjustment	436	-
Net loss attributable to common shareholders	$(8,373)	$(10,029)

Weighted average common shares outstanding - basic and fully diluted	3,006,475	1,304,045

Net loss per common share - basic and fully diluted	$(2.78)	$(7.69)

Grant Revenue

Grant revenue for the year ended December 31, 2020 was $24,000 compared to $0 in 2019 as the grant was earned for jobs created in the City of Phoenix, Arizona during the 12 months ended December 31, 2020.

Sales

Sales, shown net of sales discounts and promotions, were $258,000 for the year ended December 31, 2020, compared to $143,000 for year ended December 31, 2019. Sales increased by $115,000 in 2020 due, in part, to our implementation of an internet sales capability, augmenting our existing pull through sales strategy, where demand from the consumer market encourages, or pulls, resellers and pest management professionals to offer our products, as well as billings of $18,500 for customer product implementation services. These initiatives have shown initial promise. However, we believe the benefit has been offset by reduced sales, reflecting continued reduced spending by customers due to the COVID-19 pandemic.

Cost of Sales

Cost of sales was $281,000 or 108.9% of net sales for the year ended December 31, 2020, compared to $101,000 or 70.6% of net sales for the year ended December 31, 2019. The increase in cost of goods sold of $180,000 in 2020 is primarily due to a reserve for obsolete product delivery system supplies of $119,000 and higher sales volume, offset by reduced scrap expense and continued process improvement and efficiencies. Without the reserve for delivery system supplies, cost of sales for the year ended December 31, 2020 would have been $162,000 or 62.8% of net sales, reflecting the impact of reduced scrap expense and continued process improvement and efficiencies. We anticipate cost of goods sold as a percentage of sales will improve in the future due to manufacturing efficiencies as a result of scale-up activities.

Gross Profit

Gross profit for the year ended December 31, 2020 was $1,000 or less than 1% of net sales, compared to a gross profit of $42,000 or 29.4% of net sales, for the year ended December 31, 2019. The decrease in gross profit was primarily due to a reserve for obsolete product delivery system supplies of $119,000. Gross profit for the year ended December 31, 2020 would have been $120,000 or 42.6% of net sales without this reserve, reflecting the impact of reduced scrap expense and continued process improvement and efficiencies.,

Research and Development Expenses

	Year Ended December 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
Direct research and development expenses:
Personnel related (including stock-based compensation)	$604	$807	$(203)
Facility related	167	261	(94)
Other	723	840	(117)
Total research and development expenses	$1,494	$1,908	$(414)

Research and development expenses were $1.5 million for the year ended December 31, 2020, compared to $1.9 million for the year ended December 31, 2019. The $414,000 decrease in research and development expenses was primarily due to a decrease of $203,000 in personnel-related costs, including stock-based compensation expense, due to the classification of certain field support employees to sales and marketing, a decrease in facility related expenses of $94,000 and a decrease in other research and development expenses of $117,000.

With our continued focus on commercialization of ContraPest, we determined that certain field support employees previously classified as research and development are now refocused on sales and marketing efforts and thus, reclassified as such.

Facility-related expenses decreased $94,000 due primarily to the cancellation of a facility lease of 1,954 square feet of research and development space in Flagstaff, Arizona at December 31, 2019 and reduced allocation of facility expenses to research and development with the renewal of only a portion of the Flagstaff facilities in December 2019, offset by rent expense at the new manufacturing facility in Phoenix, Arizona, as discussed in Note 13 - Commitments and Contingencies.

The year over year decrease in other research and development expenses of $117,000 was primarily due to increased consulting expenses related to certain product testing and development expenses offset by lower depreciation expense allocation due to sale of certain fixed assets and certain assets becoming fully depreciated during the year ended December 31, 2020, and a reclass of other expenses related to certain field support employees to sales and marketing as described above.

We also continue to develop our supply chain, particularly identifying and improving our sourcing key ingredients for our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.4 million for the year ended December 31, 2020, compared to $8.4 million for the year ended December 31, 2019. The decrease of $2.0 million in selling, general and administrative expenses was primarily due to a reduction of $1.4 million in net salary costs, including stock compensation expenses, $309,000 reduction in travel related expenses, $190,000 reduction in professional services and a reduction in marketing costs of $150,000.

Net salaries and wages were lower due primarily to a decrease in salaries and wages of $645,000 due to a provision for severance expense booked in December of 2019 for the termination of certain executive service contracts, a reduction of stock compensation expenses of $228,000 related to option grants fully vesting and resulting in lower stock compensation expense and the impact of temporary salary reductions by management to control expenses during the COVID-19 pandemic during 2020, offset by increased salaries and wages due to the reclassification of certain field support employees to sales and marketing, as noted above. The decrease in travel expenses of $309,000 for the year ended December 31, 2020, as compared to the same period in 2019, was a direct result of COVID-19 travel restrictions put in place in March 2020. The reduction in professional services expense was due to termination of an outside sales force contract, reduced utilization of field study consultants and lower Board of Director compensation expense as a result of voluntary reductions in compensation to control costs during the COVID-19 pandemic.  In addition, the pandemic restricted access to trade shows and other marketing activities during the year ended December 31, 2020 resulting in lower marketing expenses than the same period in 2019.

Interest Income/Expense Net

We recorded $25,000 of interest expense, net for the year ended December 31, 2020, as opposed to interest income, net of $3,000 for the year ended December 31, 2019. The increase in interest expense, net of $28,000 was a result of decreased interest income as a result of significantly lower interest rates during the year ended December 31, 2020, offset by reduced interest expense as a result of finance leases and promissory notes that expired during the year ended December 31, 2020.

Other Income (Expense), Net

We recorded $21,000 of other income, net for the year ended December 31, 2020, compared to $266,000 of other income for the year ended December 31, 2019. The $245,000 net decrease in other income was primarily due to the reversal of a previously recorded litigation reserve of $269,000 in the year ended December 31, 2019, offset by higher income recognized for gains on sale of certain fixed assets during the year ended December 31, 2020.

Liquidity and Capital Resources

Since our inception, we have sustained significant operating losses in the course of our research and development activities and commercialization efforts and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under a former license. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock; and debt financing, consisting primarily of convertible notes.

Through December 31, 2020, we had received net proceeds of $75.7 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, and an aggregate of $1.7 million from licensing fees and an aggregate of $0.9 million from product sales. At December 31, 2020, we had an accumulated deficit of $104.2 million and cash and cash equivalents of $3.6 million.

As discussed in Note 8 - Borrowings, of our Notes to Condensed Financial Statements, on April 15, 2020, the Company also received cash proceeds of $645,700 from the Paycheck Protection Program (or “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act. We are using the proceeds from the PPP Loan to retain employees, maintain payroll and make lease, interest and utility payments.

In addition, as described in Note 14 - Subsequent Events, we entered into a security private placement agreement on February 2, 2021, which resulted in gross proceeds to the Company of approximately $10.00 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by us.

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

Based upon our current operating plan, we expect that cash and cash equivalents at December 31, 2020, in combination with the security private placement on February 2, 2021, anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 12 months. We have taken and will continue to take actions to reduce our operating expenses and to concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing and we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

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

In particular, we expect to incur substantial and increased expenses as we:

●	Work to maximize market acceptance for, and generate sales of, our products;

●	Manage the infrastructure for the sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

●	Continue the development of ContraPest and our other product candidates, including engaging in any necessary field studies;

●	Seek additional regulatory approvals for ContraPest and our other product candidates;

●	Scale up manufacturing processes and quantities to meet future demand of ContraPest and any other product candidates for which we receive regulatory approval;

●	Continue product development of ContraPest and advance our research and development activities and advance the research and development programs for other product candidates;

●	Maintain, expand and protect our intellectual property portfolio;

●	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company; and

●	Increase our expenses to expand regulatory approvals for ContraPest, with an effort to make the product more user friendly and available for use in an increased number of applications.

We believe we may need additional financing to fund these continuing and additional expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the years presented:

	Year Ended December 31,
	2020	2019

Cash used in operating activities	$(7,108)	$(8,058)
Cash used in investing activities	(67)	(71)
Cash provided by financing activities	8,882	5,145
Net increase (decrease) in cash and cash equivalents	$1,707	$(2,984)

Operating Activities.

During the year ended December 31, 2020, operating activities used $7.1 million of cash, primarily resulting from our net loss of $7.9 million, changes in our operating assets and liabilities of $0.1 million offset by non-cash charges of $0.9 million. Our net loss was primarily attributed to research and development activities and our selling, general and administrative expenses, as we generated limited product sales and no research grant and licensing revenue during the year. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted primarily of a $524,000 decrease in accrued expenses and accounts payable offset by a decrease in prepaid expenses of $79,000, a decrease in inventories of $235,000 and a net increase in accounts receivable and other assets of $127,000.

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

Investing Activities

During the year ended December 31, 2020, we used $67,000 of cash in investing activities, which consisted of $114,000 for the purchases of property and equipment, offset by $47,000 of cash received on the sales of property and equipment.

During the year ended December 31, 2019, we used $71,000 of cash in investing activities, which consisted entirely of the purchases of property and equipment.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $8.9 million as a result of $5.7 million in net proceeds from the issuance of common stock, $2.6 million in proceeds from warrant exercises and $646,000 from the issuance of notes payable, partially offset by $135,000 of repayments related to notes payable and finance lease obligations.

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

We recorded stock-based compensation expense of approximately $645,000 and $873,000 for the years ended December 31, 2020 and 2019, respectively. We expect to continue to grant stock options and other equity-based awards, such as restricted stock units, in the future and to continue to recognize stock-based compensation expense in future periods.

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

	Years Ended December 31,
	2020	2019
	(in thousands)
Selling, general and administrative expenses	$636	$859
Research and development expense	9	14
Total stock-based compensation expense	$645	$873

The intrinsic value of stock options outstanding as of December 31, 2020 is $0.

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

33

Item 8.	Financial Statements and Supplementary Data.

SENESTECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SenesTech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SenesTech, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Note 9 and 10 to the financial statements, the Company had complex equity transactions due to a warrant inducement and ratchet provisions related to the execution of a warrant transaction.

Auditing management’s evaluation of these transactions can be complex due to the unusual nature of these transactions.

To evaluate the appropriateness of the equity transactions, we examined and evaluated the financial information that was the initial cause along with management’s evaluations and management’s disclosure on the equity transactions.

As discussed in Note 2 to the financial statements, the Company evaluated inventory for potential allowance.

Auditing management’s evaluation of the inventory can be a significant judgment given the fact that the Company uses management estimates in evaluating the ability to recuperate the costs involved in acquiring these assets.

To evaluate the appropriateness of the inventory allowance, we examined and evaluate the financial information that was the initial cost along with management’s plans, management’s evaluation for reserve and management’s disclosure on inventory.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX March 29, 2021

SENESTECH, INC.

CONDENSED BALANCE SHEETS

(In thousands, except shares and per share data)

	December 31,	December 31,
	2020	2019
ASSETS

Current assets:
Cash	$3,643	$1,936
Accounts receivable trade, net	25	26
Accounts receivable-other	-	123
Prepaid expenses	178	257
Inventory	945	1,180
Deposits	28	20
Total current assets	4,819	3,542

Right to use asset-operating leases	665	699
Property and equipment, net	538	738
Total assets	$6,022	$4,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$98	$123
Accounts payable	404	265
Accrued expenses	292	1,193
Total current liabilities	794	1,581

Long-term debt, net	673	137
Operating lease liability	671	694
Total liabilities	2,138	2,412

Commitments and contingencies (See note 12)	-	-

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,099,512 and 1,414,671 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	5	1
Additional paid-in capital	108,119	98,433
Accumulated deficit	(104,240)	(95,867)
Total stockholders’ equity	3,884	2,567

Total liabilities and stockholders’ equity	$6,022	$4,979

The accompanying notes are an integral part of these financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

	For the Years
	Ended December 31,
	2020	2019

Grant revenue	$24	$-
Sales	258	143
Cost of sales	281	101
Gross profit	1	42

Operating expenses:
Research and development	1,494	1,908
Selling, general and administrative	6,440	8,421
Total operating expenses	7,934	10,329

Net operating loss	(7,933)	(10,287)

Other income (expense):
Interest income	3	45
Interest expense	(28)	(42)
Other income (expense)	21	266
Total other income (expense)	(4)	269

Net loss and comprehensive loss	(7,937)	(10,018)
Warrant revaluation	-	11
Deemed dividend-warrant price protection-revaluation adjustment	436	-
Net loss attributable to common shareholders	$(8,373)	$(10,029)

Weighted average common shares outstanding - basic and fully diluted	3,006,475	1,304,045

Net loss per common share - basic and fully diluted	$(2.78)	$(7.69)

The accompanying notes are an integral part of these financial statements.

SENESTECH, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares and per share data)

For The Years Ended December 31, 2019 and 2020			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2018	1,173,854	$1	$92,151	$(85,838)	$6,314

Issuance of common stock, sold for cash, net	151,838	-	3,631	-	3,631
Issuance of common stock for services	7,203	-	34	-	34
Stock-based compensation	-	-	873	-	873
Issuance of common stock upon exercise of warrants	80,511	-	1,788	-	1,788
Issuance of common stock upon exercise of stock options	1,265	-	-	-	-
Payments for employee withholding taxes related to share-based awards	-	-	(55)	-	(55)
Warrant revaluation	-	-	11	-	11
Net loss for the year ended December 31, 2019	-	-	-	(10,029)	(10,029)
Balance, December 31, 2019	1,414,671	$1	$98,433	$(95,867)	$2,567

Issuance of common stock for services	4,543	-	-	-	-
Stock-based compensation	-	-	645	-	645
Issuance of common stock upon cashless exercise of warrants	51,414	-	238	-	238
Issuance of common stock upon exercise of warrants, net	1,700,680	2	2,628	-	2,630
Issuance of common stock, sold for cash, net	1,928,180	2	5,739	-	5,741
Warrant antidilution price protection adjustment	-	-	436	-	436
Issuance of common stock for fractional shares-20-1 reverse split	24	-	-	-	-
Net loss for the year ended December 31, 2020	-	-	-	(8,373)	(8,373)
Balance, December 31, 2020	5,099,512	$5	$108,119	$(104,240)	$3,884

The accompanying notes are an integral part of these financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,937)	$(10,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288	413
Stock-based compensation	645	873
Bad debt expense	-	123
(Gain) loss on sale of equipment	(21)	3
(Increase) decrease in current assets:
Accounts receivable - trade	1	(10)
Accounts receivable - other	123	(123)
Other assets	11	(5)
Prepaid expenses	79	85
Inventory	235	81
Deposits	(8)	(11)
Increase (decrease) in current liabilities:
Accounts payable	139	92
Accrued expenses	(663)	455
Deferred rent	-	(16)
Net cash used in operating activities	(7,108)	(8,058)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received on sale of property and equipment	47	-
Purchase of property and equipment	(114)	(71)
Net cash used in investing activities	(67)	(71)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	5,741	3,631
Proceeds from the issuance of notes payable-Payroll Protection Program	646	-
Repayments of notes payable	(73)	(220)
Repayments of finance lease obligations	(62)	-
Proceeds from the exercise of warrants	2,630	1,789
Payment of employee withholding taxes relating to share-based awards	-	(55)
Net cash provided by financing activities	8,882	5,145

NET CHANGE IN CASH	1,707	(2,984)
CASH AT BEGINNING OF PERIOD	1,936	4,920
CASH AT END OF PERIOD	$3,643	$1,936

SUPPLEMENTAL INFORMATION:
Interest paid	$28	$42
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock warrant revaluation	$-	$11
Forgiveness of accrual in warrant exercise	$238	$-
Deemed dividend	$436	$-
Common stock issued on accrued bonus	$-	$33

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

Going Concern

Although our audited financial statements for the year ended December 31, 2020 were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2020 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, we have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Need for Additional Capital

Since our inception, we have sustained significant operating losses in the course of our research and development and commercialization activities and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement with Neogen. In 2017, we began to prepare and launch commercialization of our first product, ContraPest. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock. See Note 9 for a description of our public equity sales.

We have also raised capital through debt financing, consisting primarily of convertible notes and government loan programs, and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees.

Through December 31, 2020, we had received net proceeds of $75.7 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $0.9 million in net product sales. At December 31, 2020, we had an accumulated deficit of $104.2 million and cash and cash equivalents of $3.6 million.

As discussed in Note 8 - Borrowings, of our Notes to Condensed Financial Statements, on April 15, 2020, the Company also received cash proceeds of $645,700 from the Paycheck Protection Program (or “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act. We are using the proceeds from the PPP Loan to retain employees, maintain payroll and make lease, interest and utility payments.

In addition, as described in Note 14 - Subsequent Events, we entered into a security private placement agreement on February 2, 2021, which resulted in gross proceeds to the Company of approximately $10.00 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by us.

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

Based upon our current operating plan, we expect that cash and cash equivalents at December 31, 2020, in combination with the security private placement on February 2, 2021, anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 12 months. We have taken and will continue to take actions to reduce our operating expenses and to concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing and we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

Major Customer

The Company one major customer that accounted for approximately 15% and $44 of sales for the year ended December 31, 2020 and two customers that accounted for approximately 12% and 20% and $17 and $28 of sales for the year ended December 31, 2019. The Company expects to maintain these relationships with these customers.

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

Cash and Cash Equivalents

The Company considers money market fund investments to be cash equivalents. The Company had cash equivalents in the form of money market fund investment of $1,500 and $1,766 at December 31, 2020 and December 31, 2019, respectively, included in cash as reported.

Accounts Receivable-Trade

Accounts receivable-trade consist primarily of receivables from customers. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 and less than $123 at December 31, 2020 and at December 31, 2019, respectively.

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

Reserves for obsolete inventory consist of reserves primarily related to obsolete product containers and delivery systems.

Components of inventory are:

	December 31,
	2020	2019
Raw materials	$950	$1,035
Work in progress	24	-
Finished goods	94	149
Total inventory	1,068	1,184
Less:
Reserve for obsolete	(123)	(4)
Total net inventory	$945	$1,180

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

2.	Summary of Significant Accounting Policies – (continued)

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

Stock-based Compensation

Stock-based awards, consisting of restricted stock units and stock options expected to be settled in shares of the Company’s common stock, are recorded as equity awards. The grant date fair value of these awards is measured using the Black-Scholes option pricing model for stock options and the grant date market value for restricted stock units. The Company expenses the grant date fair value of its stock options on a straight-line basis over their respective vesting periods.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

2.	Summary of Significant Accounting Policies – (continued)

The stock-based compensation expense recorded for the twelve months ended December 31, 2020 and 2019, is as follows:

	Twelve Months Ended December 31,
	2020	2019

Research and development	$9	$14
General and administrative	636	859
Total stock-based compensation expense	$645	$873

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

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of December 31, 2020 or December 31, 2019 and as such, no interest or penalties were recorded in income tax expense.

Comprehensive Loss

Net loss and comprehensive loss were the same for all periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying financial statements.

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, restricted stock units and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the years ended December 31, 2020 and 2019. Therefore, basic and diluted loss per share attributable to common stockholders was the same for all periods presented.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

2.	Summary of Significant Accounting Policies – (continued)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	December 31,
	2020	2019
Common stock purchase warrants	2,582,697	489,176
Restricted stock unit	32,072	5,877
Common stock options	496,471	136,489
Total	3,111,240	631,542

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

At December 31, 2020, the balance in Right to Use Asset-Long Term and Lease Liability-Long Term was $665 and ($671) respectively.

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

In August 2018, the FASB issued ASU 2018-15 Accounting for Implementation Costs Related to Cloud Computing or Hosting Arrangements. This standard provides authoritative guidance intended to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires presentation of the capitalized implementation costs in the statement of financial position and in the statement of cash flows in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented, and the expense related to the capitalized implementation costs to be presented in the same line item in the statement of operations as the fees associated with the hosting element (service) of the arrangement. The Company adopted the provisions of ASU 2018-15 Accounting for Implementation Costs Related to Cloud Computing or Hosting Arrangements effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. There was no impact on our financial position, results of operations and statement of cash flows upon adoption of this guidance.

Accounting Standards Issued but Not Yet Adopted

There have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our unaudited condensed consolidated interim financial statements.

3.	Fair Value Measurements

The Company issued common stock warrants to purchase shares of common stock in June of 2015 (see Note 9 - Common Stock Warrants and Common Stock Warrant Liability) that expired in June of 2020. These warrants contained a cash settlement provision that resulted in a common stock warrant liability that was revalued at the end of each reporting period.

We valued these warrant derivatives at fair value. The accounting guidance for fair value, among other things, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The framework for measuring fair value consists of a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

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

The Company’s common stock warrant liabilities were classified as Level 3 because there was limited activity or less transparency around the inputs to valuation.

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

The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base, however the Company did identify a potentially uncollectable account and at December 31, 2019 and maintained a reserve for this receivable balance of $123. At December 31, 2020, the account was deemed uncollectable and offset against the reserve. The Company did not have any potentially uncollectable account at December 31, 2020 and therefore, did not record a reserve for uncollectable accounts at December 31, 2020. The Company does not require collateral or other securities to support its accounts receivable.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

5.	Prepaid expenses

Prepaid expenses consist of the following:

	December 31,
	2020	2019
Director compensation	$-	$9
Director, officer and other insurance	18	115
Marketing programs and conferences	106	80
Legal retainer	25	25
Professional service retainer	8	8
Rent	18	11
Equipment service deposits	-	1
Engineering, software licenses and other	3	8
Total prepaid expenses	$178	$257

6.	Property and Equipment

Property and equipment, net consist of the following:

		December 31,
	Useful Life	2020	2019
Research and development equipment	5 years	$1,397	$1,585
Office and computer equipment	3 years	733	753
Autos	5 years	54	54
Furniture and fixtures	7 years	41	41
Leasehold improvements	*	283	283
Construction in progress		115	-
		2,623	2,716
Less accumulated depreciation and amortization		2,085	1,978
Total		$538	$738

*	Shorter of lease term or estimated useful life

(1)	For the years ended December 31, 2020 and December 31, 2019, the Company received net proceeds of $47 and $0 in the sale of research and development equipment and office and computer equipment, respectively, resulting in gains on the sale of these assets of $21 and $0 for the years ended December 31, 2020 and December 31, 2019, respectively.

Depreciation and amortization expense was approximately $288 and $413 for the year ended December 31, 2020 and 2019, respectively.

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2020	2019
Compensation, severance and related benefits	$218	$935
Accrued Litigation	-	238
Personal property and franchise tax	57	2
Board Compensation	3	17
Other	14	1
Total accrued expenses	$292	$1,193

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

8.	Borrowings

A summary of the Company’s borrowings, including finance lease obligations, is as follows:

	At December 31,
	2020	2019

Short-term debt:
Current portion of long-term debt	98	123
Total short-term debt	$98	$123
Long-term debt:
Finance lease obligations	$79	$155
Other unsecured promissory notes	692	105
Total	771	260
Less: current portion of long-term debt	98	123
Total long-term debt	$673	$137

Finance Lease Obligations

Finance lease obligations at December 31, 2020 are for computer and lab equipment leased through GreatAmerica Financial Services and ENGS Commercial Finance Co. These finance leases expire at various dates through April 2022 and carry interest rates ranging from 11.4% to 18.3%.

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

9.	Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of December 31, 2020 as follows:

Issue Date	Warrant Type	Term Date	Exercise Price		Balance December 31, 2018	Issued	Exercised	Expired	Balance December 31, 2019	Issued	Exercised	Expired	Balance December 31, 2020
2016 and prior	Various	Various-2020/2021	Various		17,059	-	-	-	17,059	-	(9,375)	(7,684)	-
November 21,2017	Common Stock Offering Warrants	November 21, 2022	$1.3659	(1)	159,092	-	(15,591)	-	143,501	-		-	143,501
November 21,2017	Dealer Manager Warrants	November 21, 2022	$30.00		47,250	-	-	-	47,250	-	(47,250)	-	-
June 20,2018	Warrant Reissue	December 20, 2023	$36.40		56,696	-	-	-	56,696	-	-	-	56,696
August 13,2018	Rights Offering Warrants	July 25, 2023	$23.00		267,853	-	(64,910)	-	202,943	-	-	-	202,943
August 13,2018	Dealer Manager Warrants	August 13, 2023	$34.50		13,393	-	-	-	13,393	-	-	-	13,393
July 16,2019	Dealer Manager Warrants	July 11, 2024	$33.75		-	8,334	-	-	8,334	-	-	-	8,334
January 28,2020	Registered Direct Offering	July 28, 2025	$9.00		-	-	-	-	-	177,500	-	-	177,500
January 28,2020	Dealer Manager Warrants	July 28, 2025	$10.00		-	-	-	-	-	13,315	-	-	13,315
March 6,2020	Registered Direct Offering	September 8, 2025	$2.88		-	-	-	-	-	176,372	(176,372)	-	-
March 6,2020	Dealer Manager Warrants	March 4, 2025	$3.76		-	-	-	-	-	13,228	-	-	13,228
April 21,2020	Dealer Manager Warrants	April 21, 2025	$3.97		-	-	-	-	-	118,073	-	-	118,073
April 24,2020	Registered Direct Offering	April 24, 2025	$3.05		-	-	-	-	-	1,574,308	(1,524,308)	-	50,000
October 26, 2020	Private Warrant Inducement	April 27, 2026	$1.73		-	-	-	-	-	1,700,680			1,700,680
October 26, 2020	Dealer Manager Warrants	April 27, 2026	$2.16		-	-	-	-	-	85,034			85,034
					561,343				489,176				2,582,697

(1)	The initial exercise price of these warrants was $30.00 per share. Pursuant to antidilution price adjustment protection contained within these warrants, the initial exercise price of these warrants was adjusted downward to $29.40 on July 24, 2018, the record date of the Right’s Offering and downward to $19.00 per share on August 13, 2018. These warrants were further adjusted downward from $19.00 to $7.13 and to $2.1122 on January 28, 2020 and March 4, 2020, respectively, in connection with separate Registered Direct Offerings. These warrants were further adjusted downward from $2.1122 to $1.3659 on October 26, 2020 in connection with a Registered Direct Offering. These warrants are subject to further adjustment pursuant to antidilution price adjustment protection.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

9.	Common Stock Warrants and Common Stock Warrant Liability – (continued)

As of December 31, 2020, we had 2,582,697 shares of common stock issuable upon exercise of outstanding common stock warrants, at a weighted-average exercise price of $5.11 per share.

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

The exercise price of the warrants was adjusted downward to $1.3659 on October 26, 2020 in connection with an inducement offering of common stock. Per guidance of ASC 260, the Company recorded a deemed dividend of $22 on the 143,501 unexercised warrants that contained this antidilution price adjustment protection provision and was calculated as the difference between the fair value of the warrants immediately prior to downward exercise price adjustment and immediately after the adjustment using a Black Scholes model based on the following significant inputs: On October 26, 2020, common stock price of $1.47; comparable company volatility of 96.5%; remaining term 2.08 years; dividend yield of 0% and risk-free interest rate of 0.18%.

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

Common Stock Warrants Issued in October 2020 Private Warrant Inducement

In October 2020, in connection with an inducement agreement with an existing accredited investor to exercise 1,700,680 outstanding warrants to purchase an equal number of shares of the Company’s common stock, the Company issued new unregistered warrants to purchase up to an aggregate of 1,700,680 shares of common stock at an exercise price of $1.725 per share. The warrants issued were immediately exercisable with an exercise period of five and one-half years from the date of issuance. The Original Warrants were issued on March 6, 2020 and on April 24, 2020. Pursuant to the Letter Agreement, the per share exercise price of the Original Warrants were reduced from $2.88 and $3.05, respectively, to $1.725. The Company estimated the fair value of the common stock warrants, exercisable at $1.725 per share, to be $1,806 using a Black Scholes model based on the following significant inputs: common stock price of $1.47; comparable company volatility of 96.5%; remaining term 5.5 years; dividend yield of 0% and risk-free interest rate of 0.18%.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

9.	Common Stock Warrants and Common Stock Warrant Liability – (continued)

Common Stock Warrants Issued to Placement Agent in October 2020 Inducement Offering

In connection with the private warrant inducement in October 2020 of 1,700,680 shares of the Company’s common warrants, the Company issued to H.C. Wainwright & Co., LLC, as placement agent, warrants to purchase 85,034 shares of common stock. These warrants have substantially similar terms as the 2020 Warrants described above, except that the placement agent warrant issued in October 2020 has an exercise price of $2.156 per share.

The Company estimated the fair value of these common stock warrants, with an exercise price of $2.156 per share, to be $86 using a Black Scholes model based on the following significant inputs: common stock price of $1.47; comparable company volatility of 96.5%; remaining term 5.5 years; dividend yield of 0% and risk-free interest rate of 0.18%.

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

On October 26, 2020, in connection with the private warrant inducement with an existing accredited investor to exercise 1,700,680 outstanding warrants (“Original Warrants”), the Company agreed to modify the terms of the Original Warrants that were originally issued on March 6, 2020 and on April 24, 2020. Pursuant to the agreement, the per share exercise price of the Original Warrants were reduced from $2.88 and $3.05, respectively, to $1.725.

Per recent proposed guidance of ASC 260, the Company determined that this was an exchange of the existing 1,700,680 warrants that were affected and the difference between the fair value of the warrants immediately prior to modification of terms and immediately after the adjustment was a cost of raising capital and was recorded as a reduction of equity. The difference between the fair value of the warrants immediately prior to modification of terms and immediately after the adjustment was calculated as $237, using a Black Scholes model based on the following significant inputs: On October 26, 2020: common stock price of $1.47; comparable company volatility of 96.5%; remaining term 4.5-4.8 years; dividend yield of 0% and risk-free interest rate of 0.18.

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

Common Stock

The Company had 5,099,512 and 1,414,671 shares of common stock issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.

During the year ended December 31, 2020, the Company issued 3,684,841 shares of common stock as follows:

●	an aggregate of 177,500 shares in connection with a registered direct offering generating net proceeds to the Company in January 2020 of approximately $973, as further described below;

●	an aggregate of 176,372 shares in connection with a registered direct offering generating net proceeds to the Company in March 2020 of approximately $462, as further described below;
●

an aggregate of 1,700,680 shares in connection with an inducement offering exercise of warrants, generating net proceeds to the Company in October 2020 of approximately $2,600, as further described below;

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

Public Offerings and Registered Direct Offerings

On October 26, 2020, the Company closed a private warrant inducement agreement with an existing accredited investor to exercise certain outstanding warrants to purchase an aggregate of 1,700,680 shares of the Company’s common stock at an exercise price per share of $1.725 (the “Original Warrants”). The Original Warrants were issued on March 6, 2020 and on April 24, 2020. Pursuant to the agreement, the per share exercise price of the Original Warrants were reduced from $2.88 and $3.05, respectively, to $1.725.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

10.	Stockholders’ Deficit – (continued)

1,524,308 shares of common stock issuable upon exercise of the Original Warrants issued on March 6, 2020 are registered for resale pursuant to an effective registration statement on Form S-3 (File No. 333-237563) and all 176,372 shares of common stock issuable upon exercise of the Original Warrants issued on April 24, 2020 are registered for resale pursuant to an effective registration statement on Form S-3 (File No. 333-236302). The net proceeds to the Company from the Exercise were approximately $2.6 million, after deducting placement agent fees and offering expenses.

In consideration for the immediate exercise of the Original Warrants for cash, the exercising holder will receive a new unregistered warrant to purchase up to an aggregate of 1,700,680 shares of common stock (the “New Warrant”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The New Warrant will have an exercise price of $1.725 per share, with an exercise period of five and one-half years from the date of issuance.

In connection with the agreement, the Company agreed to issue the placement agent warrants to purchase up to 85,034 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Warrants, except that the exercise price is $2.156 per share. The Placement Agent Warrants, and the shares of issuable upon exercise thereof, will be issued in reliance on the exemption from registration provided in Section 4(a)(2) under of the Securities Act of 1933, as amended (“Securities Act”) and Regulation D promulgated thereunder.

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

On June 12, 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”) to replace the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). On July 8, 2020, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares of common stock available for issuance under the 2018 Plan by 800,000 shares from 50,000 to 850,000. In addition, up to 122,279 shares of our common stock previously reserved for issuance under the 2015 Plan are available for issuance under the 2018 Plan to the extent such shares were available for issuance under the 2015 Plan as of June 12, 2018 or thereafter cease to be subject to awards outstanding under the 2015 Plan, such as by expiration, cancellation, or forfeiture of such awards.

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

As of December 31, 2020, the Company had 430,622 shares of common stock available for issuance under the 2018 Plan.

Stock Options

The Company measures the fair value of stock options with service-based vesting criteria to employees, directors and consultants on the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation model requires the Company to make certain estimates and assumptions, including assumptions related to the expected price volatility of the Company’s stock, the period under which the options will be outstanding, the rate of return on risk-free investments, and the expected dividend yield for the Company’s stock.

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the year ended December 31, 2020 were as follows:

Employee
Expected volatility	88.1%-96.0%
Expected dividend yield	-
Expected term (in years)	5.0
Risk-free interest rate	0.11-0.26%

The weighted average grant date fair value of options granted during the year ended December 31, 2020 was $1.37 per share, as per the table below.

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the year ended December 31, 2019, were as follows:

Employee
Expected volatility	71.0%-79.8%
Expected dividend yield	-
Expected term (in years)	3.0-5.0
Risk-free interest rate	1.63%-2.48%

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

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

11.	Stock-based Compensation – (continued)

The table summarizes the stock option activity, for both the 2018 and 2015 Plans, for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2018	86,059	$31.40	4.0	$-
Granted	58,396	$25.80	4.9	$-
Exercised	(3,450)	$13.00	-	$-
Forfeited	(3,445)	$-	-	$-
Expired	(1,071)	$-	-	$-
Outstanding at December 31, 2019	136,489	$27.85	3.9	$-
Granted	370,397	$1.37	4.9	$-
Exercised	-	$-	-	$-
Forfeited	(10,415)	$-	-	$-
Expired	-	$-	-	$-
Outstanding at December 31, 2020	496,471	$8.63	3.9	$-
Exercisable at December 31, 2020	199,862	$15.75	1.8	$-

(1)	The aggregate intrinsic value on the table was calculated based on the difference between the estimated fair value of the Company’s stock and the exercise price of the underlying option. The estimated stock values used in the calculation was $1.73 and $11.00 per share for each of the years ended December 31, 2020 and 2019, respectively.

The weighted average grant date fair value of options granted to employees for the year ended December 31, 2020 was $1.37 per share.

At December 31, 2020, the total compensation cost related to non-vested options not yet recognized was $850, which will be recognized over a weighted average period of 27 months, assuming the grantees complete their service period required for vesting.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the years ended December 31, 2020 and 2019:

	Number of Units		Weighted Average Grant Date Fair Value Per Unit
Outstanding as of December 31, 2018	6,813		$19.60
Granted	6,191	(1)	$30.20
Vested	(7,127)		$22.00
Forfeited	-		$-
Outstanding as of December 31, 2019	5,877		$30.28
Granted	30,738	(2)	$1.97
Vested	(4,543)		$1.42
Forfeited	-		$-
Outstanding as of December 31, 2020	32,072		$4.05

(1)	314 restricted stock units were granted on February 14, 2019 with a weighted average grant date fair value of $17.09. 3,877 restricted stock units were granted on June 18, 2019 with a weighted average grant date fair value of $28.40. 2,000 restricted stock units were granted on June 30, 2019 with a weighted average grant date fair value of $36.00.

(2)	30,738 restricted stock units were granted on July 23, 2020 with a weighted average grant date fair value of $1.97.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

11.	Stock-based Compensation – (continued)

The stock-based compensation expense was recorded as follows:

	Years Ended December 31,
	2020	2019
Research and development	$9	$14
General and administrative	636	859
Total stock-based compensation expense	$645	$873

The allocation between research and development and general and administrative expense was based on the department and services performed by the employee or non-employee.

12. Income Taxes

The components of the pretax loss from operations for the years ended December 31, 2020 and 2019 are as follows (in thousands)

	Years Ended December 31,
	2020	2019
U.S. Domestic	(8,373)	(10,029)
Foreign	-	-
Pretax loss from operations	(8,373)	(10,029)

The provision for income taxes from continuing operations for the years ended December 31, 2020 and 2019 are as follows:

Years Ended December 31,
	2020	2019

Current
Federal	-	-
State	-	-
Foreign	-	-
Total current	-	-

Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Total income tax expense (benefit)	-	-

Tax Rate Reconciliation

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows (in thousands):

	Years Ended December 31,
	2020	2019
Income tax benefit at statutory rates	(1,758)	(2,106)
State income tax, net of federal benefit	(309)	(337)
Permanent items	1	5
Stock-based compensation	84	27
Tax Rate Adjustment – TCJA	-	-
Change in rate	-	-
Stock Compensation DTA Adjustment	-	-
Change in Valuation Allowance	1982	2,408)
RTP and Other	-	3
Income tax expense (benefit)	-	-

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

12.	Income Taxes – (continued)

Significant components of the Company’s deferred tax assets as of December 31, 2020 and 2019 are shown below.

A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets have not met the more likely than not threshold.

	December 31,
	2020	2019
Deferred tax assets:
ASC 842 Leases	167	173
Federal and State Net Operating Loss Carryovers	17,548	15,492
Stock Based Compensation	289	230
Compensation Accruals and Other	84	245
Depreciation	17	-
Total deferred tax assets	18,105	16,140
Valuation Allowance for deferred tax assets	(17,940)	(15,958)
Deferred tax assets, net of valuation allowance	165	182

Deferred tax liabilities:
Depreciation	-	(8)
ASC 842 Assets	(165)	(174
Total deferred tax liabilities	(165)	(182)

	-	-

At December 31, 2020, the Company has federal and state net operating loss carryforwards of approximately $69.5 million and $56.1 million, respectively, not considering the IRC Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2029, unless previously utilized. In addition, the Company has approximately $25.1 million of the total $69.5 million of net operating losses that do not expire, as these losses were generated after the law change introduced as part of the Tax Cuts and Jobs Act.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2020 and 2019 (in thousands):

Years Ended December 31,
	2020	2019
Gross unrecognized tax benefits at the beginning of the year	-	-
Increases related to current year positions	-	-
Increases related to prior year positions	-	-
Decreases related to prior year positions	-	-
Expiration of unrecognized tax benefits	-	-
Gross unrecognized tax benefits at the end of the year	-	-

None of the unrecognized tax benefits would affect the Company’s annual effective tax rate.

The Company does not expect a significant change in unrecognized tax benefits over the next 12 months.

The Company files income tax returns in the United States and Arizona with general statutes of limitations of 3 and 4 years, respectively. Due to net operating losses incurred, the Company’s tax returns from inception to date are subject to examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2020, the Company had no interest or penalties accrued for uncertain tax positions.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

12.	Income Taxes – (continued)

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company has concluded that the CARES Act did not have a material impact on its financial position, results of operations, or cash flows.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act which extended many of the benefits of the CARES Act that were scheduled to expire. The Company is evaluating the impact of the Consolidated Appropriations Act on its consolidated financial statements and related disclosures, but does not anticipate the impact to be material.

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

Lease Commitments

The Company is obligated under finance leases for certain research and computer equipment that expire on various dates through July 2023. At December 31, 2020, the gross amount of office and computer equipment, and research equipment and the related accumulated amortization recorded under the finance leases was $478 and $356, respectively.

In February 2012, the Company entered into an operating lease for its then corporate headquarters in Flagstaff, Arizona. The lease was originally due to expire in January 2015. In December 2013, the Company amended its lease to expand into the remaining area in the building and extended the term to December 31, 2019. In February 2014, the Company further amended the lease to expand into an adjacent building. The lease requires escalating rental payments over the lease term. Minimum rental payments under the operating lease are recognized on a straight-line basis over the term of the lease and accordingly, the Company records the difference between the cash rent payments and the recognition of rent expense as a deferred rent liability. The lease was guaranteed by the former President of the Company. In December 2019, we extended the current lease for only our manufacturing facilities are located in Flagstaff, Arizona, occupying a total of 7,632 square feet of space. The lease for our manufacturing facilities expired in December 2020.

On November 16, 2016, we leased an additional 1,954 square feet of research and development space, also in Flagstaff. This lease expired on November 15, 2018 but was extended for an additional 24 months, through November 2020. A subsequent amendment to the lease allows for the Company to cancel the lease at any time through the lease term with 30 days notice. The Company provided a 30-day cancellation notice effective February 2020.

On December 1, 2019, we entered into a lease for our corporate headquarters in Phoenix, Arizona where we lease and occupy approximately 5,529 square feet of office space. This lease expires in November 2024.

On August 1, 2020, we entered into a lease for our manufacturing and research facility in Phoenix, Arizona where we occupy approximately 5,105 square feet of manufacturing and warehouse space. This lease expires on November 30, 2024.

We believe that our existing facilities are adequate and meet our current needs for business, manufacturing and research.

Rent expense was $286 and $253 for the years ended December 31, 2020 and 2019, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum finance lease payments as of December 31, 2020 are follows:

	Finance Leases	Operating Lease
Years Ending December 31,
2021	58	190
2022	28	194
2023	-	198
2024	-	186
Total minimum lease payments	$86	$768

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

13.	Commitments and Contingencies – (continued)

Finance Leases

Less: amounts representing interest (6.39%, ranging from 10.48% to 11.56%)	$(7)

Present value of minimum lease payments	79

Less: current installments under finance lease obligations	(52)

Total long-term portion	$27

14.	Subsequent Events

On February 2, 2021, the Company consummated a private placement agreement with certain institutional and accredited investors and issued an aggregate of 3,968,854 shares of its common stock, par value $0.001 per share at a purchase price of $2.2785 per share, pre-funded warrants to purchase up to an aggregate of 420,000 shares of common stock at a purchase price of $2.2775 per pre-funded warrant and associated warrants to purchase up to an aggregate of 2,194,427 shares of common stock, for gross proceeds of approximately $10.0 million, prior to deducting placement agent fees and offering expenses.

The pre-funded warrants have an exercise price of $0.001 per share, are exercisable immediately, and may be exercised at any time until such pre-funded warrants are exercised in full. The warrants have an exercise price of $2.216 per share, are exercisable immediately, and have an exercise period of five and one-half years from the date of issuance. A holder of a pre-funded warrant or the warrant may not exercise any portion of such holder’s pre-funded warrants or warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. At March 29, 2021, all 420,000 pre-funded shares had been distributed.

The net proceeds to the company from the private placement were approximately $9.2 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the private placement for general corporate purposes.

In connection with the private placement agreement, the Company entered into a registration rights agreement with the purchasers, pursuant to which, among other things, the Company will prepare and file with the Securities and Exchange Commission a registration statement on Form S-3 to register for resale the shares and the shares of common stock issuable upon the exercise of the pre-funded warrants and the warrants.

H.C. Wainwright & Co., LLC acted as exclusive placement agent for the private placement. In connection with the private placement, the Company agreed to pay the placement agent a cash fee equal to 7.5% of the gross proceeds of the private placement and a management fee of 1.0% of the gross proceeds of the private placement and reimburse the placement agent for a non-accountable expense allowance of $25 and accountable expenses of $50. The Company also agreed to issue the placement agent warrants to purchase up to 7.5% of the aggregate number of shares issuable to the investors in the private placement, or 329,164 shares of Common Stock with an exercise price of $2.8481 per share. The warrants are exercisable immediately and have an exercise period of five and one-half years from the date of issuance.

On March 23, 2021, the Company consummated a registered direct offering with certain institutional investors and issued an aggregate of 1,975,000 shares of the Company’s common stock, par value $0.001 per share at a purchase price of $2.00 per share for gross proceeds to the Company of approximately $3.95 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The 1,975,000 shares of Common Stock sold in the Offering were offered and sold pursuant to a prospectus, dated August 24, 2018, and a prospectus supplement, dated March 22, 2021, in connection with a takedown from the Company’s shelf registration statement (“Registration Statement”) on Form S-3 (File No. 333-225712).

In connection with the Offering, the Company agreed to pay the placement agent a cash fee equal to 7.5% of the gross proceeds of the Offering, a management fee of 1% of the gross proceeds of the Offering, a non-accountable expense allowance of $25 and up to $50 for reasonable and documented out-of-pocket expenses. The Company also agreed to issue the placement agent warrants to purchase up to 7.5% of the aggregate number of shares of Common Stock sold in the Offering, or 148,125 shares of Common Stock. The Placement Agent Warrants will be exercisable commencing six months following the date of issuance, expire five years following the date of sale and have an exercise price per share of $2.50 per share. The Placement Agent Warrants, and the shares of Common Stock issuable upon exercise thereof, will be issued in reliance on the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

On March 19, 2021, the Company issued an aggregate of 700,680 shares of commons stock for the exercise of certain warrants. The net proceeds to the Company for these exercises was $1,209.

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

The Company has evaluated subsequent events from the balance sheet date through March 29, 2021, the date at which the financial statements were issued, and determined that there were no other items that require adjustment to or disclosure in the financial statements.

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

In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2020. In making this assessment, the Company used the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, (COSO). Based on this assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2020 based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for smaller reporting companies and emerging growth companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Set forth below is a list of the names, ages, positions and a brief account of the business experience of the individuals who serve as our current executive officers and directors.

Name of Director	Age	Position	Director Since	Term Expires
Kenneth Siegel	65	Chief Executive Officer and Director	2019	2022 (Class III)

Thomas C. Chesterman	61	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	N/A	N/A

Jamie Bechtel, JD, Ph.D	48	Chair of the Board and Director	2018	2021 (Class II)

Delphine François Chiavarini	45	Director	2018	2021 (Class II)

Marc Dumont	77	Director	2016	2023 (Class I)

Steven Krause, Ph.D.	61	Executive Vice President, Sales and Marketing	N/A	N/A

Matthew Szot	46	Director	2015	2022 (Class III)

Phil Grandinetti	49	Director	2020	2021 (Class II)(1)

K.C. Kavanagh	51	Director	2020	2022 (Class III)(1)

Jake Leach	43	Director	2020	2023 (Class I)(1)

Kim Wolin	65	Executive Vice President, Operations and Secretary	N/A	N/A

(1)	On November 5, 2020, the Board appointed Phil Grandinetti, K.C. Kavanagh and Jake Leach to serve on the Board as independent directors.

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

Steven Krause, Ph.D. joined our company in February 2020 as Executive Vice President, Sales and Marketing. Mr. Krause has over 25 years of experience in the agriculture and public health pest management markets worldwide. He has held a variety of positions in sales, marketing, and business management at Paramount Pest, Abbott Labs and Valent BioSciences Corporation, most recently serving from January 2014 until February 2020 as Director, Global Public Health and Forest Business Unit at Valent BioSciences Corporation, a provider of technologies and products for the agricultural, public health, forestry and household markets. Mr. Krause has significant experience integrating new biorational-based product solutions into operational programs. As a specialist in integrated pest management, he spearheaded a program with the World Health Organization to launch a new class of pesticide to the global B2B and B2G vector control markets. He is a recipient of Abbott’s Summit Award for sales excellence, and his team was recognized for halting transmission of the Zika virus in Miami with a Chicago Innovation Award 2017. Mr. Krause earned a BS from James Madison University, an MS from the University of Delaware, a Ph.D. from the University of Wisconsin and an MBA from Loyola University Chicago.

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

Matthew Szot was elected to our board of directors in December 2015 and has served as Chairman of our Audit Committee Chairman since then. Since March 2010, he has served as the chief financial officer of S&W Seed Company, a Nasdaq-listed agricultural seed technology company. Since September 2020, Mr. Szot has served on the board of directors and as Chairman of the Audit and Compensation committees of INVO Bioscience, Inc, a Nasdaq-listed medical device company. From June 2018 to August 2019, Mr. Szot served on the board of directors and as Chairman of the Audit Committee of Eastside Distilling, Inc. a Nasdaq-listed craft spirits company. From February 2007 until October 2011, Mr. Szot served as the chief financial officer for Cardiff Partners, LLC, a strategic consulting company that provided executive financial services to various publicly traded and privately held companies. From 2003 to December 2006, Mr. Szot served as chief financial officer and secretary of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products. From 1996 to 2003, Mr. Szot was a Certified Public Accountant with KPMG and served as an Audit Manager for various publicly traded companies. Mr. Szot has a Bachelor of Science degree in Agricultural Economics/Accountancy from the University of Illinois, Champaign-Urbana and is a Certified Public Accountant in the State of California. We believe that Mr. Szot is qualified to serve as a member of our board of directors because of his experience and knowledge of corporate finance, mergers and acquisitions, corporate governance, as well as other operational, financial and accounting matters gained as a past and present chief financial officer and director of other public and private companies.

Julia Williams, M.D. was elected to our board of directors in August 2011. Since February 2019, she has been practicing in a critical access area in rural Arizona at Little Colorado Medical Center. Dr. Williams is also the founder and President of Humanitarian Efforts Reaching Out, or HERO, a non-profit 501(c)(3) organization that provides humanitarian services including medical and dental care, alternative power sources, solar cookers, vitamins, eyeglasses, nutritional support and animal care. HERO’s mission is to help build healthy sustainable communities in underdeveloped nations around the world. After retiring in March 2017 from 17 years of practice as an Emergency Department physician at Flagstaff Medical Center, she worked for TeamHealth, an American hospital staffing firm, doing interim work in subacute medicine from January 2018 through October 2018. Dr. Williams received her Doctor of Medicine from the University of Maryland School of Medicine and her Bachelor of Science from the University of Maryland. On November 5, 2020, Dr. Julia Williams notified the Company of her intention to resign from the Board and its Compensation Committee effective November 5, 2020. Dr. Williams will continue her involvement with the Company as a Director Emeritus with Board observer rights. We believe that Dr. Williams is qualified to serve as a member of our board of directors because of her medical and scientific background, commitment to and experience with animal care, and long commitment to our vision.

K.C. Kavanagh was appointed to the board of directors by affirmative vote on November 5, 2020. Ms. Kavanagh is a C-level communications leader. A current member of Bacardi Limited’s Global Leadership Team and formerly a member of the 12-person Senior Leadership Team of Starwood Hotels & Resorts, K.C. has significant experience leading global communications efforts across 150+ countries, including a deep understanding of emerging markets like China, India, and the Middle East. Ms. Kavanagh has led communications teams that have played an outsized role in influencing corporate culture, innovation, brand positioning, unit growth, and financial results. During her time at Starwood, Ms. Kavanagh was a key member of the M&A team and a leader of the Company’s integration team during a high-profile merger with Marriott International, delivering sensitive and transparent communications internally and externally.

An experienced speechwriter and seasoned 24/7 crisis manager, she has managed global-scale crises, beginning with the events of 9/11, when she was tasked by Starwood’s Board to spearhead a new 60-person Crisis Management Team that strengthened protocols, operations, and communications globally. Adept at taking complex strategies and making them understandable and exciting across a diverse and global employee population, Ms. Kavanagh has helped create cultures that embrace change centered on technology, globalization, and lifestyle brands. We believe that Ms. Kavanagh is qualified to serve as a member of our board of directors because of her experience in communications, marketing, branding and public relations as well as her superior leadership skills.

Phil Grandinetti was also appointed to the board of directors by affirmative vote on November 5, 2020. Mr. Grandinetti co-founded WITHit after eight years as VP of Sales at LightWedge—a global e-book, e reader and tablet accessories brand. All told, Grandinetti has spent the last 18 years in a leadership role for consumer products companies, including serving as Sr. VP of Sales for GSM Products in Oceanside, CA. As co-founder of WITHit, he was instrumental in launching the company’s line of Wearable Tech Accessories in 2014. WITHit products are sold through the largest and most influential retailers in the US with retail partners including Walmart, Target, Best Buy, Sam’s Club, QVC, HSN, Kohl’s, and Barnes & Noble. Mr. Grandinetti joined GSM Products as the U.S. Director of Sales and was quickly promoted to VP of Worldwide Sales, leading the company into Canada, Mexico, U.K., and the Pacific Rim. Within a year, he was promoted again to Sr. VP Worldwide Sales. During his tenure at GSM, the company realized unprecedented growth under Grandinetti’s guidance. Mr. Grandinetti has a J.D. from the University of San Diego School of Law and is licensed in the State of California, as well as a B.A. from the University of Iowa in Economics and Political Science. We believe that Mr. Grandinetti is qualified to serve as a member of our board of directors because of his experience with retail sales and and marketing and the development and commercialization of new products.

Jake Leach was also appointed to the board of directors by affirmative vote on November 5, 2020. As the Chief Technology Officer at Dexcom, Mr. Leach is responsible for the leadership of scientific research, engineering, product development, and project management. He oversees the development of next generation products and leads a large organization of people and his teams are responsible for delivering best in class glucose monitoring technology paired with an exceptional user experience. Mr. Leach joined Dexcom in March 2004 to lead the development of sensor electronics which were part of the first generation Dexcom system. He has served in various roles within Dexcom including Senior Vice President of R&D, Senior Director of R&D, and Manager of Engineering. From 1996 to 2004, Mr. Leach held positions in research and development at MiniMed and subsequently Medtronic Diabetes, focusing on the development of glucose sensing systems. Mr. Leach holds a Bachelor of Science degree in Electrical Engineering with a minor in Biomedical Engineering from the University of California, Los Angeles. We believe that Mr. Leach is qualified to serve as a member of our board of directors because of his R&D and innovative technology experience coupled with his commitment to quality and extensive knowledge of domestic and international regulatory requirements.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5. Officers, directors and greater-than-10% stockholders are required by Commission regulations to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, forms filed electronically by the reporting person or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements during the fiscal year ended December 31, 2020 were met in a timely manner by our officers, directors and greater-than-10% beneficial owners, except for the following: one late Form 3 report was filed in 2020 by Mr. Krause, two late Forms 4 reports were filed disclosing two transactions in 2020 by Mr. Dumont, one late Form 4 report disclosing one transaction in 2020 was filed by each of Ms. Bechtel, Ms. Chiavarini, Mr. Szot, and Ms. Williams.

Audit Committee

Our audit committee currently consists of Matthew Szot, who is the chair of the audit committee, Delphine François Chiavarini and Marc Dumont. The board of directors has designated Mr. Szot as an “audit committee financial expert” as defined under applicable SEC rules and has determined that Mr. Szot possesses the requisite “financial sophistication” under applicable Nasdaq rules. The board of directors has determined that, after consideration of all relevant factors, Mr. Szot qualifies as an “independent” director under applicable SEC and Nasdaq rules.

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

2020 DIRECTOR COMPENSATION

The following table sets forth information regarding compensation earned by or paid to our non-employee directors during the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Total ($)
Jamie Bechtel, JD, Ph.D (6)	$112,588	$-	$59,001	$171,589
Delphine François Chiavarini	$43,438	$-	$59,001	$102,439
Marc Dumont	$27,500	$-	$33,000	$60,500
Matthew K. Szot	$43,750	$-	$43,001	$86,751
Julia Williams, M.D. (5)	$20,625	$-	$29,000	$49,625
Phil Grandinetti (4)	$-	$-	$27,387	$27,387
K.C. Kavanagh (4)	$-	$-	$16,302	$16,302
Jake Leach (4)	$-	$-	$27,387	$27,387

(1)	These cash awards represent one half of 2020-2021 cash compensation for board service to be provided through the Annual Meeting in June 2021 (as detailed below) that was paid in calendar year 2020. The annual award is paid in four equal payments on July 1, 2020, October 1, 2020, January 2, 2021 and April 1, 2021. Only two of these quarterly payments were made in calendar year 2020. The fees earned or paid in cash reflects a 25% voluntary reduction in the quarterly cash compensation paid on April 1, 2020 due to the COVID-19 pandemic.

(2)	The amounts in this column reflect the aggregate grant date fair value of stock awards, none of which were granted in 2020. As of December 31, 2020, there were no unvested restricted stock units (“RSUs”) held by non-employee directors.

(3)	The amounts in this column reflect the aggregate grant date fair value of option awards granted in 2020, determined in accordance with ASC 718. As of December 31, 2020, the total number of shares subject to outstanding stock options held by each non-employee director was as follows: Dr. Bechtel, 52,230; Ms. Chiavarini, 31,076; Mr. Dumont, 29,212; Mr. Szot, 36,320; Dr. Williams, 24,981; Mr. Leach, 27,046; Mr. Grandinetti, 27,046; and Ms. Kavanagh, 16,099.

(4)	Mr. Grandinetti, Ms. Kavanagh and Mr. Leach were appointed to the board of directors in November 2020 and did not receive any cash (prorated) compensation in 2020. Mr. Grandinetti and Mr. Leach both elected to receive their prorated compensation in option awards.

(5)	On November 5, 2020, Dr. Williams notified the Company of her intention to resign from the Board and its Compensation Committee effective November 5, 2020. Dr. Williams will continue her involvement with the Company as an uncompensated Director Emeritus with Board observer rights. Compensation reflected on the table above represents compensation prior to November 5, 2020.

(6)	Included in the $112,588 cash compensation paid to Ms. Bechtel is $50,400 paid to Kito Impact Foundation, of which Ms. Bechtel serves as chief executive officer, in fiscal year 2020 for consulting services.

Non-Employee Director Compensation Program

On July 10, 2020, the board adopted a revised non-employee director compensation program (the “Director Compensation Program”) for providing cash and equity compensation to its non-employee directors for their service on the board and committees of the board. The components of the Director Compensation Program are as follows:

Cash Compensation:	Amount
Annual general retainer for service on the Board	$17,000
Annual general retainer for service on the Board-Chair	$20,000
Incremental annual retainers for chair of committees:
Audit	$15,000
Compensation	$15,000
Nominating and Corporate Governance	$15,000
Commercialization Committee (1)	$-
Incremental annual retainers for members of committees:
Audit	$5,000
Compensation	$5,000
Nominating and Corporate Governance	$5,000
Commercialization Committee (1)	$5,000

Equity Compensation:	Grant details (value of grant in $)

Annual stock option grant for serving on the board	$25,000
Annual stock option grant for serving on the board-Lead Director	$20,000
Annual equity grants for serving as chair of committees:
Audit	$10,000 (Stock option)
Compensation	$10,000 (Stock option)
Nominating and Corporate Governance	$10,000 (Stock option)
Commercialization Committee (1)	$25,000(Stock option)

Annual equity grants for serving as member of committees:
Audit	$4,000 (Stock option)
Compensation	$4,000 (Stock option)
Nominating and Corporate Governance	$4,000 (Stock option)
Commercialization Committee (1)	$4,000 (Stock option)

(1)	The Commercialization / Sales Committee was eliminated at the June 18, 2020 meeting but was reinstated as the Commercialization Committee on March 3, 2021.

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

EXECUTIVE OFFICER COMPENSATION

As a smaller reporting company, we are not required to provide a separately-captioned “Compensation Discussion and Analysis” section. However, in order to provide a greater understanding to our stockholders regarding our compensation policies and decisions with respect to our “named executive officers” identified in the 2020 Summary Compensation Table below, we are including the following narrative disclosure to highlight salient portions of our executive compensation program. This narrative disclosure should be read in conjunction with the 2020 Summary Compensation Table below and the related tables that follow it.

As a result of the challenges presented the impact of the coronavirus (or COVID-19) on the global economy and our business and financial results, salaries to certain of our executive officers were voluntarily reduced by 25% for part of calendar year 2020 as described below. A similar voluntary reduction was made to the cash retainers for non-employee directors as described under “2020 Director Compensation.”

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

Oversight of Executive Compensation

The Role of the Compensation Committee in Setting Compensation. Our compensation committee determines the compensation of our executive officers other than that of our chief executive officer. The compensation committee also approves or makes recommendations to our board of directors regarding equity compensation under our 2018 Plan. The compensation committee reviews base salary levels for executive officers of our Company and approves raises and bonuses based upon the Company’s achievements, individual performance and competitive and market conditions. The compensation of the Chief Executive Officer is evaluated and recommended to the Board of Directors by the Nominating and Governance Committee. The Board of Directors has final authority to determine the compensation of the Chief Executive Officer.

The Role of Executives in Setting Compensation. While the compensation committee does not delegate any of its functions to others in setting the compensation of senior management, it includes members of senior management in the compensation committee’s executive compensation process. We have asked each of our senior executives to annually provide us with input with regard to their goals for the coming year. These proposals include suggested Company-wide and individual performance goals. The individual goals include not only the goals of such executive but also goals of the employees for whom the executive is responsible. The compensation committee reviews these proposals with the executives and provides the committee’s perspective on them.

The Role of Consultants in Setting Compensation. As the compensation committee deems necessary or helpful, it may retain the services of compensation consultants in connection with the establishment and development of our compensation philosophy and programs in the future. In fiscal year 2020 the compensation committee retained FW Cook, an independent compensation consultant, to assist it in its review of executive compensation.

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

Base Salaries. We provide each of our named executive officers with a base salary to compensate them for services rendered during the fiscal year and sustained performance. The purpose of the base salary is to reflect job responsibilities, value to the Company and competitiveness of the market. Salaries for our named executive officers are determined by the compensation committee, and for the CEO, recommended by the Nominating and Governance Committee to the board of directors, based on the following factors: nature and responsibility of the position and, to the extent available, salary norms for comparable positions; the expertise of the individual executive; and the competitiveness of the market for the executive’s services.

Performance Cash-Based Incentive Bonuses. Our practice is to award cash-based incentive bonuses, based in part on the achievement of performance objectives or significant accomplishments as established by the compensation committee from time-to-time in its discretion. These performance objectives and significant accomplishments are, in part, developed in partnership with the executive and are discussed on an ongoing basis throughout the year.

Equity-Based Incentive Awards. Our equity-based incentive awards are designed to align the interests of our employees and consultants, including our named executive officers, with those of our stockholders. Our compensation committee is responsible for approving equity grants. Vesting of the stock option and restricted stock unit awards is tied to continuous service with the Company and serves as an additional retention measure and long-term incentive. During 2020, Steven Krause, Ph.D. received an option grant for 25,000 shares per the terms of his employment agreement, which vests monthly over three years of continuous service. Mr. Siegel received an option grant for 101,965 shares and Mr. Chesterman received an option grant for 25,000 shares, each of which vests quarterly over three years of continuous service.

Key Compensation Decisions and Developments for Fiscal Year 2020

Following the completion of the 2020 fiscal year, each of our executive officers self-evaluated him or herself against  his or her specific goals. The compensation committee also performed its own assessment. Based on the year-end assessments, the compensation committee elected not to grant our executive officers incentive bonuses for calendar year 2019.

●

Base Pay. Pursuant to their respective employment agreements, the 2020 base salaries for our named executive officers were as follows: The amounts below were voluntarily reduced by 25%, except for Ms. Wolin between April 1, 2020 and June 30, 2020 to control costs in response to the COVID-19 pandemic:

Kenneth Siegel Chief Executive Officer	$275,000

Thomas C. Chesterman, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	$250,000

Kim Wolin Executive Vice President, Operations and Secretary	$145,000

Steven Krause, Ph.D. Executive Vice President, Sales and Marketing	$200,000

2020 Summary Compensation Table

The following table sets forth the compensation earned during the past two fiscal years by (i) the person who served as our principal executive officer at the end of 2020; and (ii) the three most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of 2020 and whose total compensation for 2020 exceeded $100,000.

Name and Position	Fiscal Year	Salary ($) (5)	Cash Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Kenneth Siegel	2020	$241,356	$-	$-	$127,477	$-	$4,896	$373,729
Chief Executive Officer (4)	2019	$182,573	$-	$5,350	$808,198	$-	$355	$996,476
Thomas Chesterman	2020	$217,083	$-	$-	$31,255	$-	$4,236	$252,574
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	2019	$250,000	$-	$-	$31,080	$-	$10,981	$292,061
Kim Wolin	2020	$76,910	$-	$60,554	$-	$-	$3,931	$141,395
Executive Vice President, Operations and Secretary	2019	$145,000	$-	$-	$24,864	$-	$3,575	$173,439
Steven Krause, Ph.D.	2020	$142,831	$85,000	$-	$41,325	$-	$-	$269,156
Executive Vice President, Sales and Marketing	2019	$-	$-	$-	$-	$-	$-	$-

(1)	The amounts in this column reflect the aggregate grant date fair value of stock awards granted in 2020 and 2019, determined in accordance with ASC 718 for stock-based compensation. Assumptions used in the calculation of these award amounts are set forth in Note 11 (Stock-based Compensation) to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

(2)	The amounts in this column reflect the aggregate grant date fair value of stock options granted in 2020, determined in accordance with ASC 718 for stock-based compensation. Assumptions used in the calculation of these award amounts are set forth in Note 11 (Stock-based Compensation) to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

(3)	The amounts in this column reflect the payment by the Company of life insurance and disability insurance premiums pursuant to respective employment agreements.

(4)	Mr. Siegel was appointed to the board in February 2019 by our board to fill a vacancy. On May 15, 2019, Mr. Siegel was named Chief Executive Officer of the Company. $10,698 of the $182,573 salary above represented non-employee director compensation for his service as a board member. Stock awards with a grant date fair value of $5,350 as well as option grants with a $4,598 grant date fair value (of option grants totaling $808,198 in grant date fair value) were issued in Mr. Siegel’s role as a board member, prior to his commencement as Chief Executive Officer of the Company. All outstanding options granted in 2019 have exercise prices significantly in excess of the stock’s current fair market value.

(5)

The amounts in this column for 2020 salary, except for that of Ms. Wolin, reflects a 25% voluntary reduction in the quarterly cash compensation paid between April 1, 2020 and June 30, 2020, due to the COVID-19 pandemic

Outstanding Equity Awards at December 31, 2020

The following table sets forth all outstanding equity awards held by each of our named executive officers as of December 31, 2020.

	Equity Awards
Name	Number of securities underlying unexercised equity grants (#) exercisable	Number of securities underlying unexercised equity grants (#) unexercisable		Equity grant exercise price ($)(1)	Equity grant expiration date
Kenneth Siegel	415	-		17.08	2/14/2024
	17,500	17,500	(2)	28.40	6/18/2024
	16,994	84,971	(6)	1.80	7/31/2025

Thomas C. Chesterman	6,000	-		10.00	12/01/2025
	1,042	1,458	(3)	19.96	9/20/2024
	4,167	20,833	(6)	1.80	7/31/2025

Kim Wolin	1,000	-		10.00	7/3/2025
	5,250	-		10.00	11/16/2025
	833	1,167	(3)	19.96	9/20/2024
	(4) 30,738	-		N/A	N/A

Steven Krause, Ph.D.	5,556	19,444	(5)	1.97	4/28/2025

(1)	The option exercise price is the closing price of our Common Stock on the grant date.

(2)	1/12th of the option vested on August 16, 2019, and the remainder vests in equal 1/12th quarterly installments thereafter.

(3)	1/12th of the option vested on December 20, 2019, and the remainder vests in equal 1/12th quarterly installments thereafter.

(4)	Represents a restricted stock unit award granted Ms. Wolin on July 23, 2020 that fully vests on April 29, 2021.

(5)	1/36th of the option vested on May 28, 2020, and the remainder vests in equal 1/36th monthly installments thereafter.

(6)	1/12th of the option vested on September 30, 2020, and the remainder vests in equal 1/12th quarterly installments thereafter.

Employment Agreements

We have entered into agreements with our named executive officers, which include provisions regarding post-termination compensation. We do not have a formal severance policy or plan applicable to our executive officers as a group.

Agreement with Kenneth Siegel. We entered into an employment letter agreement with Mr. Siegel on May 15, 2019, to serve as the Company’s Chief Executive Officer, effective May 16, 2019. Under the terms of the employment letter agreement, Mr. Seigel received an annual base salary of $275,000 and a one-time signing bonus of a stock option representing 35,000 shares of Common Stock, which vests quarterly over a three-year period and is subject to the terms and conditions of the Company’s 2018 Plan and standard form of option agreement. Mr. Siegel is also eligible to receive an annual incentive bonus with a target value equal to 50% of his annual base salary, payable in cash, subject to his achievement of performance objectives to be determined by the compensation committee or board of directors. In addition, after each full year of employment with the Company, subject to board approval, Mr. Siegel will receive an annual option grant (each, an “Additional Option”) valued at 35% of his then base salary, subject to such vesting terms as determined by the board in its discretion. The initial option and Additional Options that are granted to Mr. Siegel will remain exercisable for five years following the end of his continuous service with the Company. Mr. Seigel will also be eligible to participate in the standard benefits, vacation and expense reimbursement plans offered to similarly situated employees. Mr. Siegel entered into the Company’s standard form of indemnification agreement applicable to its directors and officers.

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

Agreement with Mr. Chesterman. We entered into an employment offer letter with Mr. Chesterman dated November 20, 2015 to serve as our Chief Financial Officer. Pursuant to this agreement, we pay Mr. Chesterman a salary of $250,000 per year, and in accordance with the employment offer letter, Mr. Chesterman’s salary may be paid up 50% in stock options until we are in the financial position to pay the salary entirely in cash, to be determined by the Chief Executive Officer. In addition, Mr. Chesterman is eligible for a performance bonus, which amounts will be determined at least annually by mutual agreement based on achievement of personal and Company goals, and which will be targeted to be no less than $200,000 per year.

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

Agreement with Ms. Wolin. We entered into an employment letter agreement with Ms. Wolin on January 28, 2020 to serve as our Executive Vice President of Operations, effective January 31, 2020. Pursuant to this agreement, Ms. Wolin is eligible to receive an annual salary of $75,000 per year. Ms. Wolin is also eligible to receive a restricted stock unit award having a value of $75,000, subject to approval by the compensation committee. The award will vest over one year, subject to accelerated vesting upon a termination of employment. Mr. Wolin remains subject to the terms of the Company’s confidential information and inventions assignment agreement.

Agreement with Mr. Krause. We entered into an employment offer letter with Mr. Krause dated January 9, 2020 to serve as our Executive Vice President of Sales and Marketing. Pursuant to this agreement, we pay Mr. Krause a salary of $200,000 per year. In addition, Mr. Krause is eligible for a performance bonus, which amounts will be determined at least annually by mutual agreement based on achievement of personal and Company goals, and which is targeted at 25% of his base salary and stock option incentives as determined by performance against targets.

Mr. Krause was also granted a one-time signing bonus in the amount of $25,000 that was paid in April of 2020 and a “foregone compensation bonus” of $60,000 that was paid in May 2020.

Mr. Krause is entitled to accrue four weeks paid vacation and five days of sick leave per calendar year and may participate in our standard benefits plans.

Per the employment offer letter, on April 28, 2020, we granted Mr. Krause a stock option to purchase 25,000 shares of our Common Stock at an exercise price equal to $2.44 per share, which option vests over a three-year vesting schedule, with 1⁄36th of the option vesting monthly beginning on May 28, 2020, until such option is vested in full or Mr. Krause’s employment is terminated.

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

Employee Benefit Plans

Equity Compensation Plan Information

The following table presents certain information regarding our Common Stock that may be issued under our equity plans, including upon the exercise of options and vesting of RSUs granted to employees, consultants or directors as of December 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	528,543	(1)	$8.11	430,622
Equity compensation plans not approved by security holders	-		$-	-
Total	528,543	(1)	8.11	430,622

(1)	Amount includes 32,072 RSUs granted and unvested as of December 31, 2020.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 10, 2021, information regarding beneficial ownership of our Common Stock by:

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

The number of shares listed below under the heading “Total Shares Beneficially Owned” is the aggregate beneficial ownership for each stockholder and includes:

●	Common Stock beneficially owned;

●	Common Stock warrants exercisable;

●	currently vested options and RSUs; and

●	stock options and RSUs that are not currently vested but will become vested within 60 days of March 10, 2021.

Of this total amount, the number of shares of Common Stock underlying options and RSUs that are currently vested and stock options and RSUs that are not currently vested but will become vested within 60 days after March 10, 2021 are deemed outstanding for the purpose of computing the percentage ownership of Common Stock outstanding beneficially owned by a stockholder, director or executive officer (the “Deemed Outstanding Shares”) and are also separately listed below under the heading “Number of Shares Issuable Upon Exercise of Warrants, Options and Vesting of RSUs Exercisable or Vested” but the Deemed Outstanding Shares are not treated as outstanding for the purpose of computing the percentage ownership of Common Stock outstanding beneficially owned by any other person. This table is based on information supplied by officers, directors, principal stockholders and filings made with the SEC. Percentage ownership is based on 9,488,366 shares of Common Stock outstanding as of March 10, 2021.

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

		Number of
		Shares Issuable
		Upon
		Exercise
		of Warrants,
		Options
		and Vesting of
		RSUs
		Exercisable or
	Number of	Vested
	Shares Beneficially	as of March 10,	Total Shares Beneficially Owned
Name of Beneficial Owner	Held	2021	Shares	Percent
5% Owners:

None

Directors, Named Executive Officers and Executive Officers:
Thomas C. Chesterman	494	13,500	13,994	*
Jamie Bechtel	2,812	36,459	39,271	*
Delphine François Chiavarini	1,314	23,956	25,270	*
Marc Dumont (1)	7,420	23,188	30,608	*
Kenneth Siegel	35,129	46,319	81,448	*
Matthew K. Szot	4,657	28,470	33,127	*
Julia Williams, M.D. (2)	10,003	19,687	29,690	*
Steven Krause, Ph.D.	-	8,333	8,333	*
Kim Patrice Wolin	5,863	37,988	43,851	*
Phil Grandinetti	-	19,703	19,703	*
K.C, Kavanagh	-	11,000	11,000	*
Phil Leach	-	18,031	18,031	*

All current executive officers and directors as a group (12 persons) (6)	67,692	286,634	354,326	3.7%

*	Represents beneficial ownership of less than one percent (1%).

(1)	Includes shares of Common Stock held by Marc Dumont and Patrick Dumont, JTWROS, an affiliate of Mr. Dumont.

(2)	Includes shares of Common Stock held by Julia A. Williams MD Trust, an affiliate of Dr. Williams.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the fiscal years ended December 31, 2020 and December 31, 2019, we were not a party to any transactions that require disclosure under Item 404 of Regulation S-K.

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

DIRECTOR INDEPENDENCE

Generally, under the continued listing requirements and rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Our board of directors has determined that Drs. Bechtel and Williams, Ms. Chiavarini and Ms. Kavanagh and Messrs. Dumont, Leach, Grandinetti and Szot are independent within the meaning of Nasdaq listing standards and that none of such directors has any relationship with the Company that would interfere with the exercise of their independent business judgment. The board also determined that Kenneth Siegel, our current Chief Executive Officer, is not independent. Accordingly, a majority of our directors are independent, as required under applicable Nasdaq rules. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Additionally, in determining the independence of Ms. Bechtel, the board of directors considered her position as the chief executive officer of Kito Impact Foundation, which received $50,400 from the Company in fiscal year 2020 for consulting services. There are no arrangements or understandings between any director or nominee and any other person or entity other than the Company pursuant to which the director or nominee receives compensation in connection with that person’s candidacy or service as a director.

Our board of directors includes an audit committee, a compensation committee, a nominating and corporate governance committee and a commercialization committee. All of our committees are comprised solely of independent board members.

Item 14.	Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The aggregate fees billed by M&K for the years ended December 31, 2020 and 2019 for professional services described below are as follows:

	Year Ended December 31,
	2020	2019
Audit fees (1)	$50,330	$57,983
Audit-related fees (2)	$26,500	$7,900
Tax fees	$-	$-
All other fees	$-	$-
Total fees	$76,830	$65,883

(1)	Includes audit fees related to professional services rendered in connection with the audit of our annual consolidated financial statements, the reviews of the consolidated financial statements included in each of our quarterly reports on Form 10-Q, and accounting services that relate to the audited consolidated financial statements and are necessary to comply with generally accepted auditing standards.

(2)	Includes audit-related fees related to attestation services rendered in connection with our 1) private placement offerings in January and March 2020, 2) a public offering in April 2020 and 3) a private warrant inducement in October 2020. Such services were reasonably related to the performance of M&K’s audit of our financial statements and not reported under the caption “Audit fees.”

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

A.	Balance Sheets as of December 31, 2020 and 2019.

B.	Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019.

C.	Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019.

D.	Statements of Cash Flows for the years ended December 31, 2020 and 2019.

2.	Financial Statement Schedules.

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

3.	Exhibits

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b)	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed with this report or incorporated herein by reference.

SENESTECH, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 17, 2020 (File no. 001-37941))
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S- 1, filed with the SEC on September 21, 2016 (File no. 333-213736))
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K/A, filed with the SEC on April 21, 2020 (File no. 001-37941))
4.2	Form of the Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on October 7, 2016 (File no. 333-213736))
4.3+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2016 (File no. 001-37941))
4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on November 16, 2017 (File no. 333-221433))
4.5	Form of Underwriter’s Warrant, as amended (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2017 (File no. 001-37941))
4.6	Form of Restricted Stock Unit Notice and Agreement (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 17, 2020 (File no. 001-37941))
4.7	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 20, 2018 (File no. 001-37941))
4.8	Form of Warrant issued to investors in Rights Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2018 (File no. 001-37941))
4.9	Form of Warrant issued to dealer-manager in Rights Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2018 (File no. 001-37941))
4.10	Warrant Agency Agreement, dated August 13, 2018, between the Registrant and Transfer Online, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2018 (File no. 001-37941))
4.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 17, 2019 (File no. 001-37941))
4.12	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 28, 2020 (File no. 001-37941))
4.13	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 28, 2020 (File no. 001-37941))
4.14	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 6, 2020 (File no. 001-37941))
4.15	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 6, 2020 (File no. 001-37941))
4.16	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2020 (File no. 001-37941))
4.17	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2020 (File no. 001-37941))
4.18	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 2, 2021 (File no. 001-37941))
4.19	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 2, 2021 (File no. 001-37941))
4.20	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 2, 2021 (File no. 001-37941))
10.1+	SenesTech, Inc. 2008 – 2009 Non-Qualified Stock Option Plan and form of agreement thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 21, 2016 (File no. 333-213736))
10.2+	SenesTech, Inc. 2015 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 21, 2016 (File no. 333-213736))
10.3+	SenesTech, Inc. 2018 Equity Incentive Plan, as amended, and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020 (File no. 001-37941))
10.4+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 21, 2016 (File no. 333-213736))

10.5+	Separation Agreement between the Registrant and Loretta P. Mayer, Ph.D., dated December 18, 2019 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 17, 2020 (File no. 001-37941))
10.6+	Separation Agreement between the Registrant and Cheryl A. Dyer, Ph.D., dated December 18, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 17, 2020 (File no. 001-37941))
10.7+	Employment Letter Agreement by and between the Registrant and Kenneth Siegel dated May 16, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2019 (File no. 001-37941))
10.8+	Employment Offer Letter by and between the Registrant and Thomas Chesterman dated November 20, 2015 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 21, 2016 (File no. 333-213736))
10.9+	Employment Letter Agreement by and between the Registrant and Kim Wolin dated January 28, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 13, 2020 (File no. 333-236302))
10.10+	Employment Letter Agreement by and between the Registrant and Steven Krause, dated January 12, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K/A, filed with the SEC on April 21, 2020 (File no. 001-37941))
10.11	Promissory Note, dated April 15, 2020, by and between the Company and BMO Harris Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2020 (File no. 001-37941))
10.12	Lease by and between the Registrant and Caden Court, LLC, dated as of December 20, 2011 and amendments thereto dated December 6, 2013 and February 27, 2014 (collectively, the “Caden Court Lease”) (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 21, 2016 (File no. 333-213736))
10.13	Lease Addendum #3 to the Caden Court Lease by and between the Registrant and Caden Court, LLC, dated as of December 20, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 13, 2020 (File no. 333-236302))
10.14	Lease by and between the Registrant and Pinnacle Campus Office-Retail, LLC, dated as of November 18, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 13, 2020 (File no. 333-236302))
10.15	Standard Industrial/Commercial Multi-Tenant Lease, between the Company and Duke Go PP, LLC, dated as of June 22, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020 (File no. 001-37941))
10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 17, 2019 (File no. 001-37941))
10.17	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 28, 2020 (File no. 001-37941))
10.18	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 6, 2020 (File no. 001-37941))
10.19	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 24, 2020 (File no. 001-37941))
10.20	Form of Letter Agreement, dated as of October 23, 2020, between the Company and the purchaser thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2020 (File no. 001-37941))
10.21	Form of Securities Purchase Agreement, dated as of January 27, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 2, 2021 (File no. 001-37941))
10.22	Form of Registration Rights Agreement, dated as of January 27, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 2, 2021 (File no. 001-37941))
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of M&K CPAS, PLLC, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Indicates a management contract or compensatory plan.

(c)	Financial Statement Schedules

None

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESTECH, INC.

Date: March 29, 2021	By:	/s/ Kenneth Siegel
Kenneth Siegel
Chief Executive Officer

Date: March 29, 2021	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 29, 2021, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Kenneth Siegel	Chief Executive Officer
Kenneth Siegel	(Principal Executive Officer)

/s/ Thomas C. Chesterman	Chief Financial Officer and Treasurer
Thomas C. Chesterman	(Principal Financial and Accounting Officer)

/s/ Jamie Bechtel	Chair of the Board
Jamie Bechtel

/s/ Marc Dumont	Director
Marc Dumont

/s/ Delphine Francois Chiavarini	Director
Delphine Francois Chiavarini

/s/ Phil Grandinetti	Director
Phil Grandinetti

/s/ K.C. Kavanagh	Director
K.C. Kavanagh

/s/ Jake Leach	Director
Jake Leach

/s/ Matthew K. Szot	Director
Matthew K. Szot