Form 10-Q
period 2021-03-31
SenesTech, Inc.
filed 2021-05-14
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of common stock outstanding as of May 14, 2021: 12,184,997

SENESTECH, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2021

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SENESTECH, INC.
CONDENSED BALANCE SHEETS
(In thousands, except shares and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current assets:
Cash	$15,165	$3,643
Accounts receivable trade, net	27	25
Prepaid expenses	360	178
Inventory	905	945
Deposits	26	28
Total current assets	16,483	4,819

Right to use asset-operating leases	627	665
Property and equipment, net	528	538
Total assets	$17,638	$6,022

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$79	$98
Accounts payable	175	404
Accrued expenses	238	292
Total current liabilities	492	794

Long-term debt, net	662	673
Operating lease liability	636	671
Total liabilities	1,790	2,138

Commitments and contingencies (See note 12)	-	-

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,164,046 and 5,099,512 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	12	5
Additional paid-in capital	121,897	108,119
Accumulated deficit	(106,061)	(104,240)
Total stockholders’ equity	15,848	3,884

Total liabilities and stockholders’ equity	$17,638	$6,022

See accompanying notes to financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Revenue:
Sales	$88	$37
Cost of sales	50	22
Gross profit	38	15

Operating expenses:
Research and development	455	296
Selling, general and administrative	1,422	2,045
Total operating expenses	1,877	2,341

Net operating loss	(1,839)	(2,326)

Other income (expense):
Interest income	2	2
Interest expense	(5)	(8)
Other income	21	15
Total other income	18	9

Net loss and comprehensive loss	(1,821)	(2,317)
Deemed dividend-warrant price protection-revaluation adjustment	-	414
Net loss attributable to common shareholders	$(1,821)	$(2,731)

Weighted average common shares outstanding - basic and fully diluted	8,137,038	1,611,304

Net loss per common share - basic and fully diluted	$(0.22)	$(1.69)

See accompanying notes to financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except shares and per share data)
(Unaudited)

For The Three Months Ended March 31, 2020 and 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2019	1,414,671	$1	$98,433	$(95,867)	$2,567

Stock based compensation	-	-	151	-	151
Issuance of common stock, sold for cash, net	353,872	1	1,707	-	1,708
Issuance of common stock upon exercise of warrants	51,414	-	238	-	238
Issuance costs of common stock issuances			(273)		(273)
Issuance of common stock for fractional shares-20-1 reverse split	24	-	-	-	-
Warrant antidilution price protection adjustment			414		414
Net loss for the three months ended March 31, 2020	-	-	-	(2,731)	(2,731)

Balance, March 31, 2020	1,819,981	$2	$100,670	$(98,598)	$2,074

Balance, December 31, 2020	5,099,512	$5	$108,119	$(104,240)	$3,884

Stock based compensation	-	-	155	-	155
Issuance of common stock, sold for cash, net	6,163,854	6	12,586	-	12,592
Issuance of common stock upon exercise of warrants	900,680	1	1,208	-	1,209
Issuance costs of common stock issuances			(171)		(171)
Net loss for the three months ended March 31, 2021	-	-	-	(1,821)	(1,821)

Balance, March 31, 2021	12,164,046	$12	$121,897	$(106,061)	$15,848

See accompanying notes to financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,821)	$(2,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73	77
Stock-based compensation	155	151
Gain on sale of equipment	-	(15)
(Increase) decrease in current assets:
Accounts receivable - trade	(2)	4
Accounts receivable - other	-	123
Other assets	5	9
Prepaid expenses	(182)	(40)
Inventory	40	18
Increase (decrease) in current liabilities:
Accounts payable	(229)	474
Accrued expenses	(54)	(355)
Net cash used in operating activities	(2,015)	(1,871)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received on sale of property and equipment	-	40
Purchase of property and equipment	(63)	-
Net cash provided by (used in) investing activities	(63)	40

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	12,421	1,435
Repayments of notes payable	(17)	(14)
Repayments of finance lease obligations	(13)	(34)
Proceeds from the exercise of warrants	1,209	-
Net cash provided by financing activities	13,600	1,387

NET CHANGE IN CASH	11,522	(444)
CASH AT BEGINNING OF PERIOD	3,643	1,936
CASH AT END OF PERIOD	$15,165	$1,492

SUPPLEMENTAL INFORMATION:
Interest paid	$5	$8
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of accrual in warrant exercise	-	$238
Deemed dividend	-	$414

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

Rats have plagued humanity throughout history. They pose significant threats to the environment and to the health and food security of many communities. In addition, rodents cause extensive product loss and damage through consumption and contamination. Rats also cause significant damage to critical infrastructure by burrowing beneath foundations and gnawing on electrical wiring, insulation, fire proofing systems, electronics and computer equipment.

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

In addition to the EPA registration of ContraPest in the United States, ContraPest must obtain registration from the various state regulatory agencies prior to selling in each state. We have received registration for ContraPest in all 50 states and the District of Columbia, 48 of which have approved the removal of the RUP designation.

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

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1 - Organization and Description of Business – (continued)

Going Concern

Our financial statements as of March 31, 2021, December 31, 2020 and March 31, 2020 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm included in its opinion for the years ended December 31, 2020 and 2019 an explanatory paragraph referring to our net loss from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. If we encounter continued issues or delays in the commercialization of ContraPest, our prior losses and expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through additional financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.

Liquidity and Capital Resources

Since our inception, we have sustained significant operating losses in the course of our research and development and commercialization activities and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock. See Note 10 for a description of our public equity sales.

We have also raised capital through debt financing, consisting primarily of convertible notes and government loan programs, and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees.

Through March 31, 2021, we received net proceeds of $89.3 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $1.0 million in net product sales. As of March 31, 2021, we had an accumulated deficit of $106.1 million and cash and cash equivalents of $15.2 million.

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

Based upon our current operating plan, we expect that cash and cash equivalents at March 31, 2021, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 12 months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing and we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2021, the Company’s operating results for the three months ended March 31, 2021 and 2020, and the Company’s cash flows for the three months ended March 31, 2021 and 2020. The accompanying financial information as of December 31, 2020 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 29, 2021. All amounts shown in these financial statements and accompanying notes are in thousands, except percentages and per share and share amounts.

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

Cash and Cash Equivalents

The Company considers money market fund investments to be cash equivalents. The Company had cash equivalents in the form of money market fund investment of $7,000 and $1,500 at March 31, 2021 and December 31, 2020, respectively, included in cash as reported.

Accounts Receivable-Trade

Accounts receivable-trade consist primarily of receivables from customers. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 at March 31, 2021 and December 31, 2020.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work in progress and finished goods. Raw materials are stocked to reduce the risk of impact on manufacturing for potential supply interruptions due to the COVID-19 pandemic or long lead times on certain ingredients.

Components of inventory are:

	March 31,	December 31,
	2021	2020
Raw materials	$935	$950
Work in progress	4	24
Finished goods	89	94
Total inventory	1,028	1,068
Less:
Reserve for obsolete	(123)	(123)
Total net inventory	$905	$945

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

Stock-based Compensation

Stock based awards, consisting of stock options and restricted stock units expected to be settled in shares of the Company’s common stock, are recorded as equity awards. The grant date fair value of these awards is measured using the Black-Scholes option pricing model for stock options and grant date market value for restricted stock units. The Company expenses the grant date fair value of its stock options on a straight-line basis over their respective vesting periods.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

The stock-based compensation expense recorded for the three months ended March 31, 2021 and 2020, is as follows:

	Three Months Ended March 31,
	2021	2020
Research and development	$2	$3
Selling, general and administrative	153	148
Total stock-based compensation expense	$155	$151

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

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of March 31, 2021 or December 31, 2020 and as such, no interest or penalties were recorded in income tax expense.

Comprehensive Loss

Net loss and comprehensive loss were the same for all periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying financial statements.

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the three months ended March 31, 2021 and 2020. Therefore, basic and diluted loss per share attributable to common stockholders are the same for each period presented.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	March 31,
	2021	2020
Common stock purchase warrants	4,553,733	812,963
Restricted stock units	31,405	5,877
Common stock options	506,852	136,239
Total	5,091,990	955,079

Adoption of New Accounting Standard:

In August 2018, the FASB issued ASU 2018-15 Accounting for Implementation Costs Related to Cloud Computing or Hosting Arrangements, authoritative guidance intended to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires presentation of the capitalized implementation costs in the statement of financial position and in the statement of cash flows in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented, and the expense related to the capitalized implementation costs to be presented in the same line item in the statement of operations as the fees associated with the hosting element (service) of the arrangement. This guidance was effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. Effective January 1, 2020, the Company adopted the guidance and determined there was no applicability to the Company at this time and as such, there was no impact on our financial position, results of operations, or cash flows.

Other than the item noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our unaudited condensed interim financial statements.

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

Note 4 - Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base, however the Company did identify a potentially uncollectable account and at December 31, 2019 and maintained a reserve for this receivable balance of $123. At December 31, 2020, the account was deemed uncollectable and offset against the reserve. The Company did not have any potentially uncollectable account at March 31, 2021 or December 31, 2020 and therefore, did not record a reserve for uncollectable accounts at March 31, 2021 or December 31, 2020. The Company does not require collateral or other securities to support its accounts receivable.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 5 - Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,	December 31,
	2021	2020
Director, officer and other insurance	$181	$18
NASDAQ fees	33	-
Legal retainer	25	25
Marketing programs and conferences	73	106
Professional services retainer	12	8
Rent	18	18
Engineering, software licenses and other	18	3
Total prepaid expenses	$360	$178

Note 6 - Property and Equipment

Property and equipment, net consist of the following:

	Useful	March 31,	December 31,
	Life	2021	2020
Research and development equipment	5 years	$1,420	$1,397
Office and computer equipment (1)	3 years	749	733
Autos	5 years	54	54
Furniture and fixtures	7 years	41	41
Leasehold improvements	*	102	283
Construction in progress		36	115
		2,402	2,623
Less accumulated depreciation and amortization		(1,874)	(2,085)
Total		$528	$538

*	Shorter of lease term or estimated useful life

(1)

In the three months ended March 31, 2021, the Company received net proceeds of less than $1 in the sale of research and development equipment resulting in gains on the sale of these assets of less than $1. In the three months ended March 31, 2020, the Company received net proceeds of $40 in the sale of research and development equipment and office and computer equipment, resulting in a gain on the sale of these assets of $15.

Depreciation and amortization expense was approximately $73 and $77 for the three months ended March 31, 2021 and 2020, respectively.

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
Compensation and related benefits	$209	$218
Board Compensation	5	3
Personal property and franchise tax	8	57
Other	16	14
Total accrued expenses	$238	$292

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 8 - Borrowings

A summary of the Company’s borrowings, including finance lease obligations, is as follows:

	March 31,	December 31,
	2021	2020
Short-term debt:
Current portion of long-term debt	79	98
Total short-term debt	$79	$98
Long-term debt:
Finance lease obligations	$66	$79
Other promissory notes	675	692
Total	741	771
Less: current portion of long-term debt	(79)	(98)
Total long-term debt	$662	$673

Finance Lease Obligations

Finance lease obligations at March 31, 2021 are for computer and lab equipment leased through GreatAmerica Financial Services and ENGS Commercial Finance Co. These finance leases expire at various dates through April 2022 and carry interest rates ranging from 11.4% to 18.3%.

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

Pursuant to amendments to the CARES Act, as long as the Company submits its application for loan forgiveness within ten months after the expiration of the applicable covered period, the Company will not be required to make any payments until the forgiveness amount is remitted to the lender by the SBA. The Company applied for forgiveness in February 2021. We cannot guarantee that the PPP loan will be forgiven. In the event the PPP loan is not forgiven in whole or in part, the lender is responsible for notifying the Company of the date on which the Company’s first repayment is due.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of March 31, 2021 as follows:

		Term	Exercise		Balance				Balance				Balance
Issue Date	Warrant Type	Date	Price		December 31, 2019	Issued	Exercised	Expired	December 31, 2020	Issued	Exercised	Expired	March 31, 2021

2016 and prior	Various	Various-2020/2021	Various		17,059	-	(9,375)	(7,684)	-	-	-	-	-

November 21,2017	Common Stock Offering Warrants	November 21, 2022	$1.3659	(1)	143,501	-		-	143,501	-	-	-	143,501

November 21,2017	Dealer Manager Warrants	November 21, 2022	$30.00		47,250	-	(47,250)	-	-	-	-	-	-

June 20,2018	Warrant Reissue	December 20, 2023	$36.40		56,696	-	-	-	56,696	-	-	-	56,696

August 13,2018	Rights Offering Warrants	July 25, 2023	$23.00		202,943	-	-	-	202,943	-	-	-	202,943

August 13,2018	Dealer Manager Warrants	August 13, 2023	$34.50		13,393	-	-	-	13,393	-	-	-	13,393

July 16,2019	Dealer Manager Warrants	July 11, 2024	$33.75		8,334	-	-	-	8,334	-	-	-	8,334

January 28,2020	Registered Direct Offering	July 28,2025	$9.00		-	177,500	-	-	177,500	-	-	-	177,500

January 28,2020	Dealer Manager Warrants	July 28,2025	$10.00		-	13,315	-	-	13,315	-	-	-	13,315

March 6,2020	Registered Direct Offering	September 8,2025	$2.88		-	176,372	(176,372)	-	-	-	-	-	-

March 6,2020	Dealer Manager Warrants	March 4,2025	$3.76		-	13,228	-	-	13,228	-	-	-	13,228

April 21,2020	Dealer Manager Warrants	April 21,2025	$3.97		-	118,073	-	-	118,073	-	-	-	118,073

April 24,2020	Registered Direct Offering	April 24,2025	$3.05		-	1,574,308	(1,524,308)	-	50,000	-	-	-	50,000

October 26, 2020	Private Warrant Inducement	April 27,2026	$1.73		-	1,700,680			1,700,680	-	(700,680)	-	1,000,000

October 26, 2020	Dealer Manager Warrants	April 27,2026	$2.16		-	85,034			85,034	-	-	-	85,034

February 2, 2021	Private Placement Agreement	August 2,2026	$2.216		-	-	-	-	-	2,194,427			2,194,427

February 2, 2021	Dealer Manager Warrants	August 2,2026	$2.848		-	-	-	-	-	329,164			329,164

March 23, 2021	Dealer Manager Warrants	March 23, 2026	$2.50		-	-	-	-	-	148,125			148,125

					489,176				2,582,697				4,553,733

(1)	The initial exercise price of these warrants was $30.00 per share. Pursuant to antidilution price adjustment protection contained within these warrants, the initial exercise price of these warrants was adjusted downward to $29.40 on July 24, 2018, the record date of the Right’s Offering and downward to $19.00 per share on August 13, 2018. These warrants were further adjusted downward from $19.00 to $7.13 and to $2.1122 on January 28, 2020 and March 4, 2020, respectively, in connection with separate Registered Direct Offerings. These warrants were further adjusted downward from $2.1122 to $1.3659 on October 26, 2020 in connection with a Registered Direct Offering. These warrants are subject to further adjustment pursuant to antidilution price adjustment protection.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

Outstanding Warrants

As of March 31, 2021, we had 4,553,733 shares of common stock issuable upon exercise of outstanding common stock warrants, at a weighted-average exercise price of $3.98603 per share.

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

Common Stock Warrants Issued in January and March 2020 Private Placements

In January and March 2020, in separate private placements concurrent with registered direct offerings (collectively, the “2020 Registered Direct Offerings”) of shares of the Company’s common stock, the Company also issued warrants to purchase an aggregate of up to 353,872 shares of common stock to certain institutional and accredited investors that participated in the 2020 Registered Direct Offerings (the “2020 Warrants”). The warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(b) of Regulation D promulgated thereunder. Terms used but not otherwise defined herein will have the meanings given them in the warrants, attached as Exhibit 4.1 to our Form 8-K filed on January 28, 2020, and our Form 8-K filed on March 6, 2020.

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

After the Initial Exercisability Date (as defined in the 2020 Warrants), the 2020 Warrants will be exercisable, at the option of each holder, in whole or in part, by delivering to us a duly executed exercise notice accompanied by payment in full for the number of shares of our common stock purchased upon such exercise. If, at the time a holder exercises the 2020 Warrant (but not sooner than six months following the date of such warrant), a registration statement registering the issuance of the shares of common stock underlying the 2020 Warrants under the Securities Act is not then effective or available, nor is any current prospectus thereto available, and an exemption from registration under the Securities Act is not available for the issuance of such shares, then in lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the number of shares of common stock determined according to a formula set forth in the 2020 Warrant.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

The Common Stock, Pre-Funded Warrants and Warrants sold in this Public Offering were offered and sold pursuant to a registration statement on Form S-1 (File No. 333-236302) initially filed with the SEC on February 7, 2020, as amended (“Registration Statement”), which was declared effective by the SEC on February 14, 2020. The Post-Effective Amendment No. 2 to the Registration Statement was declared effective by the SEC on April 21, 2020.

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

Common Stock Warrants Issued in October 2020 Private Warrant Inducement

In October 2020, in connection with an inducement agreement with an existing accredited investor to exercise 1,700,680 outstanding warrants (the “Original Warrants”) to purchase an equal number of shares of the Company’s common stock, the Company issued new unregistered warrants to purchase up to an aggregate of 1,700,680 shares of common stock at an exercise price of $1.725 per share. The warrants issued were immediately exercisable with an exercise period of five and one-half years from the date of issuance. The Original Warrants were issued on March 6, 2020 and on April 24, 2020. Pursuant to the Letter Agreement, the per share exercise price of the Original Warrants were reduced from $2.88 and $3.05, respectively, to $1.725. The Company estimated the fair value of the common stock warrants, exercisable at $1.725 per share, to be $1,806 using a Black Scholes model based on the following significant inputs: common stock price of $1.47; comparable company volatility of 96.5%; remaining term 5.5 years; dividend yield of 0% and risk-free interest rate of 0.18%.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

Common Stock Warrants Issued in February 2021 Private Placement Agreement

In February 2021, in connection with a private placement agreement with certain institutional and accredited investors, the Company issued common stock warrants to purchase up to an aggregate of 2,194,427 shares of common stock at an exercise price of $2.216 per share. The warrants were exercisable immediately and have an exercise period of five and one-half years from the date of issuance. The warrant holder may not exercise any portion of such holder’s warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. The Company estimated the fair value of the common stock warrants, exercisable at $2.216 per share, to be $3,052 using a Black Scholes model based on the following significant inputs: common stock price of $1.93; comparable company volatility of 95.6%; remaining term 5.5 years; dividend yield of 0% and risk-free interest rate of 0.18%.

 Common Stock Warrants Issued to Placement Agent in February 2021 Private Placement Agreement

In connection with the private placement in February 2021, the Company issued to H.C. Wainwright & Co., LLC, as placement agent, warrants to purchase up to 329,164 shares of Common Stock with an exercise price of $2.8481 per share. The warrants are exercisable immediately and have an exercise period of five and one-half years from the date of issuance. The Company estimated the fair value of these common stock warrants, with an exercise price of $2.8481 per share, to be $435 using a Black Scholes model based on the following significant inputs: common stock price of $1.93; comparable company volatility of 95.6%; remaining term 5.5 years; dividend yield of 0% and risk-free interest rate of 0.18%.

Common Stock Warrants Issued to Placement Agent in March 2021 Registered Direct Offering

On March 23, 2021, the Company consummated a registered direct offering with certain institutional investors and issued an aggregate of 1,975,000 shares of the Company’s common stock, par value $0.001 per share at a purchase price of $2.00 per share for gross proceeds to the Company of approximately $3.95 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The 1,975,000 shares of Common Stock sold in the Offering were offered and sold pursuant to a prospectus, dated August 24, 2018, and a prospectus supplement, dated March 22, 2021, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-225712).

In connection with the registered direct offering in March 2021, the Company issued to H.C. Wainwright & Co., LLC, as the placement agent, warrants to purchase up to 148,125 shares of Common Stock. The Placement Agent Warrants will be exercisable commencing six months following the date of issuance, expire five years following the date of sale and have an exercise price per share of $2.50 per share. The Placement Agent Warrants, and the shares of Common Stock issuable upon exercise thereof, will be issued in reliance on the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Company estimated the fair value of these common stock warrants, with an exercise price of $2.50 per share, to be $181 using a Black Scholes model based on the following significant inputs: common stock price of $1.76; comparable company volatility of 100.8%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 0.31%.

Deemed Dividend Adjustment-Warrant Modified Terms Revaluation

On March 3, 2020, the Company issued an aggregate of 51,414 common shares in a cashless exercise of 56,625 warrants issued in December 2016 and November 2017. Consideration for the exercise of these warrants was the full settlement of an outstanding litigation reserve of $238.

On October 26, 2020, in connection with the private warrant inducement with an existing accredited investor to exercise 1,700,680 Original Warrants, the Company agreed to modify the terms of the Original Warrants that were originally issued on March 6, 2020 and on April 24, 2020. Pursuant to the agreement, the per share exercise price of the Original Warrants were reduced from $2.88 and $3.05, respectively, to $1.725.

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

Common Stock

The Company had 12,164,046 and 5,099,512 shares of common stock issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021, the Company issued 7,064,534 shares of common stock as follows:

●	an aggregate of 4,388,854 shares in connection with a private placement offering and exercise of pre-funded warrants issued in connection with the offering, generating net proceeds to the Company in February 2021 of approximately $8,898, as further described below;

●	an aggregate of 1,975,000 shares in connection with a registered direct offering generating net proceeds to the Company in March 2021 of approximately $3,523, as further described below; and

●	an aggregate of 700,680 shares in connection with the exercise of common stock warrants, generating net proceeds to the Company in March 2020 of approximately $1,209, as further described below.

Public Offerings and Registered Direct Offerings

On February 2, 2021, the Company consummated a private placement agreement with certain institutional and accredited investors and issued an aggregate of 3,968,854 shares of its common stock, par value $0.001 per share at a purchase price of $2.2785 per share, pre-funded warrants to purchase up to an aggregate of 420,000 shares of common stock at a purchase price of $2.2775 per pre-funded warrant and associated warrants to purchase up to an aggregate of 2,194,427 shares of common stock, for gross proceeds of approximately $10.0 million, prior to deducting placement agent fees and offering expenses. At March 29, 2021, all 420,000 pre-funded shares had been distributed. In connection with the offering, we issued the placement agent warrants to purchase up to 329,164 shares of Common Stock with an exercise price of $2.8481 per share.

On March 23, 2021, the Company consummated a registered direct offering with certain institutional investors and issued an aggregate of 1,975,000 shares of the Company’s common stock, par value $0.001 per share at a purchase price of $2.00 per share for gross proceeds to the Company of approximately $3.95 million, pursuant to a prospectus, dated August 24, 2018, and a prospectus supplement, dated March 22, 2021, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-225712).

In connection with the offering, we issued the placement agent warrants to purchase up to 148,125 shares of Common Stock at an exercise price per share of $2.50 per share.

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

As of March 31, 2021, the Company had 419,061 shares of common stock available for issuance under the 2018 Plan.

The Company measures the fair value of stock options with service-based vesting criteria to employees, directors and consultants on the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation model requires the Company to make certain estimates and assumptions, including assumptions related to the expected price volatility of the Company’s stock, the period during which the options will be outstanding, the rate of return on risk-free investments, and the expected dividend yield for the Company’s stock.

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the three months ended March 31, 2021 were as follows:

Expected volatility	96.2%
Expected dividend yield	—
Expected term (in years)	5
Risk-free interest rate	0.26%

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Stock-based Compensation – (continued)

The weighted average grant date fair value of options granted during the three months ended March 31, 2021 was $1.94 per share, as per the table above.

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

The following table summarizes the stock option activity, for both equity plans, for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2020	496,471	$8.63	3.9	$—
Granted	12,756	$1.84	4.8	$—
Exercised	—	$—	—	$—
Forfeited	(2,375)	$—	—	$—
Expired	—	$—	—	$—
Outstanding at March 31, 2021	506,852	$8.15	2.3	$—
Exercisable at March 31, 2021	228,481	$14.45	2.1	$—

(1)	The aggregate intrinsic value in the table was calculated based on the difference between the estimated fair market value of the Company’s stock and the exercise price of the underlying options. The estimated stock values used in the calculation were $1.73 and $1.66 per share for the year ended December 31, 2020 and the three months ended March 31, 2021, respectively.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2021:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2020	32,072	$4.05
Granted	—	$—
Vested	(667)	$1.80
Forfeited	—	$—
Outstanding as of March 31, 2021	31,405	$2.58

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Stock-based Compensation – (continued)

The stock-based compensation expense was recorded as follows:

	Three Months Ended March 31,
	2021	2020
Research and development	$2	$3
Selling, general and administrative	153	148
Total stock-based compensation expense	$155	$151

The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.

At March 31, 2021, the total compensation cost related to restricted stock units and unvested options not yet recognized was $629, which will be recognized over a weighted average period of 34 months, assuming the employees and non-employees complete their service period required for vesting.

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

Lease Commitments

In February 2012, the Company entered into an operating lease for its then corporate headquarters in Flagstaff, Arizona, which expired in December 2019. In December 2019, we extended the lease for only the manufacturing facilities located in Flagstaff, Arizona, occupying a total of 7,632 square feet of space. The lease for these manufacturing facilities expired in December 2020.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 12 - Commitments and Contingencies – (continued)

Rent expense was $54 and $69 for the three months ended March 31, 2021 and 2020, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum finance lease payments as of March 31, 2021 are follows:

Years Ending December 31,	Finance Leases	Operating Lease
2021	43	142
2022	28	194
2023	-	198
2024	-	186
Total minimum lease payments	$71	$720

Finance Leases
Less: amounts representing interest (ranging from 11.43% to 14.68%)	$5
Present value of minimum lease payments	66
Less: current installments under finance lease obligations	52
Total long-term portion	$14

Note 13 - Subsequent Events

[Share Issuances for Services

On April 8, 2021, the Company issued 667 shares of common stock for service for restricted stock units that vested on that date.

On April 29, 2021, the Company net issued 20,284 shares of common stock for service for the net settlement of restricted stock units that vested on that date. The shares of common stock withheld were used to satisfy required withholding tax liability in connection with the vesting of shares.]

COVID-19

The travel and other restrictions that began in March 2020 in response to the COVID-19 global pandemic have resulted in a significant slowdown in our field studies and sales efforts. We were able to resume some projects by mid-year 2020, however, we still have delays on certain projects that might remain on hold until certain government restrictions are lifted. These continued delays have impacted our results of operations and could impact our results in future quarters. In addition, extended stay at home orders and other social distancing initiatives continue to severely limit our ability to communicate with current and potential commercial customers. The COVID-19 pandemic is also placing a significant budgetary burden on federal, state and local governments, which may impede or delay their ability to purchase our products.

The Company has evaluated subsequent events from the balance sheet date through May 14, 2021, the date at which the financial statements were issued, and determined that there were no other items that require adjustment to or disclosure in the financial statements.

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

Forward-Looking Statements

Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, notes to our condensed financial statements and elsewhere in this report are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and within the meaning of the safe-harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can often be identified by words such as: “expect,” “believe,” “estimate,” “plan,” “strategy,” “future,” “potential,” “continue,” “may,” “should,” “will,” and similar references to future periods. Examples include, among others, statements about:

●	The impacts and implications of the COVID-19 pandemic;

●	Our commercialization and promotion strategy and plans, including key elements to our business strategy, how we commercialize, our sales approach, the tools we use, our hiring and retention strategy; our areas and markets of focus, our pricing strategy, our strategic relationships and which geographic markets we target;

●	The success and effectiveness of our products;

●	Our seeking, obtaining or maintaining regulatory approvals for our product candidates;

●	Our expectations regarding the potential market size for our products and how the market may develop;

●	Our estimates or expectations related to our revenue, cash flow, expenses, operating results, capital requirements and need for additional financing;

●	Our ability, and the time required, to improve our cost structure and gross margins, and limit our cash burn;

●	Our plans for our business, including for research and development;

●	Our ability to enter into strategic arrangements and to achieve the expected results from such arrangements;

●	The adequacy of our facilities to meet our current needs;

●	The initiation, timing, progress and results of field studies and other studies and trials and our research and development programs;

●	Our financial performance, including our ability to fund operations;

●	Developments and projections relating to our projects, competitors and our industry, including legislative developments and impacts from those developments.

These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s, actual results to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A-“Risk Factors” of Part I of our Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the SEC on March 29, 2021, and Item 1A of Part II of this Form 10-Q, in each case entitled “Risk Factors,” and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Through March 31, 2021, we have received net proceeds of $89.3 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $1.0 million in net product sales. As of March 31, 2021, we had an accumulated deficit of $106.1 million and cash and cash equivalents of $15.2 million.

On April 15, 2020, the Company also received cash proceeds of $645,700 from the Paycheck Protection Program (or “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act. We used the proceeds from the PPP Loan to retain employees, maintain payroll and make lease, interest and utility payments.

We have incurred significant operating losses every year since our inception. Our net losses were $1.8 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

We will need additional funding in order to continue to fund our operations and achieve profitability and become cash flow positive and will continue to seek additional financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

While it is difficult to measure the effect and impact of the COVID-19 pandemic on revenue during the three months ended March 31, 2021, the travel and other restrictions that started in March 2020 resulted in a significant slowdown in our proof-of-concept field studies and sales efforts. While we were able to resume field studies in some important projects by mid-year 2020 and initially believed that we would re-start all our most significant field studies as we obtained limited waivers of certain travel bans, we still have delays on certain projects that might remain on hold until further lifting of government restrictions. These continued delays could impact our results in future quarters. Initially, we believed that pest control would continue through the pandemic as a necessity and we were and have been able to maintain our manufacturing with cautionary, best practices put in place. However, we have concerns about distributor, pest control operator and individual consumer spending as restrictive measures related to the pandemic continue. Extended stay at home orders across the world have impeded our ability to communicate with current and prospective customers, potentially reducing sales until the orders are lifted. In addition, federal, state and municipal budgets continue to be severely strained as a result of the pandemic. This may delay or impede their ability to make near term purchases of our products. While we have stocked certain long lead time inventory raw material ingredients, any prolonged impact on the suppliers we rely on for the purchase of these items by the COVID-19 pandemic could impact future manufacturing operations.

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

Other Income (Expense), Net

Other income (expense), net, consists primarily of any recognized gains or losses related to the sale of fixed assets. In 2021, other income also included the reversal of a payroll benefits accrual from 2019 that was reversed as the liability period had expired.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three months ended March 31, 2021, as well as for the year ended December 31, 2020, has been impacted by the full valuation allowance on the Company’s deferred tax assets.

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net operating losses we have incurred in each year in our history or for our generated research and development tax credits, due to the uncertainty regarding our ability to realize a benefit from these tax attributes. At March 31, 2021, the Company has federal and state net operating loss carryforwards of approximately $69.5 million and $56.1 million, respectively, not considering any potential IRC Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2032, unless previously utilized. Included in the $69.5 million of federal loss carryforwards are approximately $25.1 million of net operating losses that do not expire due to the tax law changes promulgated in conjunction with the Tax Cuts and Jobs Act of 2017.

Additionally, the utilization of the net operating loss carryforwards are subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code od 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383 results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not conducted an analysis of an ownership change under section 382. To the extent that a study is completed and an ownership change is deemed to occur, the Company’s net operating losses could be limited.

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	For the Three Months
	Ended March 31,
	2021	2020

Revenue:
Sales	$88	$37
Cost of sales	50	22
Gross profit	38	15

Operating expenses:
Research and development	455	296
Selling, general and administrative	1,422	2,045
Total operating expenses	1,877	2,341

Net operating loss	(1,839)	(2,326)

Other income (expense):
Interest income	2	2
Interest expense	(5)	(8)
Other income	21	15
Total other income	18	9

Net loss and comprehensive loss	(1,821)	(2,317)
Deemed dividend-warrant price protection-revaluation adjustment	-	414
Net loss attributable to common shareholders	$(1,821)	$(2,731)

Weighted average common shares outstanding - basic and fully diluted	8,137,038	1,611,304

Net loss per common share - basic and fully diluted	$(0.22)	$(1.69)

Sales

Sales, shown net of sales discounts and promotions, were $88,000 for the three months ended March 31, 2021, compared to $37,000 for the same period in 2020. Sales increased by $51,000 in the first three months of 2021 due, in part, to our implementation of an internet sales capability, augmenting our existing pull through sales strategy, where demand from the consumer market encourages, or pulls, resellers and pest management professionals to offer our products, as well as billings of $4,000 for customer product implementation services. These initiatives have shown initial promise. However, we believe the benefit has been offset by reduced sales, reflecting continued reduced spending by customers due to the COVID-19 pandemic.

Cost of Sales

Cost of sales was $50,000 or 56.8% of net sales for the three months ended March 31, 2021, compared to $22,000 or 59.5% of net sales for the three months ended March 31, 2020. The increase in cost of goods sold of $28,000 in 2021 is primarily due to higher sales volume. The decrease in cost of sales as a percentage of net sales was primarily due to the impact of customer product implementation billings. We continue to focus on manufacturing process improvement and efficiencies. We anticipate cost of goods sold as a percentage of sales will improve in the future due to manufacturing efficiencies as a result of scale-up activities.

Gross Profit

Gross profit for the three months ended March 31, 2021 was $38,000 or 43.2% of net sales, compared to a gross profit of $15,000 or 40.5% of net sales, for the same period in 2020. The increase in gross profit was a direct result of the impact of customer product implementation billings.

Research and Development Expenses

	Three Months Ended March 31,		Increase
	2021	2020	(Decrease)
	(in thousands)
Direct research and development expenses:
Personnel related (including stock-based compensation)	$232	$137	$95
Facility-related	20	42	(22)
Other	203	117	86
Total research and development expenses	$455	$296	$159

Research and development expenses were $455,000 for the three months ended March 31, 2021, compared to $296,000 for the same period in 2020. The $159,000 increase in research and development expenses was primarily due to an increase of $95,000 in personnel-related costs, including stock-based compensation expense, due to an increase in manufacturing and regulatory headcount to meet current and future demand.

Facility-related expenses decreased $22,000 due primarily to the expiration of a facility lease of 7,632 square feet of manufacturing space in Flagstaff, Arizona at December 31, 2020.

The increase in other research and development expenses of $86,000 in the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to increased expenses related to field and product improvement studies as well as increased annual EPA and state registrations. We also continue to develop our supply chain, particularly identifying and improving our sourcing of key ingredients for our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1.4 million for the three months ended March 31, 2021, as compared to approximately $2.0 million for the three months ended March 31, 2020. The decrease of $600,000 in selling, general and administrative expenses was primarily due to a decrease of $142,000 in net salary costs, a decrease of $28,000 in travel expenses, a $350,000 decrease in professional service fees, a $71,000 decrease in transfer agent fees and a $29,000 decrease in marketing expenses. The decrease in net salary costs of $142,000 was due primarily to a decrease in administration headcount in March 2020 to control expenses. The decrease in professional services expenses was primarily due to reduced legal expenses related to a litigation settlement incurred in the three months ended March 31, 2020 that were not incurred in the same period of 2021. The decrease in travel expenses was a direct result of COVID-19 travel restrictions put in place at the end of March 2020. Likewise, the pandemic continued to restrict access to trade shows and other marketing activities in the three months ended March 31, 2021, resulting in lower marketing expenses than the same period in 2020. The $71,000 decrease in transfer agent fees in the three months ended March 31, 2021 over the same period of 2020 was due to expenses related to a 20 for 1 reverse stock split effected by the Company in February 2020.

Interest Income/Expense, Net

We recorded interest expense, net of $3,000 for the three months ended March 31, 2020, as compared to interest expense, net of $6 for the same period in 2020. The $3,000 decrease in interest expense, net for the period was a result of decreased interest expense on certain notes payable and finance leases that expired after March 31, 2020.

Other Income (Expense)

Other income, net, was $21,000 for the three months ended March 31, 2021 as compared to $15,000 for the period ended March 31, 2020.  The $21,000 of other income, net for the three months ended March 31, 2021 represented a payroll benefits accrual from 2019 that was reversed as the liability period had expired. The $15,000 other income, net for the period ended March 31, 2020 represented recognized gains on the sale of fixed assets during the period.

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

Through March 31, 2021, we have received net proceeds of $89.3 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $1.0 million in net product sales. As of March 31, 2021, we had an accumulated deficit of $106.1 million and cash and cash equivalents of $15.2 million.

As discussed in Note 8 - Borrowings, of our Notes to Condensed Financial Statements, on April 15, 2020, the Company also received cash proceeds of $645,700 from the PPP of the Coronavirus Aid, Relief, and Economic Security Act. We used the proceeds from the PPP Loan to retain employees, maintain payroll and make lease, interest and utility payments.

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

Based upon our current operating plan, we expect that cash and cash equivalents at March 31, 2021, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 12 months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing and we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

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

In particular, we expect to incur substantial and increased expenses as we:

●	Work to maximize market acceptance for, and generate sales of, our products;

●	Manage the infrastructure for the sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

●	Continue the development of ContraPest and our other product candidates, including engaging in any necessary field studies;

●	Seek additional regulatory approvals for ContraPest and our other product candidates;

●	Scale up manufacturing processes and quantities to meet future demand of ContraPest and any other product candidates for which we receive regulatory approval;

●	Continue product development of ContraPest and advance our research and development activities and advance the research and development programs for other product candidates;

●	Maintain, expand and protect our intellectual property portfolio;

●	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company; and

●	Expand regulatory approvals for ContraPest, with an effort to make the product more user friendly and available for use in an increased number of applications.

We believe we will need additional financing to fund these continuing and additional expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$(2,015)	$(1,871)
Cash (used in) provided by investing activities	(63)	40
Cash provided by financing activities	13,600	1,387
Net increase (decrease) in cash and cash equivalents	$11,522	$(444)

Operating Activities.

During the three months ended March 31, 2021, operating activities used $2.0 million of cash, primarily resulting from our net loss of $1.8 million and by changes in our operating assets and liabilities of $424,000, offset by non-cash charges of $228,000, consisting primarily of stock-based compensation, depreciation and amortization. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2021 of $424,000 consisted primarily of a net decrease in accrued expenses and accounts payable of $283,000, an increase in prepaid expenses of $182,000 and an increase in accounts receivable of 2,000, offset by a decrease in inventory of $40,000 and a decrease in other assets of $3,000.

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

Investing Activities.

For the three months ended March 31, 2021, net cash used in investing activities was $63,000 due to the purchases of property, plant and equipment and construction in progress.

For the three months ended March 31, 2020, we generated $40,000 in net cash related to investing activities as a result of sales of fixed assets.

Financing Activities.

During the three months ended March 31, 2021, net cash provided by financing activities was $13.6 million as a result of $12.4 million in net proceeds from the issuance of common stock and net proceeds of $1.2 million from the exercise of warrants, offset by $17,000 of repayments related to notes payable and $13,000 in repayments of finance lease obligations.

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

We recorded stock-based compensation expense of approximately $155,000 and $151,000 for the three months ended March 31, 2021 and March 31, 2020, respectively. We expect to continue to grant stock options and other equity-based awards in the future and continue to recognize stock-based compensation expense in future periods.

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

	Three Months Ended March 31,
	2021	2020
Research and development	$2	$3
Selling, general and administrative	153	148
Total stock-based compensation expense	$155	$151

The intrinsic value of stock options outstanding as of March 31, 2021 was $0.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings in which we are involved, see Note 12 - Commitments and Contingencies under the subsection titled “Legal Proceedings” in our Notes to Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our 2020 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number		Filed or Furnished Herewith		Incorporated by Reference
	Description		Form	Filing Date	Exhibit	File No.
3.1	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation		10-K	3/29/2021	3.1	001-37941

3.2	Amended and Restated Bylaws		S-1	9/21/2016	3.5	333-213736

4.1	Form of Pre-Funded Warrant		8-K	2/2/2021	4.1	001-37941

4.2	Form of Warrant		8-K	2/2/2021	4.2	001-37941

4.3	Form of Placement Agent Warrant		8-K	2/2/2021	4.3	001-37941

4.4	Form of Placement Agent Warrant		8-K	3/23/2021	4.1	001-37941

10.1	Form of Securities Purchase Agreement, dated as of January 27, 2021		8-K	2/2/2021	10.1	001-37941

10.2	Form of Registration Rights Agreement, dated as of January 27, 2021		8-K	2/2/2021	10.2	001-37941

10.3	Form of Securities Purchase Agreement, dated as of March 19, 2021, between the Company and the purchasers thereto		8-K	3/23/2021	10.1	001-37941

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC. (Registrant)

Dated: May 14, 2021	By:	/s/ Kenneth Siegel
Kenneth Siegel
Chief Executive Officer

Dated: May 14, 2021	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer

