Form 10-Q
period 2021-06-30
SenesTech, Inc.
filed 2021-08-13
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of common stock outstanding as of August 13, 2021: 12,191,112

SENESTECH, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SENESTECH, INC.
CONDENSED BALANCE SHEETS
(In thousands, except shares and per share data)

	June 30,	December 31,
	2021	2020
ASSETS	(Unaudited)

Current assets:
Cash	$13,129	$3,643
Accounts receivable trade, net	74	25
Prepaid expenses	381	178
Inventory	969	945
Deposits	22	28
Total current assets	14,575	4,819

Right to use asset-operating leases	589	665
Property and equipment, net	471	538
Total assets	$15,635	$6,022

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt	$67	$98
Accounts payable	219	404
Accrued expenses	426	292
Total current liabilities	712	794

Long-term debt, net	-	673
Operating lease liability	599	671
Total liabilities	1,311	2,138

Commitments and contingencies (See note 12)	-	-

Stockholders' equity:

Common stock, $0.001 par value, 100,000,000 shares authorized, 12,185,496 and 5,099,512 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	12	5
Additional paid-in capital	122,073	108,119
Accumulated deficit	(107,761)	(104,240)
Total stockholders' equity	14,324	3,884

Total liabilities and stockholders' equity	$15,635	$6,022

The accompanying notes are an integral part of these financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue:
Sales	$160	$71	$248	$108
Cost of sales	119	43	169	65
Gross profit	41	28	79	43

Operating expenses:
Research and development	455	226	910	522
Selling, general and administrative	1,935	1,427	3,357	3,472
Total operating expenses	2,390	1,653	4,267	3,994

Net operating loss	(2,349)	(1,625)	(4,188)	(3,951)

Other income (expense):
Interest income	1	-	3	2
Interest expense	(3)	(7)	(8)	(15)
Payroll Protection Program loan forgiveness	650	-	650	-
Other income	1	3	22	18
Total other income	649	(4)	667	5

Net loss and comprehensive loss	(1,700)	(1,629)	(3,521)	(3,946)
Deemed dividend-warrant price protection-revaluation adjustment	-	-	-	414
Net loss attributable to common shareholders	$(1,700)	$(1,629)	$(3,521)	$(4,360)

Weighted average common shares outstanding - basic and fully diluted	12,178,754	2,760,875	10,169,061	2,186,089

Net loss per common share - basic and fully diluted	$(0.10)	$(0.59)	$(0.35)	$(1.99)

The accompanying notes are an integral part of these financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except shares and per share data)
(Unaudited)

For The Three Months Ended June 30, 2020 and 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, March 31, 2020	1,819,981	$2	$100,670	$(98,598)	$2,074

Stock based compensation	-	-	141	-	141
Issuance of common stock, sold for cash, net	145,586	-	4,306	-	4,306
Issuance of common stock upon exercise of warrants	1,428,722	1			1
Issuance costs of common stock for service	4,543	-	-	-	-
Net loss for the three months ended June 30, 2020	-	-	-	(1,629)	(1,629)

Balance, June 30, 2020	3,398,832	$3	$105,117	$(100,227)	$4,893

Balance, March 31, 2021	12,164,046	$12	$121,897	$(106,061)	$15,848

Stock based compensation	-	-	$182	-	182
Issuance of common stock upon exercise of warrants	499	-	11	-	11
Issuance costs of common stock for service	20,951	-	-	-	-
Payments for employee withholding taxes related to share based awards	-	-	(17)	-	(17)
Net loss for the three months ended June 30, 2021	-	-	-	(1,700)	(1,700)

Balance, June 30, 2021	12,185,496	$12	$122,073	$(107,761)	$14,324

For The Six Months Ended June 30, 2020 and 2021

Balance, December 31, 2019	1,414,671	$1	$98,433	$(95,867)	$2,567

Stock based compensation	-	-	291	-	291
Issuance of common stock, sold for cash, net	1,928,180	2	5,741	-	5,743
Issuance of common stock upon exercise of warrants	51,414	-	238	-	238
Issuance costs of common stock for services	4,543	-	-	-	-
Issuance of common stock for fractional shares-20-1 reverse split	24	-	-	-	-
Warrant antidilution price protection adjustment	-	-	414	-	414
Net loss for the six months ended June 30, 2020	-	-	-	(4,360)	(4,360)

Balance, June 30, 2020	3,398,832	$3	$105,117	$(100,227)	$4,893

Balance, December 31, 2020	5,099,512	$5	$108,119	$(104,240)	$3,884

Stock based compensation	-	-	337	-	337
Issuance costs of common stock for service	20,951	-	-	-
Issuance of common stock, sold for cash, net	6,163,854	6	12,415	-	12,421
Issuance of common stock upon exercise of warrants	901,179	1	1,219	-	1,220
Payments for employee withholding taxes related to share based awards	-	-	(17)	-	(17)
Net loss for the six months ended June 30, 2021	-	-	-	(3,521)	(3,521)

Balance, June 30, 2021	12,185,496	$12	$122,073	$(107,761)	$14,324

The accompanying notes are an integral part of these financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,521)	$(3,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151	148
Stock-based compensation	337	291
Paycheck Protection Program loan forgiveness	(648)	-
Paycheck Protection Program loan accrued interest forgiveness	(2)	-
Gain on sale of equipment	(1)	(18)
(Increase) decrease in current assets:
Accounts receivable - trade	(49)	(19)
Accounts receivable - other	-	123
Other assets	10	11
Prepaid expenses	(203)	(27)
Inventory	(24)	45
Increase (decrease) in current liabilities:
Accounts payable	(185)	375
Accrued expenses	134	(556)
Net cash used in operating activities	(4,001)	(3,573)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received on sale of property and equipment	1	44
Purchase of property and equipment	(84)	-
Net cash provided by (used in) investing activities	(83)	44

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	12,421	5,743
Proceeds from the issuance of notes payable	-	646
Repayments of notes payable	(28)	(29)
Repayments of finance lease obligations	(26)	(49)
Proceeds from the exercise of warrants	1,220	-
Payment of employee withholding taxes related to share based awards	(17)	-
Net cash provided by financing activities	13,570	6,311

NET CHANGE IN CASH	9,486	2,782
CASH AT BEGINNING OF PERIOD	3,643	1,936
CASH AT END OF PERIOD	$13,129	$4,718

SUPPLEMENTAL INFORMATION:
Interest paid	$8	$15
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of accrual in warrant exercise	$-	$238
Deemed dividend	$-	$414

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

We expect to continue to pursue regulatory approvals and amendments to the existing U.S. registration for ContraPest to broaden the marketability and use of ContraPest, and if ContraPest begins to generate sufficient revenue, regulatory approvals for additional jurisdictions beyond the United States. In certain cases, our EPA and state registrations require completion of additional testing and certifications even though we have received approval for the product or its labelling. We continue to seek to comply with these requirements.

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

Going Concern

Our financial statements as of June 30, 2021, December 31, 2020 and June 30, 2020 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm included in its opinion for the years ended December 31, 2020 and 2019 an explanatory paragraph referring to our net loss from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. If we encounter continued issues or delays in the commercialization of ContraPest, our prior losses and expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through additional financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.

Liquidity and Capital Resources

Since our inception, we have sustained significant operating losses in the course of our research and development and commercialization activities and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock. See Note 10 - Stockholders’ Deficit for a description of our public equity sales.

We have also raised capital through debt financing, consisting primarily of convertible notes and government loan programs, and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees.

Through June 30, 2021, we received net proceeds of $89.3 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $1.2 million in net product sales. As of June 30, 2021, we had an accumulated deficit of $107.8 million and cash and cash equivalents of $13.1 million.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1 - Organization and Description of Business – (continued)

Our ultimate success depends upon the outcome of a combination of factors, including: (i) successful commercialization of ContraPest and maintaining and obtaining regulatory approval of our products and product candidates; (ii) market acceptance, commercial viability and profitability of ContraPest and other products; (iii) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development; (v) the ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs. Based upon our current operating plan, we expect that cash and cash equivalents at June 30, 2021, in combination with anticipated revenue and additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 12 months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next 12 months, and we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2021, the Company’s operating results for the three and six months ended June 30, 2021 and 2020, and the Company’s cash flows for the six months ended June 30, 2021 and 2020. The accompanying financial information as of December 31, 2020 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 29, 2021. All amounts shown in these financial statements and accompanying notes are in thousands, except percentages and per share and share amounts.

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

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

Cash and Cash Equivalents

The Company considers money market fund investments to be cash equivalents. The Company had cash equivalents in the form of money market fund investment of $8,302 and $1,500 at June 30, 2021 and December 31, 2020, respectively, included in cash as reported.

Accounts Receivable-Trade

Accounts receivable-trade consist primarily of receivables from customers. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 at June 30, 2021 and December 31, 2020.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work in progress and finished goods. Raw materials are stocked to reduce the risk of impact on manufacturing for potential supply interruptions due to the COVID-19 pandemic or long lead times on certain ingredients.

Components of inventory are:

	June 30,	December 31,
	2021	2020
Raw materials	$936	$950
Work in progress	1	24
Finished goods	155	94
Total inventory	1,092	1,068
Less:
Reserve for obsolete	(123)	(123)
Total net inventory	$969	$945

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification 606 — Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Research and Development

Research, and development costs are expensed as incurred. Research and development expenses primarily consist of salaries and benefits for research and development employees, stock-based compensation, consulting fees, lab supplies, costs incurred related to conducting scientific trials and field studies, regulatory compliance costs, as well as manufacturing costs associated with process improvement and other research. Research and development expenses include an allocation of facilities related costs, including depreciation of equipment.

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

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

The stock-based compensation expense recorded for the three and six months ended June 30, 2021 and 2020, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Research and development	$-	$2	$2	$5
Selling, general and administrative	182	138	335	286
Total stock-based compensation expense	$182	$140	$337	$291

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. These deferred tax assets are subject to periodic assessments as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recorded which would increase the provision for income taxes. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. The Company currently maintains a full valuation allowance against its deferred tax assets.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. Only those benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities are recognized. Based on its evaluation, the Company has concluded there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of June 30, 2021 or December 31, 2020 and as such, no interest or penalties were recorded in income tax expense.

Comprehensive Loss

Net loss and comprehensive loss were the same for all periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying financial statements.

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the three and six months ended June 30, 2021 and 2020. Therefore, basic and diluted loss per share attributable to common stockholders are the same for each period presented.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	June 30,
	2021	2020
Common stock purchase warrants	4,553,234	2,504,597
Restricted stock units	667	1,334
Common stock options	1,069,661	155,489
Total	5,623,562	2,661,420

Adoption of New Accounting Standard:

The Company has considered all recently issued accounting pronouncements and has concluded that there are no recently issued accounting pronouncements that we believe may have a material impact on our unaudited condensed interim financial statements.

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

Note 4 - Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base, however the Company did identify a potentially uncollectable account at December 31, 2019 and maintained a reserve for this receivable balance of $123. At December 31, 2020, the account was deemed uncollectable and offset against the reserve. The Company did not have any potentially uncollectable account at June 30, 2021 or December 31, 2020 and therefore, did not record a reserve for uncollectable accounts at June 30, 2021 or December 31, 2020. The Company does not require collateral or other securities to support its accounts receivable.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 5 - Prepaid Expenses

Prepaid expenses consist of the following:

	June 30,	December 31,
	2021	2020
Director, officer and other insurance	$211	$18
NASDAQ fees	22	-
Legal retainer	25	25
Marketing programs and conferences	52	106
Professional services retainer	13	8
Rent	18	18
Engineering, software licenses and other	40	3
Total prepaid expenses	$381	$178

Note 6 - Property and Equipment

Property and equipment, net consist of the following:

	Useful	June 30,	December 31,
	Life	2021	2020
Research and development equipment	5 years	$1,425	$1,397
Office and computer equipment (1)	3 years	760	733
Autos	5 years	54	54
Furniture and fixtures	7 years	41	41
Leasehold improvements	*	108	283
Construction in progress		36	115
		2,424	2,623
Less accumulated depreciation and amortization		(1,953)	(2,085)
Total		$471	$538

*	Shorter of lease term or estimated useful life

(1)	In the three months ended and six months ended June 30, 2021, the Company received net proceeds of less than $1 in the sale of research and development equipment resulting in gains on the sale of these assets of less than $1. In the three months ended and six months ended June 30, 2020, the Company received net proceeds of $4 and $40 in the sale of research and development equipment and office and computer equipment, respectively, resulting in a gain on the sale of these assets of $3 and $18 for the three months ended and six months ended June 30, 2020, respectively.

Depreciation and amortization expense was approximately $78 and $71 for the three months ended June 30, 2021 and 2020, respectively, and $151 and $148 for the three months ended June 30, 2021 and 2020, respectively.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
Compensation and related benefits	$418	$218
Board Compensation	-	3
Personal property and franchise tax	-	57
Other	8	14
Total accrued expenses	$426	$292

Note 8 - Borrowings

A summary of the Company’s borrowings, including finance lease obligations, is as follows:

	June 30,	December 31,
	2021	2020
Short-term debt:
Current portion of long-term debt	67	98
Total short-term debt	$67	$98
Long-term debt:
Finance lease obligations	$53	$79
Other promissory notes	14	692
Total	67	771
Less: current portion of long-term debt	(67)	(98)
Total long-term debt	$-	$673

Finance Lease Obligations

Finance lease obligations at June 30, 2021 are for manufacturing equipment leased through ENGS Commercial Finance Co. This finance lease expires on April 18, 2022 and carries an interest rate of 11.4%.

Other Promissory Notes

Also included in the table above are notes payable to Direct Capital and Fidelity Capital for the financing of manufacturing and computing fixed assets. These notes expire at various dates through June 2022 and carry interest rates ranging from 13.1% to 13.3%.

On June 18, 2021, the Company received notification from BMO Harris Bank National Association as the lender in a promissory note pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), that a loan to the Company under this program in the amount of $646 was forgiven in full under the terms of the program. The forgiveness of this note and related interest was recorded as other income on the Condensed Statements of Operations and Comprehensive Loss for the quarter ended June 30, 2021.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of June 30, 2021 as follows:

					Balance				Balance				Balance
Issue Date	Warrant Type	Term Date	Exercise Price		December 31, 2019	Issued	Exercised	Expired	December 31, 2020	Issued	Exercised	Expired	June 30, 2021

2016 and prior	Various	Various-2020/2021	Various		17,059	-	(9,375)	(7,684)	-	-	-	-	-

November 21,2017	Common Stock Offering Warrants	November 21, 2022	$1.3659	(1)	143,501	-		-	143,501	-	-	-	143,501

November 21,2017	Dealer Manager Warrants	November 21, 2022	$30.00		47,250	-	(47,250)	-	-	-	-	-	-

June 20,2018	Warrant Reissue	December 20, 2023	$36.40		56,696	-	-	-	56,696	-	-	-	56,696

August 13,2018	Rights Offering Warrants	July 25, 2023	$23.00		202,943	-	-	-	202,943	-	499	-	202,444

August 13,2018	Dealer Manager Warrants	August 13, 2023	$34.50		13,393	-	-	-	13,393	-	-	-	13,393

July 16,2019	Dealer Manager Warrants	July 11, 2024	$33.75		8,334	-	-	-	8,334	-	-	-	8,334

January 28,2020	Registered Direct Offering	July 28,2025	$9.00		-	177,500	-	-	177,500	-	-	-	177,500

January 28,2020	Dealer Manager Warrants	July 28,2025	$10.00		-	13,315	-	-	13,315	-	-	-	13,315

March 6,2020	Registered Direct Offering	September 8,2025	$2.88		-	176,372	(176,372)	-	-	-	-	-	-

March 6,2020	Dealer Manager Warrants	March 4,2025	$3.76		-	13,228	-	-	13,228	-	-	-	13,228

April 21,2020	Dealer Manager Warrants	April 21,2025	$3.97		-	118,073	-	-	118,073	-	-	-	118,073

April 24,2020	Registered Direct Offering	April 24,2025	$3.05		-	1,574,308	(1,524,308)	-	50,000	-	-	-	50,000

October 26, 2020	Private Warrant Inducement	April 27,2026	$1.73		-	1,700,680			1,700,680	-	(700,680)	-	1,000,000

October 26, 2020	Dealer Manager Warrants	April 27,2026	$2.16		-	85,034			85,034	-	-	-	85,034

February 2, 2021	Private Placement Agreement	August 2,2026	$2.216		-	-	-	-	-	2,194,427			2,194,427

February 2, 2021	Dealer Manager Warrants	August 2,2026	$2.848		-	-	-	-	-	329,164			329,164

March 23, 2021	Dealer Manager Warrants	March 23, 2026	$2.50		-	-	-	-	-	148,125			148,125

					489,176				2,582,697				4,553,234

(1)	The initial exercise price of these warrants was $30.00 per share. Pursuant to antidilution price adjustment protection contained within these warrants, the initial exercise price of these warrants was adjusted downward to $29.40 on July 24, 2018, the record date of the Right’s Offering and downward to $19.00 per share on August 13, 2018. These warrants were further adjusted downward from $19.00 to $7.13 and to $2.1122 on January 28, 2020 and March 4, 2020, respectively, in connection with separate Registered Direct Offerings. These warrants were further adjusted downward from $2.1122 to $1.3659 on October 26, 2020 in connection with a Registered Direct Offering. These warrants are subject to further adjustment pursuant to antidilution price adjustment protection.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

Outstanding Warrants

As of June 30, 2021, we had 4,553,234 shares of common stock issuable upon exercise of outstanding common stock warrants, at a weighted-average exercise price of $3.984 per share.

On November 21, 2017, the Company issued a total of 232,875 detachable common stock warrants issued with the second public offering of 293,000 shares of its common stock at $20.00 per share. The common stock warrant is exercisable until five years from the date of grant. The common shares of the Company’s stock and detachable warrants exist independently as separate securities. As such, the Company estimated the fair value of the common stock warrants, exercisable at $30.00 per share, to be $661 using a lattice model based on the following significant inputs: common stock price of $20.00; comparable company volatility of 73.8%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 1.87%. The initial exercise price of these warrants was $30.00 per share, which adjusted downward to $29.40 on July 24, 2018, the record date of the Right’s Offering and downward to $19.00 per share on August 13, 2018, the date of the Rights Offering, pursuant to antidilution price adjustment protection contained within these warrants. The exercise price of the warrants was adjusted downward to $7.13 on January 28, 2020 in connection with a private placement of common stock. Per guidance of Accounting Standards Codification (“ASC”) 260, the Company recorded a deemed dividend of $285 on the 143,501 unexercised warrants that contained this antidilution price adjustment protection provision and was calculated as the difference between the fair value of the warrants immediately prior to downward exercise price adjustment and immediately after the adjustment using a Black Scholes model based on the following significant inputs: on January 28, 2020, common stock price of $7.90; comparable company volatility of 73.8%; remaining term 2.82 years; dividend yield of 0% and risk-free interest rate of 1.45%.

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

Common Stock

The Company had 12,185,496 and 5,099,512 shares of common stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.

During the six months ended June 30, 2021, the Company issued 7,085,984 shares of common stock as follows:

●	an aggregate of 4,388,854 shares in connection with a private placement offering and exercise of pre-funded warrants issued in connection with the offering, generating net proceeds to the Company in February 2021 of approximately $8,898, as further described below;

●	an aggregate of 1,975,000 shares in connection with a registered direct offering generating net proceeds to the Company in March 2021 of approximately $3,523, as further described below;

●	an aggregate of 701,179 shares in connection with the exercise of common stock warrants in March and June 2021, generating net proceeds to the Company of approximately $1,220, as further described below; and

●	an aggregate of 20,951 shares for service as a result of the vesting of restricted stock units.

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

On March 19, 2021 and June 22, 2021, the Company issued an aggregate of 700,680 and 499 shares of commons stock for the exercise of certain warrants, respectively. The net proceeds to the Company for these exercises was $1,220.

Note 11 - Stock-based Compensation

On June 24, 2021, the Company’s stockholders, at its 2021 annual meeting of stockholders, approved an amendment to the SenesTech, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) to increase the number of shares of common stock available for issuance under the 2018 Plan by 3,000,000 shares.

Stock Options

Stock options are generally issued with a per share exercise price equal to no less than fair market value of our common stock on the date of grant. Options granted under the 2018 Plan generally vest over a twelve- to 36-month period coinciding with their respective service periods. Options under the 2018 Plan generally have a term of five years. Certain stock options provide for accelerated vesting upon a change in control.

As of June 30, 2021, the Company had 2,856,259 shares of common stock available for issuance under the 2018 Plan.

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

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the six months ended June 30, 2021 were as follows:

Expected volatility	96.5%
Expected dividend yield	—
Expected term (in years)	2.99
Risk-free interest rate	0.44%

The weighted average grant date fair value of options granted during the six months ended June 30, 2021 was $0.98 per share, as per the table above.

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

The following table summarizes the stock option activity for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2020	496,471	$8.63	3.9	$—
Granted	575,565	$1.65	4.8	$—
Exercised	—	$—	—	$—
Forfeited	(2,375)	$—	—	$—
Expired	—	$—	—	$—
Outstanding at June 30, 2021	1,069,661	$4.73	2.3	$—
Exercisable at June 30, 2021	386,489	$9.05	2.1	$—

(1)	The aggregate intrinsic value in the table was calculated based on the difference between the estimated fair market value of the Company’s stock and the exercise price of the underlying options. The estimated stock values used in the calculation were $1.73 and $1.61 per share for the year ended December 31, 2020 and the six months ended June 30, 2021, respectively.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2021:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2020	32,072	$2.01
Granted	—	$—
Vested	(31,405)	$1.97
Forfeited	—	$—
Outstanding as of June 30, 2021	667	$1.80

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Stock-based Compensation – (continued)

The stock-based compensation expense was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Research and development	$-	$2	$2	$5
Selling, general and administrative	182	138	335	286
Total stock-based compensation expense	$182	$140	$337	$291

The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.

At June 30, 2021, the total compensation cost related to restricted stock units and unvested options not yet recognized was $999, which will be recognized over a weighted average period of 35 months, assuming the employees and non-employees complete their service period required for vesting.

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

On November 16, 2016, we leased an additional 1,954 square feet of manufacturing, research and development space, also in Flagstaff. This lease expired on November 15, 2018 but was extended for an additional 24 months, through November 2020. A subsequent amendment to the lease allows for the Company to cancel the lease at any time through the lease term with 30 days’ notice. The Company provided a 30-day cancellation notice effective February 2020.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 12 - Commitments and Contingencies – (continued)

Rent expense was $111 and $132 for the six months ended June 30, 2021 and 2020, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum finance lease payments as of June 30, 2021 are follows:

Years Ending December 31,	Finance Leases	Operating Lease
2021	28	95
2022	28	194
2023	-	198
2024	-	186
Total minimum lease payments	$56	$673

Finance Leases
Less: amounts representing interest (ranging from 11.43% to 14.68%)	$3
Present value of minimum lease payments	53
Less: current installments under finance lease obligations	53
Total long-term portion	$-

Note 13 - Subsequent Events

On July 15, 2021, the Company issued 5,616 shares of common stock in connection with the exercise of common stock warrants generating net proceeds to the Company of approximately $8.

COVID-19

The travel and other restrictions that began in March 2020 in response to the COVID-19 global pandemic resulted in a significant slowdown in our field studies and sales efforts. We were able to resume some projects by mid-year 2020, however, we still have delays on certain projects that might remain on hold until businesses and government entities return to more normal operations. These continued delays have impacted our results of operations and could impact our results in future quarters. In addition, extended stay at home orders and other social distancing initiatives severely limited our ability to communicate with current and potential commercial customers. While many restrictions were lifted during our second fiscal quarter of 2021, we have not returned to full scope pre-pandemic activities, and are uncertain as to when or if, with potential further restrictions, that may occur. The COVID-19 pandemic is also placing a significant budgetary burden on federal, state and local governments, which may impede or delay their ability to purchase our products.

The Company has evaluated subsequent events from the balance sheet date through August 13, 2021, the date at which the financial statements were issued, and determined that there were no other items that require adjustment to or disclosure in the financial statements.

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

Forward-Looking Statements

Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, notes to our condensed financial statements and elsewhere in this report are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and within the meaning of the safe-harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can often be identified by words such as: “expect,” “believe,” “estimate,” “plan,” “strategy,” “future,” “potential,” “continue,” “may,” “should,” “will,” and similar references to future periods. Examples include, among others, statements about:

●	The impacts and implications of the COVID-19 pandemic;

●	Our commercialization and promotion strategy and plans, including key elements of our business strategy, how we commercialize, our sales approach, the tools we use, our hiring and retention strategy; our areas and markets of focus, our pricing strategy, our strategic relationships and which geographic markets we target;

●	The success and effectiveness of our products;

●	Our seeking, obtaining or maintaining regulatory approvals for our products and product candidates;

●	Our expectations regarding the potential market size for our products and how the market may develop;

●	Our estimates or expectations related to our revenue, cash flow, expenses, operating results, capital requirements and need for additional financing;

●	Our ability to, and the expected benefits of, improving our cost structure and gross margins, and limiting our cash burn;

●	Our plans for our business, including for research and development;

●	Our ability to enter into strategic arrangements and to achieve the expected results from such arrangements;

●	The adequacy of our facilities to meet our current needs;

●	The initiation, timing, progress and results of field studies and other studies and trials and our research and development programs;

●	Our financial performance, including our ability to fund operations; and

●	Developments and projections relating to our projects, competitors and our industry, including legislative developments and impacts from those developments.

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

Through June 30, 2021, we have received net proceeds of $89.3 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $1.2 million in net product sales. As of June 30, 2021, we had an accumulated deficit of $107.8 million and cash and cash equivalents of $13.1 million.

On June 18, 2021, the Company received notification from BMO Harris Bank National Association as the lender in a promissory note pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), that a loan to the Company under this program in the amount of $645,700 was forgiven in full under the terms of the program. This loan was originally granted and funded on April 15, 2020.

We have incurred significant operating losses every year since our inception. Our net losses were $1.7 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, and $3.5 million and $4.4 million for the six months ended June 30, 2021 and 2020, respectively. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

We will need additional funding in order to continue to fund our operations and achieve profitability and become cash flow positive and will continue to seek additional financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

While it is difficult to measure the effect and impact of the COVID-19 pandemic on revenue during the six months ended June 30, 2021 and June 30, 2020, the travel and other restrictions that started in March 2020 resulted in a significant slowdown in our proof-of-concept field studies and sales efforts. While we were able to resume field studies in some important projects by mid-year 2020 and initially believed that we would re-start all our most significant field studies as we obtained limited waivers of certain travel bans, we still have delays on certain projects that might remain on hold until certain businesses and government entities return to more normal operations. Continued delays or new restrictions on travel or operations as a result of new outbreaks and variants could impact our results in future quarters. Initially, we believed that pest control would continue through the COVID-19 pandemic as a necessity and we were and have been able to maintain our manufacturing with cautionary, best practices put in place. However, we have concerns about distributor, pest control operator and individual consumer spending as restrictive measures related to the COVID-19 pandemic continue. Extended stay at home orders across the world, whether imposed by governments or individual businesses, have impeded our ability to communicate with current and prospective customers, potentially reducing sales until the orders are lifted. In addition, federal, state and municipal budgets continue to be severely strained as a result of the COVID-19 pandemic. This may delay or impede their ability to make near term purchases of our products. While we have stocked certain long lead time inventory raw material ingredients, any prolonged impact on the suppliers we rely on for the purchase of these items by the COVID-19 pandemic could impact future manufacturing operations.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the six months ended June 30, 2021, as well as for the year ended December 31, 2020, has been impacted by the full valuation allowance on the Company’s deferred tax assets.

The Company has not recorded any U.S. federal or state income tax benefits for our net operating losses incurred since inception or for our research and development tax credits generated to date, due to the uncertainty regarding our ability to realize a benefit from these tax attributes in the future. Based on tax return activity through December 31, 2020, the Company has federal and state net operating loss carryforwards of approximately $69.5 million and $56.1 million, respectively, not considering any potential Internal Revenue Code of 1986 (“IRC”) Section 382 annual limitation discussed below. The Company is accruing additional net operating losses in calendar year 2021, which will be added to the carryover net operating loss balance once the current year is completed. The federal loss carryforwards begin to expire in 2029, unless previously utilized. The state loss carryforwards begin to expire in 2032, unless previously utilized. Included in the $69.5 million of federal loss carryforwards are approximately $25.1 million of net operating losses that do not expire due to the tax law changes promulgated in conjunction with the Tax Cuts and Jobs Act of 2017.

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

During the current quarter, the Company received notification that a loan to the Company under the Paycheck Protection Program (the “PPP”) in the amount of $646 thousand was forgiven in full pursuant to the PPP program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Section 1106(i) of the CARES Act specifically requires taxpayers to exclude canceled indebtedness from PPP loans from gross income, and accordingly, the debt forgiveness amount is nontaxable to the Company. Subsequent to the passage of the CARES Act, the IRS issued Notice 2020-32, which precludes a deduction for an expense that would otherwise be deductible if the payment results in the forgiveness of a loan, thereby preventing entities from claiming a double tax benefit on the qualifying expenses for PPP loans. On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was signed into law, which reverses existing IRS guidance provided in Notice 2020-32 by allowing taxpayers to fully deduct any business expenses, regardless of whether the expense was paid for using forgiven PPP loan proceeds. None of the other provisions of the CARES Act or CAA had a material impact to the Company’s tax accounts.

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue:
Sales	$160	$71	$248	$108
Cost of sales	119	43	169	65
Gross profit	41	28	79	43

Operating expenses:
Research and development	455	226	910	522
Selling, general and administrative	1,935	1,427	3,357	3,472
Total operating expenses	2,390	1,653	4,267	3,994

Net operating loss	(2,349)	(1,625)	(4,188)	(3,951)

Other income (expense):
Interest income	1	-	3	2
Interest expense	(3)	(7)	(8)	(15)
Payroll Protection Program loan forgiveness	650	-	650	-
Other income	1	3	22	18
Total other income	649	(4)	667	5

Net loss and comprehensive loss	(1,700)	(1,629)	(3,521)	(3,946)
Deemed dividend-warrant price protection-revaluation adjustment	-	-	-	414
Net loss attributable to common shareholders	$(1,700)	$(1,629)	$(3,521)	$(4,360)

Weighted average common shares outstanding - basic and fully diluted	12,178,754	2,760,875	10,169,061	2,186,089

Net loss per common share - basic and fully diluted	$(0.10)	$(0.59)	$(0.35)	$(1.99)

Sales

Sales, shown net of sales discounts and promotions, were $160,000 for the three months ended June 30, 2021, compared to $71,000 for the same period in 2020. Sales increased by $89,000 in the three months ended June 30, 2021 due, in part, to the continued focus on of our internet sales initiatives, augmenting our existing pull through sales strategy, where demand from the consumer market encourages, or pulls, resellers and pest management professionals to offer our products, as well as enhanced strategic partnerships and collaborations with key distributors and PMPs. While these initiatives continue to progress, we believe the benefits of these initiatives continue to be impacted by reduced spending by customers due to the COVID-19 pandemic.

Cost of Sales

Cost of sales was $119,000 or 74.4% of net sales for the three months ended June 30, 2021, compared to $43,000 or 60.6% of net sales for the three months ended June, 2020. The increase in cost of goods sold of $76,000 in 2021 is primarily due to higher sales volume as well as an increase in manufacturing scrap associated with manufacturing scale up activities. The increase in cost of sales as a percentage of net sales was primarily due to the impact of increased new customer sales incentives during the quarter ended June 30, 2021.

We continue to focus on manufacturing process improvement and efficiencies. We anticipate cost of goods sold as a percentage of sales will improve in the future due to manufacturing efficiencies as a result of scale-up activities.

Gross Profit

Gross profit for the three months ended June 30, 2021 was $41,000 or 25.6% of net sales, compared to a gross profit of $28,000 or 39.4% of net sales, for the same period in 2020. The decrease in gross profit was a direct result of the impact of increased new customer sales incentives during the quarter ended June 30, 2021.

Research and Development Expenses

	Three Months Ended June 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Direct research and development expenses:
Personnel related (including stock-based compensation)	$241	$82	$159
Facility-related	26	55	(29)
Other	188	89	99
Total research and development expenses	$455	$226	$229

Research and development expenses were $455,000 for the three months ended June 30, 2021, compared to $226,000 for the same period in 2020. The $229,000 increase in research and development expenses was primarily due to an increase of $159,000 in personnel-related costs, including stock-based compensation expense, due to an increase in headcount.

Facility-related expenses decreased $29,000 for the three months ended June 30, 2021, compared to the three months ended June 20, 2020, due primarily to the expiration of a facility lease of 7,632 square feet of manufacturing space in Flagstaff, Arizona at December 31, 2020.

The increase in other research and development expenses of $99,000 in the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to increased expenses related to field and regulatory compliance studies. We also continue to improve our manufacturing process and formulation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1.9 million for the three months ended June 30, 2021, as compared to approximately $1.4 million for the three months ended June 30, 2020. The increase of $500,000 in selling, general and administrative expenses was primarily due to an increase of $417,000 in net salary costs, $55,000 of travel and entertainment expenses and $53,000 in marketing programs, offset be a decrease of $37,000 in professional service expenses. The increase in net salary costs of $417,000 was due primarily to incentive bonuses to employees of $130,000 in May 2021, severance expense for the elimination of personnel related to in-house marketing programs in June 2021, the hiring of the Chief Strategy Officer in May 2021, and $40,000 of increased stock compensation due to the issuance of certain common stock option awards.

The increase in travel expenses was a direct result of eased COVID-19 travel restrictions that were put in place at the end of March 2020. The $53,000 increase in marketing expenses is a result of costs associated with rebranding activities to highlight the commercial focus of the Company and on-line marketing program expansion in the three months ended June 30, 2021. The decrease in professional services expenses was primarily due to reduced legal expenses related to a litigation settlement incurred in the three months ended June 30, 2020 that were not incurred in the same period of 2021.

Interest Income/Expense, Net

We recorded interest expense, net of $2,000 for the three months ended June 30, 2021, as compared to interest expense, net of $7,000 for the same period in 2020. The $5,000 decrease in interest expense, net for the period was a result of decreased interest expense on certain notes payable and finance leases that expired after June 30, 2020.

Paycheck Protection Program Loan Forgiveness

PPP loan forgiveness income for the three months ended June 30, 2021 represents the forgiveness of a promissory note pursuant to the PPP under the CARES Act, that the Company secured under this program.

Other Income (Expense)

Other income, net, was $1,000 for the three months ended June 30, 2021 as compared to $3,000 for the same period in 2020. The $2,000 decrease of other income, net for the three months ended June 30, 2021 was due to recognized gains on the sale of fixed assets during the three months ended June 30, 2020.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020:

Sales

Sales, shown net of sales discounts and promotions, were $248,000 for the six months ended June 30, 2021, compared to $108,000 for the same period in 2020. Sales increased by $140,000 in the six months ended June 30, 2021 due, in part, to the continued focus on of our internet sales initiatives, augmenting our existing pull through sales strategy, where demand from the consumer market encourages, or pulls, resellers and pest management professionals to offer our products, as well as enhanced strategic partnerships and collaborations with key distributors and PMPs. We believe the benefits of these initiatives continue to be impacted by reduced spending by customers due to the COVID-19 pandemic.

Cost of Sales

Cost of sales was $169,000 or 68.1% of net sales for the six months ended June 30, 2021, compared to $65,000 or 60.2% of net sales for the six months ended June 30, 2020. The increase in cost of goods sold of $104,000 in the six months ended June 30, 2021 is primarily due to higher sales volume as well as an increase in manufacturing scrap associated with manufacturing scale up activities. The increase in cost of sales as a percentage of net sales was primarily due to the impact of increased new customer sales incentives during the six months ended June 30, 2021 as well as the increased manufacturing scrap noted above.

We continue to focus on manufacturing process improvement and efficiencies. We anticipate cost of goods sold as a percentage of sales will improve in the future due to manufacturing efficiencies as a result of scale-up activities.

Gross Profit

Gross profit for the three months ended June 30, 2021 was $79,000 or 31.9% of net sales, compared to a gross profit of $43,000 or 39.8% of net sales for the same period in 2020. The decrease in gross profit was a direct result of the impact of increased new customer sales incentives during the six months ended June 30, 2021 as well as the increased manufacturing scrap discussed above.

Research and Development Expenses

	Six Months Ended June 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Direct research and development expenses:
Personnel related (including stock-based compensation)	$475	$221	$254
Facility-related	46	79	(33)
Other	389	222	167
Total research and development expenses	$910	$522	$388

Research and development expenses were $910,000 for the six months ended June 30, 2021, compared to $522,000 for the same period in 2020. The $388,000 increase in research and development expenses was primarily due to an increase of $254,000 in manufacturing personnel-related costs relative to the second quarter of 2020, which was impacted by the COVID-19 pandemic, in addition to increases in manufacturing and regulatory headcount to meet current and future demand.

Facility-related expenses decreased $33,000 for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, due primarily to the expiration of a facility lease of 7,632 square feet of manufacturing space in Flagstaff, Arizona at December 31, 2020.

The increase in other research and development expenses of $167,000 in the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to increased expenses related to field and regulatory compliance studies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $3.4 million for the six months ended June 30, 2021, as compared to approximately $3.5 million for the six months ended June 30, 2020. The decrease of $100,000 in selling, general and administrative expenses was primarily due to a decrease of $357,000 in professional service expenses and a decrease in transfer agent fees of $62,000 offset by an increase of $267,000 in net salary costs, $31,000 in marketing programs and $27,000 of travel and entertainment expenses. The decrease in professional services expenses was primarily due to reduced legal expenses related to a litigation settlement incurred in the six months ended June 30, 2020 that were not incurred in the same period of 2021. The $62,000 decrease in transfer agent fees in the six months ended June 30, 2021 over the same period of 2020 was due to expenses related to a 20-for-1 reverse stock split effected by the Company in February 2020. The increase in net salary costs of $267,000 was due primarily to incentive bonuses to employees of $130,000 in May 2021, severance expense for the elimination of in-house marketing programs in June 2021, $40,000 of increased stock compensation due to the issuance of certain common stock option awards and the hiring of the Chief Strategy Officer in May 2021. The $31,000 increase in marketing expenses is a result of costs associated with rebranding activities to highlight the commercial focus of the Company and on-line marketing program expansion in the six months ended June 30, 2021. The $27,000 increase in travel expenses was a direct result of eased COVID-19 travel restrictions that were put in place at the end of March 2020.

Interest Income/Expense, Net

We recorded interest expense, net of $5,000 for the six months ended June 30, 2021, as compared to interest expense, net of $13,000 for the same period in 2020. The $8,000 decrease in interest expense, net for the period was a result of decreased interest expense on certain notes payable and finance leases that expired after June 30, 2020.

Paycheck Protection Program Loan Forgiveness

PPP loan forgiveness income for the six months ended June 30, 2021 represents the forgiveness of a promissory note pursuant to the PPP under the CARES Act that the Company secured under this program.

Other Income (Expense)

Other income, net, was $22,000 for the six months ended June 30, 2021 as compared to $18,000 for the period ended June 30, 2020.  Other income, net for the six months ended June 30, 2021 primarily represented a payroll benefits accrual from 2019 that was reversed as the liability period had expired. The $18,000 other income, net for the six month period ended June 30, 2020 represented recognized gains on the sale of fixed assets during the period.

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

Through June 30, 2021, we have received net proceeds of $89.3 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $1.2 million in net product sales. As of June 30, 2021, we had an accumulated deficit of $107.8 million and cash and cash equivalents of $13.1 million.

As discussed in Note 8 - Borrowings, of our Notes to Condensed Financial Statements, on April 15, 2020, the Company also received cash proceeds of $645,700 from the PPP of the Coronavirus Aid, Relief, and Economic Security Act. We used the proceeds from the PPP loan to retain employees, maintain payroll and make lease, interest and utility payments. This loan was fully forgiven, under terms of the PPP, on June 14, 2021.

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

Based upon our current operating plan, we expect that cash and cash equivalents at June 30, 2021, in combination with anticipated revenue and additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 12 months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next 12 months, and we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

Additional Funding Requirements

We expect our expenses to continue or increase in connection with our ongoing activities, particularly as we focus on marketing and sales of ContraPest. Further, the COVID-19 pandemic will likely continue to delay completion of field studies and achievement of sales, which will further increase our need for financing. In addition, we will continue to incur costs associated with operating as a public company.

In particular, we expect to incur substantial and increased expenses as we:

●	Work to maximize market acceptance for, and generate sales of, our products;

●	Manage the infrastructure for the sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

●	Continue the development of ContraPest and our other product candidates, including engaging in any necessary field studies;

●	Seek additional, and to maintain, regulatory approvals for ContraPest and our other product candidates;

●	Scale up manufacturing processes and quantities to meet future demand of ContraPest and any other product candidates for which we receive regulatory approval;

●	Continue product development of ContraPest and advance our research and development activities and advance the research and development programs for other product candidates;

●	Maintain, expand and protect our intellectual property portfolio;

●	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company; and

●	Expand regulatory approvals for ContraPest, with an effort to make the product more user friendly and available for use in an increased number of applications.

We believe we will need additional financing to fund these continuing and additional expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(4,001)	$(3,573)
Cash (used in) provided by investing activities	(83)	44
Cash provided by financing activities	13,570	6,311
Net increase in cash and cash equivalents	$9,486	$2,782

Operating Activities.

During the six months ended June 30, 2021, operating activities used $4.0 million of cash, primarily resulting from our net loss of $3.5 million, changes in our operating assets and liabilities of $317,000 and by non-cash charges of $163,000, consisting primarily of stock-based compensation, depreciation and amortization, offset by the Paycheck Protection Program loan forgiveness during the period. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2021 of $317,000 consisted primarily of a net decrease in accrued expenses and accounts payable of $51,000, an increase in prepaid expenses of $203,000, an increase in inventory of $24,000 and an increase in accounts receivable of $49,000, offset by a decrease in other assets of $10,000.

During the six months ended June 30, 2020, operating activities used $3.6 million of cash, primarily resulting from our net loss of $4.0 million and by changes in our operating assets and liabilities of $48,000, offset by non-cash charges of $421,000, consisting primarily of stock-based compensation, depreciation and amortization. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2020, consisted primarily of a net decrease in accrued expenses and accounts payable of $181,000 and an increase in prepaid expenses of $27,000 offset by a decrease in inventory of $45,000, a decrease in receivables of $104,000 and a decrease in other assets of $11,000.

Investing Activities.

For the six months ended June 30, 2021, net cash used in investing activities was $83,000 due to the purchases of property, plant and equipment and increases in construction in progress.

For the six months ended June 30, 2020, net cash provided by investing activities was $44,000 due to the sale of property and equipment.

Financing Activities.

During the six months ended June 30, 2021, net cash provided by financing activities was $13.6 million as a result of $12.4 million in net proceeds from the issuance of common stock and net proceeds of $1.2 million from the exercise of warrants, offset by $26,000 related to payments of finance lease obligations, $28,000 related to repayments of notes payable and $17,000 for the payment of employee withholding taxes related to share based awards.

During the six months ended June 30, 2020, net cash provided by financing activities was $6.3 million as a result of $5.7 million in net proceeds from the issuance of common stock and net proceeds of $646,000 from the issuance of a promissory note pursuant to the Paycheck Protection Program, offset by $29,000 of repayments related to notes payable and $49,000 in repayments of finance lease obligations.

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

We recorded stock-based compensation expense of approximately $182,000 and $140,000 for the three months ended June 30, 2021 and June 30, 2020, respectively, and approximately $337,000 and $291,000 for the six months ended June 30, 2021 and June 30, 2020, respectively. We expect to continue to grant stock options and other equity-based awards in the future and continue to recognize stock-based compensation expense in future periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Research and development	$-	$2	$2	$5
Selling, general and administrative	182	138	335	286
Total stock-based compensation expense	$182	$140	$337	$291

The intrinsic value of stock options outstanding as of June 30, 2021 was $0.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we intend to comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.  We will cease to be an emerging growth company at the end of 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings in which we are involved, see Note 12 - Commitments and Contingencies under the subsection titled “Legal Proceedings” in our Notes to Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

We have not made material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number		Filed or Furnished Herewith		Incorporated by Reference
	Description		Form	Filing Date	Exhibit	File No.
3.1	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation		10-K	3/29/2021	3.1	001-37941

3.2	Amended and Restated Bylaws, as amended by Amendment No. 1	X

10.1+	2018 Equity Incentive Plan, as amended	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC. (Registrant)

Dated: August 13, 2021	By:	/s/ Kenneth Siegel
Kenneth Siegel
Chief Executive Officer

Dated: August 13, 2021	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer