Form 10-Q
period 2021-09-30
SenesTech, Inc.
filed 2021-11-12
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of common stock outstanding as of November 12, 2021: 12,207,283

SENESTECH, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SENESTECH, INC.
CONDENSED BALANCE SHEETS
(In thousands, except shares and per share data)

	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)

Current assets:
Cash	$11,083	$3,643
Accounts receivable trade, net	79	25
Prepaid expenses	581	178
Inventory	1,007	945
Deposits	22	28
Total current assets	12,772	4,819

Right to use asset-operating leases	551	665
Property and equipment, net	397	538
Total assets	$13,720	$6,022

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$49	$98
Accounts payable	267	404
Accrued expenses	550	292
Total current liabilities	866	794

Long-term debt, net	-	673
Operating lease liability	562	671
Total liabilities	1,428	2,138

Commitments and contingencies (See note 12)	-	-

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,191,112 and 5,099,512 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	12	5
Additional paid-in capital	122,294	108,119
Accumulated deficit	(110,014)	(104,240)
Total stockholders’ equity	12,292	3,884

Total liabilities and stockholders’ equity	$13,720	$6,022

The accompanying notes are an integral part of these financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Revenue:
Grant revenue	$24	$-	$24	$-
Sales	159	77	407	185
Total revenue	183	77	431	185

Cost of sales	106	41	275	106
Gross profit	77	36	156	79

Operating expenses:
Research and development	514	380	1,424	902
Selling, general and administrative	1,816	1,568	5,173	5,040
Total operating expenses	2,330	1,948	6,597	5,942

Net operating loss	(2,253)	(1,912)	(6,441)	(5,863)

Other income (expense):
Interest income	2	-	5	2
Interest expense	(2)	(7)	(10)	(22)
Payroll Protection Program loan forgiveness	-	-	650	-
Other income	-	-	22	18
Total other income	-	(7)	667	(2)

Net loss and comprehensive loss	(2,253)	(1,919)	(5,774)	(5,865)
Deemed dividend-warrant price protection-revaluation adjustment	-	-	-	414
Net loss attributable to common shareholders	$(2,253)	$(1,919)	$(5,774)	$(6,279)

Weighted average common shares outstanding - basic and fully diluted	12,190,257	3,398,832	10,850,197	2,593,288

Net loss per common share - basic and fully diluted	$(0.18)	$(0.56)	$(0.53)	$(2.42)

The accompanying notes are an integral part of these financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except shares and per share data)
(Unaudited)

For The Three Months Ended September 30, 2020 and 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, June 30, 2020	3,398,832	$3	$105,117	$(100,227)	$4,893

Stock based compensation	-	-	162	-	162
Offering expenses for June, 2020 share offering	-	-	(2)	-	(2)
Net loss for the three months ended September 30, 2020	-	-	-	(1,919)	(1,919)

Balance, September 30, 2020	3,398,832	$3	$105,277	$(102,146)	$3,134

Balance, June 30, 2021	12,185,496	$12	$122,073	$(107,761)	$14,324

Stock based compensation	-	-	$213	-	213
Issuance of common stock upon exercise of warrants	5,616	-	8	-	8
Net loss for the three months ended September 30, 2021	-	-	-	(2,253)	(2,253)

Balance, September 30, 2021	12,191,112	$12	$122,294	$(110,014)	$12,292

For The Nine Months Ended September 30, 2020 and 2021

Balance, December 31, 2019	1,414,671	$1	$98,433	$(95,867)	$2,567

Stock based compensation	-	-	453	-	453
Issuance of common stock, sold for cash, net	1,928,180	2	5,739	-	5,741
Issuance of common stock upon exercise of warrants	51,414	-	238	-	238
Issuance costs of common stock for services	4,543	-	-	-	-
Issuance of common stock for fractional shares-20-1 reverse split	24	-	-	-	-
Warrant antidilution price protection adjustment	-	-	414	-	414
Net loss for the nine months ended September 30, 2020	-	-	-	(6,279)	(6,279)

Balance, September 30, 2020	3,398,832	$3	$105,277	$(102,146)	$3,134

Balance, December 31, 2020	5,099,512	$5	$108,119	$(104,240)	$3,884

Stock based compensation	-	-	550	-	550
Issuance costs of common stock for service	20,951	-	-	-
Issuance of common stock, sold for cash, net	6,163,854	6	12,415	-	12,421
Issuance of common stock upon exercise of warrants	906,795	1	1,227	-	1,228
Payments for employee withholding taxes related to share based awards	-	-	(17)	-	(17)
Net loss for the nine months ended September 30, 2021	-	-	-	(5,774)	(5,774)

Balance, September 30, 2021	12,191,112	$12	$122,294	$(110,014)	$12,292

The accompanying notes are an integral part of these financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,774)	$(5,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	229	219
Stock-based compensation	550	453
Paycheck Protection Program loan forgiveness	(646)	-
Paycheck Protection Program loan accrued interest forgiveness	(4)	-
Gain on sale of equipment	(1)	(18)
(Increase) decrease in current assets:
Accounts receivable - trade	(54)	(4)
Accounts receivable - other	-	123
Other assets	11	2
Prepaid expenses	(403)	(24)
Inventory	(62)	78
Increase (decrease) in current liabilities:
Accounts payable	(137)	179
Accrued expenses	258	(639)
Net cash used in operating activities	(6,033)	(5,496)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received on sale of property and equipment	1	44
Purchase of property and equipment	(84)	(48)
Net cash provided by (used in) investing activities	(83)	(4)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	12,421	5,741
Proceeds from the issuance of notes payable	-	646
Repayments of notes payable	(36)	(44)
Repayments of finance lease obligations	(40)	(62)
Proceeds from the exercise of warrants	1,228	-
Payment of employee withholding taxes related to share based awards	(17)	-
Net cash provided by financing activities	13,556	6,281

NET CHANGE IN CASH	7,440	781
CASH AT BEGINNING OF PERIOD	3,643	1,936
CASH AT END OF PERIOD	$11,083	$2,717

SUPPLEMENTAL INFORMATION:
Interest paid	$9	$22
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of accrual in warrant exercise	$-	$238
Deemed dividend	$-	$414

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

Rats have plagued humanity throughout history. They pose significant threats to the environment and to the health and food security of many communities. In addition, rodents cause extensive product loss and damage through consumption and contamination. Rats also cause significant damage to critical infrastructure by burrowing beneath foundations and gnawing on electrical wiring, insulation, fire proofing systems, electronics and equipment.

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

In addition to the EPA registration of ContraPest in the United States, ContraPest must obtain registration from the various state regulatory agencies prior to selling in each state. We have received registration for ContraPest in all 50 states and the District of Columbia. The District of Columbia and 48 states have also approved the removal of the RUP designation.

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

On February 4, 2020, we amended our amended and restated certificate of incorporation to effect a 1-for-20 reverse split of our issued and outstanding shares of common stock. The accompanying condensed financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options and warrants exercisable for common stock, restricted stock units, preferred stock conversions to common stock and per share amounts contained in our condensed financial statements have been retrospectively adjusted.

Going Concern

Our financial statements as of September 30, 2021, December 31, 2020 and September 30, 2020 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm included in its opinion for the years ended December 31, 2020 and 2019 an explanatory paragraph referring to our net loss from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. If we encounter continued issues or delays in the commercialization of ContraPest, our prior losses and expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through additional financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.

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

We have also raised capital through debt financing, consisting primarily of convertible notes and government loan programs, and, to a lesser extent, payments received in connection with product sales, grants and licensing fees.

Through September 30, 2021, we received net proceeds of $89.3 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $1.4 million in net product sales and grants. As of September 30, 2021, we had an accumulated deficit of $110.0 million and cash and cash equivalents of $11.1 million.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1 - Organization and Description of Business – (continued)

Our ultimate success depends upon the outcome of a combination of factors, including: (i) successful commercialization of ContraPest and maintaining and obtaining regulatory approval of our products and product candidates; (ii) market acceptance, commercial viability and profitability of ContraPest and other products; (iii) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development; (v) the ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs. Based upon our current operating plan, we expect that cash and cash equivalents at September 30, 2021, in combination with anticipated revenue and additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 12 months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next 12 months, and we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2021, the Company’s operating results for the three and nine months ended September 30, 2021 and 2020, and the Company’s cash flows for the nine months ended September 30, 2021 and 2020. The accompanying financial information as of December 31, 2020 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 29, 2021. All amounts shown in these financial statements and accompanying notes are in thousands, except percentages and per share and share amounts.

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

Cash and Cash Equivalents

The Company considers money market fund investments to be cash equivalents. The Company had cash equivalents in the form of money market fund investment of $10,493 and $1,500 at September 30, 2021 and December 31, 2020, respectively, included in cash as reported.

Accounts Receivable-Trade

Accounts receivable-trade consist primarily of receivables from customers. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 at September 30, 2021 and December 31, 2020.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work in progress and finished goods. Raw materials are stocked to reduce the risk of impact on manufacturing for potential supply interruptions due to the COVID-19 pandemic or other supply chain interruptions and long lead times on certain ingredients.

Components of inventory are:

	September 30,	December 31,
	2021	2020
Raw materials	$941	$950
Work in progress	4	24
Finished goods	99	94
Total inventory	1,044	1,068
Less:
Reserve for obsolete and revaluation	(37)	(123)
Total net inventory	$1,007	$945

Prepaid Expenses

Prepaid expenses consist primarily of payments made for director and officer insurance, marketing services, rent, legal and inventory purchase deposits and seminar/trade show fees to be expensed in the current year.

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

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

Stock-based Compensation

Stock-based awards, consisting of stock options and restricted stock units expected to be settled in shares of the Company’s common stock, are recorded as equity awards. The grant date fair value of these awards is measured using the Black-Scholes option pricing model for stock options and grant date market value for restricted stock units. The Company expenses the grant date fair value of its stock-based awards on a straight-line basis over their respective vesting periods.

The stock-based compensation expense recorded for the three and nine months ended September 30, 2021 and 2020, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Research and development	$1	$2	$2	$7
Selling, general and administrative	213	160	548	446
Total stock-based compensation expense	$214	$162	$550	$453

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

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of September 30, 2021 or December 31, 2020 and as such, no interest or penalties were recorded in income tax expense.

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

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the three and nine months ended September 30, 2021 and 2020. Therefore, basic and diluted loss per share attributable to common stockholders are the same for each period presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	September 30,
	2021	2020
Common stock purchase warrants	4,547,618	2,504,597
Restricted stock units	667	1,334
Common stock options	1,068,736	427,570
Total	5,617,021	2,933,501

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

Note 4 - Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base, however the Company did identify a potentially uncollectable account at December 31, 2019 and maintained a reserve for this receivable balance of $123. At December 31, 2020, the account was deemed uncollectable and offset against the reserve. The Company did not have any potentially uncollectable account at September 30, 2021 or December 31, 2020 and therefore, did not record a reserve for uncollectable accounts at September 30, 2021 or December 31, 2020. The Company does not require collateral or other securities to support its accounts receivable.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 5 - Prepaid Expenses

Prepaid expenses consist of the following:

	September 30,	December 31,
	2021	2020
Director, officer and other insurance	$192	$18
NASDAQ fees	15	-
Legal retainer	25	25
Marketing programs and conferences	300	106
Professional services retainer	13	8
Rent	-	18
Engineering, software licenses and other	36	3
Total prepaid expenses	$581	$178

Note 6 - Property and Equipment

Property and equipment, net consist of the following:

	Useful	September 30,	December 31,
	Life	2021	2020
Research and development equipment	5 years	$1,425	$1,397
Office and computer equipment (1)	3 years	762	733
Autos	5 years	54	54
Furniture and fixtures	7 years	41	41
Leasehold improvements	*	113	283
Construction in progress		32	115
		2,427	2,623
Less accumulated depreciation and amortization		(2,030)	(2,085)
Total		$397	$538

*	Shorter of lease term or estimated useful life

(1)	In the three months ended and nine months ended September 30, 2021, the Company received net proceeds of less than $1 in the sale of research and development equipment resulting in gains on the sale of these assets of less than $1. In the three months ended and nine months ended September 30, 2020, the Company received net proceeds of $0 and $44 in the sale of research and development equipment and office and computer equipment, respectively, resulting in a gain on the sale of these assets of $0 and $18 for the three months ended and nine months ended September 30, 2020, respectively.

Depreciation and amortization expense was approximately $78 and $71 for the three months ended September 30, 2021 and 2020, respectively, and $229 and $219 for the nine months ended September 30, 2021 and 2020, respectively.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
Compensation and related benefits	$513	$218
Board Compensation	-	3
Personal property and franchise tax	-	57
Legal services	22	-
Other	15	14
Total accrued expenses	$550	$292

Note 8 - Borrowings

A summary of the Company’s borrowings, including finance lease obligations, is as follows:

	September 30,	December 31,
	2021	2020
Short-term debt:
Current portion of long-term debt	49	98
Total short-term debt	$49	$98
Long-term debt:
Finance lease obligations	$41	$79
Other promissory notes	8	692
Total	49	771
Less: current portion of long-term debt	(49)	(98)
Total long-term debt	$-	$673

Finance Lease Obligations

Finance lease obligations at September 30, 2021 is for manufacturing equipment leased through ENGS Commercial Finance Co. This finance lease expires on April 18, 2022 and carries an interest rate of 11.4%.

Other Promissory Notes

Also included in the table above is a note payable to Fidelity Capital for the financing of a computing fixed asset. This note expires on July 1, 2022 and carries interest rate of 13.3%.

On June 18, 2021, the Company received notification from BMO Harris Bank National Association as the lender in a promissory note pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), that a loan to the Company under this program in the amount of $646 was forgiven in full under the terms of the program. The forgiveness of this note and related interest was recorded as other income on the Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2021.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of September 30, 2021 as follows:

					Balance				Balance				Balance
Issue Date	Warrant Type	Term Date	Exercise Price		December 31, 2019	Issued	Exercised	Expired	December 31, 2020	Issued	Exercised	Expired	September 30, 2021

2016 and prior	Various	Various-2020/2021	Various		17,059	-	(9,375)	(7,684)	-	-	-	-	-

November 21, 2017	Common Stock Offering Warrants	November 21, 2022	$1.3659	(1)	143,501	-		-	143,501	-	(5,616)	-	137,885

November 21, 2017	Dealer Manager Warrants	November 21, 2022	$30.00		47,250	-	(47,250)	-	-	-	-	-	-

June 20, 2018	Warrant Reissue	December 20, 2023	$36.40		56,696	-	-	-	56,696	-	-	-	56,696

August 13, 2018	Rights Offering Warrants	July 25, 2023	$23.00		202,943	-	-	-	202,943	-	(499)	-	202,444

August 13, 2018	Dealer Manager Warrants	August 13, 2023	$34.50		13,393	-	-	-	13,393	-	-	-	13,393

July 16, 2019	Dealer Manager Warrants	July 11, 2024	$33.75		8,334	-	-	-	8,334	-	-	-	8,334

January 28, 2020	Registered Direct Offering	July 28, 2025	$9.00		-	177,500	-	-	177,500	-	-	-	177,500

January 28, 2020	Dealer Manager Warrants	July 28, 2025	$10.00		-	13,315	-	-	13,315	-	-	-	13,315

March 6, 2020	Registered Direct Offering	September 8, 2025	$2.88		-	176,372	(176,372)	-	-	-	-	-	-

March 6, 2020	Dealer Manager Warrants	March 4, 2025	$3.76		-	13,228	-	-	13,228	-	-	-	13,228

April 21, 2020	Dealer Manager Warrants	April 21, 2025	$3.97		-	118,073	-	-	118,073	-	-	-	118,073

April 24, 2020	Registered Direct Offering	April 24, 2025	$3.05		-	1,574,308	(1,524,308)	-	50,000	-	-	-	50,000

October 26, 2020	Private Warrant Inducement	April 27, 2026	$1.73		-	1,700,680			1,700,680	-	(700,680)	-	1,000,000

October 26, 2020	Dealer Manager Warrants	April 27, 2026	$2.16		-	85,034			85,034	-	-	-	85,034

February 2, 2021	Private Placement Agreement	August 2, 2026	$2.216		-	-	-	-	-	2,194,427			2,194,427

February 2, 2021	Dealer Manager Warrants	August 2, 2026	$2.848		-	-	-	-	-	329,164			329,164

March 23, 2021	Dealer Manager Warrants	March 23, 2026	$2.50		-	-	-	-	-	148,125			148,125

					489,176				2,582,697				4,547,618

(1)	The initial exercise price of these warrants was $30.00 per share. Pursuant to antidilution price adjustment protection contained within these warrants, the initial exercise price of these warrants was adjusted downward to $29.40 on July 24, 2018, the record date of the Right’s Offering and downward to $19.00 per share on August 13, 2018. These warrants were further adjusted downward from $19.00 to $7.13 and to $2.1122 on January 28, 2020 and March 4, 2020, respectively, in connection with separate Registered Direct Offerings. These warrants were further adjusted downward from $2.1122 to $1.3659 on October 26, 2020 in connection with a Registered Direct Offering. These warrants are subject to further adjustment pursuant to antidilution price adjustment protection.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

Outstanding Warrants

As of September 30, 2021, we had 4,547,618 shares of common stock issuable upon exercise of outstanding common stock warrants, at a weighted-average exercise price of $3.987 per share.

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

Common Stock

The Company had 12,191,112 and 5,099,512 shares of common stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

During the nine months ended September 30, 2021, the Company issued 7,091,600 shares of common stock as follows:

●	an aggregate of 4,388,854 shares in connection with a private placement offering and exercise of pre-funded warrants issued in connection with the offering, generating net proceeds to the Company in February 2021 of approximately $8,898, as further described below;

●	an aggregate of 1,975,000 shares in connection with a registered direct offering generating net proceeds to the Company in March 2021 of approximately $3,523, as further described below;

●	an aggregate of 706,795 shares in connection with the exercise of common stock warrants in March, June and July 2021, generating net proceeds to the Company of approximately $1,228, as further described below; and

●	an aggregate of 20,951 shares for service as a result of the vesting of restricted stock units.

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

On March 19, 2021, June 22, 2021 and July 15, 2021, the Company issued an aggregate of 700,680, 499 and 5,616 shares of commons stock for the exercise of certain warrants, respectively. The net proceeds to the Company for these exercises was $1,228.

Note 11 - Stock-based Compensation

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

As of September 30, 2021, the Company had 2,857,184 shares of common stock available for issuance under the 2018 Plan.

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

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the nine months ended September 30, 2021 were as follows:

Expected volatility	96.5%
Expected dividend yield	—
Expected term (in years)	2.99
Risk-free interest rate	0.44%

The weighted average grant date fair value of options granted during the nine months ended September 30, 2021 was $0.98 per share, as per the table above.

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

The following table summarizes the stock option activity for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2020	496,471	$8.63	3.9	$—
Granted	575,565	$1.65	4.8	$—
Exercised	—	$—	—	$—
Forfeited	(3,300)	$—	—	$—
Expired	—	$—	—	$—
Outstanding at September 30, 2021	1,068,736	$4.73	2.1	$—
Exercisable at September 30, 2021	519,125	$6.95	1.9	$—

(1)	The aggregate intrinsic value in the table was calculated based on the difference between the estimated fair market value of the Company’s stock and the exercise price of the underlying options. The estimated stock values used in the calculation were $1.73 and $1.51 per share for the year ended December 31, 2020 and the nine months ended September 30, 2021, respectively.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2021:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2020	32,072	$2.01
Granted	—	$—
Vested	(31,405)	$1.97
Forfeited	—	$—
Outstanding as of September 30, 2021	667	$1.80

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 11 - Stock-based Compensation – (continued)

The stock-based compensation expense was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Research and development	$1	$2	$2	$7
Selling, general and administrative	213	160	548	446
Total stock-based compensation expense	$214	$162	$550	$453

The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.

At September 30, 2021, the total compensation cost related to restricted stock units and unvested options not yet recognized was $782, which will be recognized over a weighted average period of 32 months, assuming the employees and non-employees complete their service period required for vesting.

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

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 12 - Commitments and Contingencies – (continued)

Rent expense was $166 and $202 for the nine months ended September 30, 2021 and 2020, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum finance lease payments as of September 30, 2021 are follows:

Years Ending December 31,	Finance Leases	Operating Lease
2021	14	48
2022	28	194
2023	-	198
2024	-	186
Total minimum lease payments	$42	$626

Finance Leases
Less: amounts representing interest (11.43%)	$2
Present value of minimum lease payments	40
Less: current installments under finance lease obligations	40
Total long-term portion	$-

Note 13 - Subsequent Events

On October 7, 2021, the Company issued 16,171 shares of common stock in connection with the exercise of common stock warrants generating net proceeds to the Company of approximately $20.

COVID-19

The travel and other restrictions that began in March 2020 in response to the COVID-19 global pandemic resulted in a significant slowdown in our field studies and sales efforts. We were able to resume some projects by mid-year 2020, however, we still have delays on certain projects that might remain on hold until businesses and government entities return to more normal operations. These continued delays have impacted our results of operations and could impact our results in future quarters. In addition, extended stay at home orders and other social distancing initiatives severely limited our ability to communicate with current and potential commercial and governmental customers. While many restrictions were lifted during our second and third fiscal quarters of 2021, we have not returned to full scope pre-pandemic activities, and are uncertain as to when or if, with potential further restrictions, that may occur. The COVID-19 pandemic is also placing a significant budgetary burden on federal, state and local governments, which may impede or delay their ability to purchase our products.

The Company has evaluated subsequent events from the balance sheet date through November 12, 2021, the date at which the financial statements were issued, and determined that there were no other items that require adjustment to or disclosure in the financial statements.

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

These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s, actual results to be materially different from the future results that are expressed or implied by these statements. Accordingly, 27 actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A-“Risk Factors” of Part I of our Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the SEC on March 29, 2021, and Item 1A of Part II of this Form 10-Q, in each case entitled “Risk Factors,” and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Since our inception, we have sustained significant operating losses in the course of our research and development activities and commercialization efforts and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, grants and licensing fees received under a former license. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock; and debt financing, consisting primarily of convertible notes.

Through September 30, 2021, we have received net proceeds of $89.3 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $1.4 million in net product sales. As of September 30, 2021, we had an accumulated deficit of $110.0 million and cash and cash equivalents of $11.1 million.

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

We have incurred significant operating losses every year since our inception. Our net losses were $2.3 million and $1.9 million for the three months ended September 30, 2021 and 2020, respectively, and $5.8 million and $6.3 million for the nine months ended September 30, 2021 and 2020, respectively. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

We will need additional funding in order to continue to fund our operations and achieve profitability and become cash flow positive and will continue to seek additional financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

While it is difficult to measure the effect and impact of the COVID-19 pandemic on revenue during the nine months ended September 30, 2021 and September 30, 2020, the travel and other restrictions that started in March 2020 resulted in a significant slowdown in our proof-of-concept field studies and sales efforts. While we were able to resume field studies in some important projects by mid-year 2020 and initially believed that we would re-start all our most significant field studies as we obtained limited waivers of certain travel bans, we still have delays on certain projects that might remain on hold until certain businesses and government entities return to more normal operations. Continued delays or new restrictions on travel or operations as a result of new outbreaks and variants could impact our results in future quarters. Initially, we believed that pest control would continue through the COVID-19 pandemic as a necessity and we were and have been able to maintain our manufacturing with cautionary, best practices put in place. However, we have concerns about distributor, pest control operator and individual consumer spending as restrictive measures related to the COVID-19 pandemic continue. Extended stay at home orders across the world, whether imposed by governments or individual businesses, have impeded our ability to communicate with current and prospective customers, potentially reducing sales until the orders are lifted. In addition, federal, state and municipal budgets continue to be severely strained as a result of the COVID-19 pandemic. This may delay or impede their ability to make near term purchases of our products. While we have stocked certain long lead time inventory raw material ingredients, any prolonged impact on the suppliers we rely on for the purchase of these items by the COVID-19 pandemic could impact future manufacturing operations.

Components of our Results of Operations

Grant Revenue

Grant revenue is comprised entirely of grant funding provided by the City of Phoenix, Arizona for jobs created and new employee training in the City of Phoenix, Arizona during the calendar year 2021.

Sales

Sales are comprised primarily of sales, net of discounts and promotions, of ContraPest and related components, to our distributors and customers, as well as consulting and implementation services provided in conjunction with ContraPest deployments.

Cost of Sales

Cost of sales consist primarily of cost of products sold, including scrap and reserves for obsolescence. We continue to focus on improving our cost structure, with the goals of shifting resources to commercialization, significantly reducing our year-over-year burn rate and achieving a 50% or greater gross margin. Steps have included relocating to more cost-efficient space, organizational restructuring, improving our manufacturing and supply processes and reducing staffing. We expect to realize the benefits from these steps in the coming quarters.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of ContraPest and our other product candidates, which costs include:

●	Employee related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged in research and development functions;

●	Expenses incurred in connection with the development of our product candidates [including related regulatory and production expenses]; and

●	Facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the nine months ended September 30, 2021, as well as for the year ended December 31, 2020, has been impacted by the full valuation allowance on the Company’s deferred tax assets.

The Company has not recorded any U.S. federal or state income tax benefits for our net operating losses incurred since inception or for our research and development tax credits generated to date, due to the uncertainty regarding our ability to realize a benefit from these tax attributes in the future. Based on tax return activity through December 31, 2020, the Company has federal and state net operating loss carryforwards of approximately $69.1 million and $55.7 million, respectively, not considering any potential Internal Revenue Code of 1986 (“IRC”) Section 382 annual limitation discussed below. The Company is accruing additional net operating losses in calendar year 2021, which will be added to the carryover net operating loss balance once the current year is completed. The federal loss carryforwards begin to expire in 2029, unless previously utilized. The state loss carryforwards begin to expire in 2032, unless previously utilized. Included in the $69.1 million of federal loss carryforwards are approximately $24.7 million of net operating losses that do not expire due to the tax law changes promulgated in conjunction with the Tax Cuts and Jobs Act of 2017.

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

During the quarter ended June 30, 2021, the Company received notification that a loan to the Company under the Paycheck Protection Program (the “PPP”) in the amount of approximately $646 thousand was forgiven in full pursuant to the PPP program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Section 1106(i) of the CARES Act specifically requires taxpayers to exclude canceled indebtedness from PPP loans from gross income, and accordingly, the debt forgiveness amount is nontaxable to the Company. Subsequent to the passage of the CARES Act, the IRS issued Notice 2020-32, which precludes a deduction for an expense that would otherwise be deductible if the payment results in the forgiveness of a loan, thereby preventing entities from claiming a double tax benefit on the qualifying expenses for PPP loans. On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was signed into law, which reverses existing IRS guidance provided in Notice 2020-32 by allowing taxpayers to fully deduct any business expenses, regardless of whether the expense was paid for using forgiven PPP loan proceeds. None of the other provisions of the CARES Act or CAA had a material impact to the Company’s tax accounts.

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Revenue:
Grant revenue	$24	$-	$24	$-
Sales	159	77	407	185
Total revenue	183	77	431	185

Cost of sales	106	41	275	106
Gross profit	77	36	156	79

Operating expenses:
Research and development	514	380	1,424	902
Selling, general and administrative	1,816	1,568	5,173	5,040
Total operating expenses	2,330	1,948	6,597	5,942

Net operating loss	(2,253)	(1,912)	(6,441)	(5,863)

Other income (expense):
Interest income	2	-	5	2
Interest expense	(2)	(7)	(10)	(22)
Payroll Protection Program loan forgiveness	-	-	650	-
Other income	-	-	22	18
Total other income	-	(7)	667	(2)

Net loss and comprehensive loss	(2,253)	(1,919)	(5,774)	(5,865)
Deemed dividend-warrant price protection-revaluation adjustment	-	-	-	414
Net loss attributable to common shareholders	$(2,253)	$(1,919)	$(5,774)	$(6,279)

Weighted average common shares outstanding - basic and fully diluted	12,190,257	3,398,832	10,850,197	2,593,288

Net loss per common share - basic and fully diluted	$(0.18)	$(0.56)	$(0.53)	$(2.42)

Grant Revenue

Grant revenue for the three months ended September 30, 2021 was $24,000 compared to $0 in the same period of 2020 and was granted for jobs created and related new employee training in the City of Phoenix, Arizona during the three months ended September 30, 2021.

Sales

Sales, shown net of sales discounts and promotions, were $159,000 for the three months ended September 30, 2021, compared to $77,000 for the same period in 2020. Sales increased by $82,000 in the three months ended September 30, 2021 due, in part, to the continued focus on of our internet sales initiatives, augmenting our existing pull through sales strategy, where demand from the consumer market encourages, or pulls, resellers and pest management professionals to offer our products, as well as enhanced strategic partnerships and collaborations with key distributors and PMPs. While these initiatives continue to progress, we believe the benefits of these initiatives continue to be impacted by reduced spending by customers due to the COVID-19 pandemic.

Cost of Sales

Cost of sales was $106,000 or 66.7% of sales, exclusive of grant revenue, for the three months ended September 30, 2021, compared to $41,000 or 53.2% of sales, exclusive of grant revenue, for the three months ended September 30, 2020. The increase in cost of sales of $65,000 in the three months ended September 30, 2021 is primarily due to higher sales volume as well as the impact of increases in manufacturing scrap associated with manufacturing scale up activities during 2021. The increase in cost of sales as a percentage of sales was primarily due to the impact of increased new customer sales incentives during the quarter ended September 30, 2021 and increases in manufacturing scrap associated with manufacturing scale up activities during 2021 as noted above.

We continue to focus on manufacturing process improvement and efficiencies and anticipate cost of sales as a percentage of sales will improve in the future due to manufacturing efficiencies as a result of scale-up activities.

Gross Profit

Gross profit for the three months ended September 30, 2021 was $77,000 or 42.1% of total revenue, compared to a gross profit of $36,000 or 46.8% of total revenue, for the same period in 2020. The increase in gross profit of $41,000 for the three months ended September 30, 2021 as compared to the same period in 2020 was primarily due to the impact of increased sales volume and the receipt of $24,000 of training grant revenues in the period. The decrease in gross profit as a % of net sales was a direct result of the impact of increased new customer sales incentives during the quarter ended September 30, 2021 as well as the impact of increases in manufacturing scrap associated with manufacturing scale up activities during 2021 noted above.

Research and Development Expenses

	Three Months Ended September 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Direct research and development expenses:
Personnel related (including stock-based compensation)	$177	$191	$14
Professional fees	92	106	14
Facility-related	26	46	20
Other	219	37	(182)
Total research and development expenses	$514	$380	$134

Research and development expenses were $514,000 for the three months ended September 30, 2021, compared to $380,000 for the same period in 2020. The $134,000 increase in research and development expenses was primarily due to an increase of $182,000 in other research and development costs, offset by a decrease in facility related expenses of $20,000, a decrease in professional fees of $14,000 and a decrease in personnel related expenses of $14,000.

Facility-related expenses decreased $20,000 for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due primarily to the expiration of a facility lease of 7,632 square feet of manufacturing space in Flagstaff, Arizona at December 31, 2020.

Personnel related expenses decreased $14,000 in the three months ended September 30, 2021 compared to the same period in 2020 due primarily to delays in hiring as a result of employee turnover.

Professional fees decreased $14,000 in the three months ended September 30, 2021 compared to the same period in 2020 due primarily to a decrease in regulatory legal expenses.

The increase in other research and development expenses of $182,000 in the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to increased shipping expenses due to higher sales volume and field and regulatory compliance studies. We also continue to incur expenses in improving our manufacturing process and formulation.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Direct selling, general and administrative expenses:
Personnel related (including stock-based compensation)	$995	$809	$(186)
Professional fees	335	250	(85)
Facility-related	38	44	6
Other	448	465	17
Total selling, general and administrative expenses	$1,816	$1,568	$(248)

Selling, general and administrative expenses were approximately $1.8 million for the three months ended September 30, 2021, as compared to approximately $1.6 million for the three months ended September 30, 2020. The increase of $200,000 in selling, general and administrative expenses was primarily due to an increase of $186,000 in net salary costs and an increase in professional fees of $85,000, offset by a decrease of $17,000 in other selling, general and administrative expenses and a decrease in facility related expenses of $6,000.

The increase in net salary costs of $186,000 was due primarily to incentive bonuses accruals of $131,000 in the three months ended September 30, 2021, the impact of incremental strategic hiring in the three months ended June 30, 2021 of $50,000 and increased stock compensation due to the issuance of certain common stock option awards. The increase in professional services expenses of $85,000 was primarily due to increased legal expenses incurred in patent registration filings.

The decrease in other selling, general and administrative expenses of $17,000 was primarily due to reduced miscellaneous expenses offset by increased travel expenses and increased selling and marketing initiatives.

The increase in travel expenses was a direct result of eased COVID-19 travel restrictions that were put in place at the end of March 2020. The increase in marketing expenses is a result of costs associated with rebranding activities to highlight the commercial focus of the Company and continued on-line marketing program expansion in the three months ended September 30, 2021.

The decrease in facilities related expenses of $6,000 for the three months ended September 30, 2021 over the same period in 2020 is a direct result of the expiration of a facility lease of 7,632 square feet of manufacturing space in Flagstaff, Arizona at December 31, 2020.

Interest Income/Expense, Net

We recorded interest expense, net of $0 for the three months ended September 30, 2021, as compared to interest expense, net of $7,000 for the same period in 2020. The $7,000 decrease in interest expense, net for the period was a result of decreased interest expense on certain notes payable and finance leases that expired after September 30, 2020 and increased interest income in the three months ended September 30, 2021 as a result of higher investments in cash invested in money market accounts.

Other Income (Expense)

Other income, net, of $0 for the three months ended September 30, 2021 was unchanged as compared to the same period in 2020.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020:

Grant Revenue

Grant revenue for the nine months ended September 30, 2021 was $24,000 compared to $0 in the same period of 2020 and was granted for jobs created and related new employee training in the City of Phoenix, Arizona during the nine months ended September 30, 2021.

Sales

Sales, shown net of sales discounts and promotions, were $407,000 for the nine months ended September 30, 2021, compared to $185,000 for the same period in 2020. Sales increased by $222,000 in the nine months ended September 30, 2021 due, in part, to the continued focus on of our internet sales initiatives, augmenting our existing pull through sales strategy, where demand from the consumer market encourages, or pulls, resellers and pest management professionals to offer our products, as well as enhanced strategic partnerships and collaborations with key distributors and PMPs. We believe the benefits of these initiatives continue to be impacted by reduced spending by customers due to the COVID-19 pandemic.

Cost of Sales

Cost of sales was $275,000 or 67.6% of sales, exclusive of grant revenue, for the nine months ended September 30, 2021, compared to $106,000 or 57.3% of sales, exclusive of grant revenue, for the nine months ended September 30, 2020. The increase in cost of sales of $169,000 in the nine months ended September 30, 2021 is primarily due to higher sales volume as well as the impact of increases in manufacturing scrap associated with manufacturing scale up activities during 2021. The increase in cost of sales as a percentage of net sales was primarily due to the impact of increased new customer sales incentives during the nine months ended September 30, 2021 and increases in manufacturing scrap associated with manufacturing scale up activities as noted above.

We continue to focus on manufacturing process improvement and efficiencies. We anticipate cost of sales as a percentage of sales will improve in the future due to manufacturing efficiencies as a result of scale-up activities.

Gross Profit

Gross profit for the nine months ended September 30, 2021 was $156,000 or 36.2% of total revenue, compared to a gross profit of $79,000 or 42.7% of total revenuefor the same period in 2020. The increase in gross profit of $77,000 for the nine months ended September 30, 2021 as compared to the same period in 2020 was primarily due to the impact of increased sales volume and the receipt of $24,000 of training grant revenues received. The decrease in gross profit as a % of net sales was a direct result of the impact of increased new customer sales incentives during the nine months ended September 30, 2021 as well as the increased manufacturing scrap discussed above, offset by the gross profit impact of grant revenue.

Research and Development Expenses

	Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Direct research and development expenses:
Personnel related (including stock-based compensation)	$669	$414	$(255)
Professional fees	217	107	(110)
Facility-related	72	122	50
Other	466	259	(207)
Total research and development expenses	$1,424	$902	$(522)

Research and development expenses were $1.4 million for the nine months ended September 30, 2021, compared to $902,000 for the same period in 2020. The $500,000 increase in research and development expenses was primarily due to an increase of $255,000 in manufacturing personnel-related costs relative to the same period of 2020, which was impacted by the COVID-19 pandemic, in addition to increases in manufacturing and regulatory headcount to meet current and future demand.

The increase in professional fee expenses of $110,000 in the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to increased regulatory legal expenses and expenses related to field and regulatory compliance studies.

The increase in other research and development expenses of $207,000 in the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to increased expenses related to field and regulatory compliance studies and increased shipping expenses due to higher sales volume during the period.

Facility-related expenses decreased $50,000 for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due primarily to the expiration of a facility lease of 7,632 square feet of manufacturing space in Flagstaff, Arizona at December 31, 2020.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Direct selling, general and administrative expenses:
Personnel related (including stock-based compensation)	$3,046	$2,591	$(455)
Professional fees	825	1,108	283
Facility-related	119	130	11
Other	1,183	1,211	28
Total selling, general and administrative expenses	$5,173	$5,040	$(133)

Selling, general and administrative expenses were approximately $5.2 million for the nine months ended September 30, 2021, as compared to approximately $5.0 million for the nine months ended September 30, 2020. The increase of $200,000 in selling, general and administrative expenses was primarily due to an increase of $455,000 in net salary costs, offset by a decrease of $283,000 in professional service expenses, a decrease in other selling, general and administrative expenses of $28,000 and a decrease in facility related expenses of $11,000.

The increase in net salary costs of $455,000 was due primarily to recognition of incentive compensation expense for employees of $362,000, severance expense of $40,000 for the elimination of in-house marketing program headcount in June 2021 and increased stock compensation due to the issuance of certain common stock option awards of $53,000 in the nine months ended September 30, 2021.

The $283,000 decrease in professional services expenses for the nine months ended September 20, 2021 over the nine months ended September 30, 2020 was primarily due to reduced legal expenses related to a litigation settlement incurred in the nine months ended September 30, 2020 that were not incurred in the same period of 2021, partially offset by an increase in professional services expenses relating to legal patent registration filings in the nine months ended September 30, 2021 that were not incurred in the same period of 2020.

The $28,000 decrease in other selling, general and administrative expenses for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to $34,000 of increased marketing expenses is a result of costs associated with rebranding activities to highlight the commercial focus of the Company and on-line marketing program expansion and increase in travel expenses as a direct result of eased COVID-19 travel restrictions that were put in place at the end of March 2020, offset by a $62,000 decrease in transfer agent fees in the nine months ended September 30, 2021 over the same period of 2020 was due to expenses related to a 20-for-1 reverse stock split effected by the Company in February 2020.

The decrease in facilities related expenses of $11,000 for the nine months ended September 30, 2021 over the same period in 2020 is a direct result of the expiration of a facility lease of 7,632 square feet of manufacturing space in Flagstaff, Arizona at December 31, 2020.

Interest Income/Expense, Net

We recorded interest expense, net of $5,000 for the nine months ended September 30, 2021, as compared to interest expense, net of $20,000 for the same period in 2020. The $15,000 decrease in interest expense, net for the period was a result of decreased interest expense on certain notes payable and finance leases that expired during 2020 and increased interest income as a result of higher investments in cash invested in money market accounts..

Paycheck Protection Program Loan Forgiveness

PPP loan forgiveness income for the nine months ended September 30, 2021 represents the forgiveness of a promissory note pursuant to the PPP under the CARES Act that the Company secured under this program.

Other Income (Expense)

Other income, net, was $22,000 for the nine months ended September 30, 2021 as compared to $18,000 for the period ended September 30, 2020.  Other income, net for the nine months ended September 30, 2021 primarily represented a payroll benefits accrual from 2019 that was reversed as the liability period had expired. The $18,000 other income, net for the nine month period ended September 30, 2020 represented recognized gains on the sale of fixed assets during the period.

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

Through September 30, 2021, we have received net proceeds of $89.3 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $1.4 million in net product sales. As of September 30, 2021, we had an accumulated deficit of $110.0 million and cash and cash equivalents of $11.1 million.

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

Based upon our current operating plan, we expect that cash and cash equivalents at September 30, 2021, in combination with anticipated revenue and additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 12 months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next 12 months, and we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

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

In particular, we expect to incur substantial and increased expenses as we:

●	Work to maximize market acceptance for, and generate sales of, our products;

●	Ramp up of our sales, marketing, advertising and distribution expenses of ContraPest and any other product candidates for which we may receive regulatory approval;

●	Continue the development of ContraPest and our other product candidates, including engaging in any necessary field studies;

●	Seek additional, and to maintain, regulatory approvals for ContraPest and our other product candidates;

●	Scale up manufacturing processes and quantities to meet future demand of ContraPest and any other product candidates for which we receive regulatory approval;

●	Continue product development of ContraPest and advance our research and development activities and advance the research and development programs for other product candidates;

●	Maintain, expand and protect our intellectual property portfolio;

●	Add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company; and

●	Expand regulatory approvals for ContraPest, with an effort to make the product more user friendly and available for use in an increased number of applications.

We believe we will need additional financing to fund these continuing and additional expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(6,033)	$(5,496)
Cash used in investing activities	(83)	(4)
Cash provided by financing activities	13,556	6,281
Net increase in cash and cash equivalents	$7,440	$781

Operating Activities.

During the nine months ended September 30, 2021, operating activities used $6.0 million of cash, primarily resulting from our net loss of $5.8 million, changes in our operating assets and liabilities of $387,000, offset by non-cash charges of $128,000, consisting primarily of stock-based compensation, depreciation and amortization and by the Paycheck Protection Program loan forgiveness during the period. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2021 of $387,000 consisted primarily of an increase in prepaid expenses of $403,000, an increase in inventory of $62,000 and an increase in accounts receivable of $54,000, offset by a net increase in accrued expenses and accounts payable of $121,000 and a decrease in other assets of $11,000.

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

Investing Activities.

For the nine months ended September 30, 2021, net cash used in investing activities was $83,000 due to the purchases of property, plant and equipment and increases in construction in progress of $84,000, offset by proceeds on sale of property and equipment of $1,000.

For the nine months ended September 30, 2020, net cash used in investing activities was $4,000 due to the sale of property and equipment of $44,000, offset by purchases of property, plant and equipment and construction in progress of $40,000.

Financing Activities.

During the nine months ended September 30, 2021, net cash provided by financing activities was $13.6 million as a result of $12.4 million in net proceeds from the issuance of common stock and net proceeds of $1.2 million from the exercise of warrants, offset by $40,000 related to payments of finance lease obligations, $36,000 related to repayments of notes payable and $17,000 for the payment of employee withholding taxes related to share based awards.

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

We recorded stock-based compensation expense of approximately $214,000 and $162,000 for the three months ended September 30, 2021 and September 30, 2020, respectively, and approximately $550,000 and $453,000 for the nine months ended September 30, 2021 and September 30, 2020, respectively. We expect to continue to grant stock options and other equity-based awards in the future and continue to recognize stock-based compensation expense in future periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Research and development	$1	$2	$2	$7
Selling, general and administrative	213	160	548	446
Total stock-based compensation expense	$214	$162	$550	$453

The intrinsic value of stock options outstanding as of September 30, 2021 was $0.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no recent sales of unregistered securities not previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit		Filed or Furnished		Incorporated by Reference
Number	Description	Herewith	Form	Filing Date	Exhibit	File No.
3.1	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation		10-K	3/29/2021	3.1	001-37941

3.2	Amended and Restated Bylaws, as amended by Amendment No. 1		10-Q	8/13/2021	3.2	001-37941

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC. (Registrant)

Dated: November 12, 2021	By:	/s/ Kenneth Siegel
Kenneth Siegel
Chief Executive Officer

Dated: November 12, 2021	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer