Form 10-K
period 2021-12-31
SenesTech, Inc.
filed 2022-03-29
CIK 1680378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The NASDAQ Capital Market on such date was approximately $19,477,004. There were 12,097,518 shares of the registrant’s common stock outstanding on June 30, 2021.

The number of shares of common stock outstanding as of March 29, 2022: 12,212,283

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SENESTECH, INC.

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Annual Report on Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Annual Report on Form 10-K include statements regarding:

●	our belief the most effective, long-term way to manage rats is by using a combination of tools that work together to magnify the efficacy of the pest management protocol; integrated pest management (IPM) is based upon this concept;

●	our belief ContraPest can establish a new paradigm in rodent control, making fertility control an essential component of a sustainable IPM program;

●	our belief that the size of the rat control market is sufficient for our near-term focus;

●	our belief that successful field trials with certain influential end-users will help drive significant subsequent sales to other participants in the relevant market;

●	our belief ContraPest will be perceived as a significant value as a complement to existing pest control products or as a non-lethal stand-alone solution for managing rat infestations and, as such, should command a premium price compared to other products;

●	our belief that ContraPest consumption should not cause rats to become ill, change their behavior, or become more susceptible to predation, which reduces risks of non-target species exposure;

●	our belief that a certain non-registered product being sold online that claims to control rodent reproduction humanely may attempt to compete with us;

●	our plan to continue to use promotional efforts to support the value message and to justify our product’s premium price;

●	our plan to attempt to accelerate the reformulation process through partnerships with others in the industry that will be able to give us access to proven technologies, thus reducing potential development time;

●	the exclusive patent license with the University of Arizona for background intellectual property that we plan to employ for future product development in the domestic animal fertility control market;

●	our plan to continue to utilize various forms of stock-based compensation awards to attract and retain qualified employees;

●	our anticipation that stock-based compensation expense will continue to represent a significant portion of our selling, general and administrative expenses for the foreseeable future;

●	our expectation our expenses to continue or increase in connection with our ongoing activities, particularly as we focus on marketing and sales of ContraPest;

●	our expectation to continue to grant stock options and other equity-based awards, such as restricted stock units, in the future and to continue to recognize stock-based compensation expense in future periods

●	our commercialization and promotion strategy and plans, including key elements to our business strategy, how we commercialize, our sales approach, the tools we use, our hiring and retention strategy; our areas and markets of focus, our pricing strategy, our strategic relationships and which geographic markets we target;

●	our seeking, obtaining or maintaining regulatory approvals for our product candidates;

●	our expectations regarding the potential market size for our products and how the market may develop;

ii

●	our estimates or expectations related to our revenue, cash flow, expenses, capital requirements and need for additional financing;

●	our ability, and the time required, to improve our cost structure and gross margins, and limit our cash burn;

●	our plans for our business, including for research and development;

●	our ability to enter into strategic arrangements and to achieve the expected results from such arrangements;

●	the adequacy of our facilities to meet our current needs;

●	the initiation, timing, progress and results of field studies and other studies and trials and our research and development programs;

●	our belief the claims against us do not have merit and our intention to aggressively defend against these accusations;

●	our belief the litigation against us is not likely to have a material effect on our operations;

●	our financial performance, including our ability to fund operations;

●	developments and projections relating to our projects, competitors and our industry, including legislative developments and impacts from those developments; and

●	other risks and uncertainties, including those described or incorporated by reference under the caption “Risk Factors” in this Annual Report on Form 10-K.

These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s, actual results to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A-“Risk Factors” of Part II of in this Annual Report on Form 10-K. A number of factors could cause our actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, the following:

●	the impacts and implications of the COVID-19 pandemic;

●	the successful commercialization of our products;

●	market acceptance of our products; and

●	regulatory approval and regulation of our products and other factors and risks identified from time to time in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.

All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Annual Report on Form 10-K reflect our views as of the date of this Annual Report on Form 10-K about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.

We are subject to the information requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. Such reports and other information we file with the SEC are available free of charge at www.senestech.com as soon as practicable after such reports are available on the SEC’s website at www.sec.gov. The SEC’s website contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

iii

PART I

Item 1. Business.

Overview

We have developed and are commercializing a global, proprietary technology for managing animal pest populations, initially rat populations, through fertility control.

Rats pose threats to human and animal health as well as food security around the world. In addition, rats cause extensive product loss through consumption and contamination, including in the agricultural industry. Rats also cause significant damage to critical infrastructure by burrowing beneath foundations and gnawing on electrical wiring, insulation, fire proofing systems, electronics and computer equipment.

The most prevalent response to rat infestations is the use of lethal tools such as traps and rodenticides, although there are growing concerns about secondary exposure and bioaccumulation of rodenticides. These solutions are limited by the rat’s extraordinary reproduction rate as well as their behavior.

ContraPest®, our initial product, is unique liquid bait in the pest control industry. ContraPest targets the reproductive systems of both male and female Norway and roof rats, which can lead to sustained reductions of the rat population.

ContraPest is a liquid bait containing the active ingredients 4-vinylcyclohexene diepoxide (“VCD”) and triptolide. ContraPest limits the reproduction of male and female rats beginning with the first breeding cycle following consumption. Accordingly, it offers an alternative to traditional rodenticides in many environments and also may be used in coordination with rodenticides as part of integrated pest management. It is an important option in the increasing number of jurisdictions that are restricting the use of second-generation anti-coagulant products.

We began the registration process with the United States Environmental Protection Agency (the “EPA”) for ContraPest on August 23, 2015. On August 2, 2016, the EPA granted an unconditional registration for ContraPest as a Restricted Use Product (“RUP”), due to the need for applicator expertise for deployment. On October 18, 2018, the EPA approved the removal of the RUP designation and was reclassified as a general-use pesticide. In addition to the EPA , ContraPest is registered in all 50 states, 48 of which have approved the removal of the RUP designation, as well as the District of Columbia. In certain cases, our registrations are conditional and require completion of testing and we continue to seek to comply with these requirements.

We continue to develop enhancements to ContraPest that align with our target verticals while pursuing regulatory approvals and amendments to the existing U.S. registration to broaden its use and marketability. When ContraPest begins to generate sufficient revenue, we will seek regulatory approval for additional jurisdictions beyond the United States.

We were formed in July 2004 and incorporated in the state of Nevada. On November 12, 2015, we subsequently reincorporated in the state of Delaware. Our corporate headquarters and manufacturing site are in Phoenix, Arizona. On December 8, 2016, we went public and are currently traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol SNES.

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

Current Challenges in Pest Control Methodologies

Lethal control measures such as traps and rodenticides are often at the forefront of rat control programs but reproduction, behavior, and genetic resistance can negatively impact results of mitigation efforts.

Rats reach sexual maturity at approximately nine weeks of age. Females can give birth to six litters per year, with up to five to ten offspring each. This rapid reproduction rate can cause populations to rebound quickly after implementing a lethal control program.

Rat behavior, either learned or innate, can negatively affect pest control efforts. Neophobia, or the fear and avoidance of new objects, is an innate behavior that often impacts control efforts. Rats avoid bait stations, loose bait, or traps until they are confident that these new objects pose no danger. Over time rats will begin to sample new foods to determine if there are any negative side effects. If the food or rodenticide causes illness in rats but they do not die, they will avoid that food or rodenticide in the future.

Genetic resistance also creates challenges for rodent control programs. Rats can be resistant develop resistance to rodenticides due to genetic through genetic mutations. This resistance is passed onto their offspring who will carry this resistant trait to future generations.

Because of the above factors, conventional rodenticide producers are continually challenged to develop new, more lethal chemicals to control future rat populations.

Rodenticides have significant drawbacks, in that they may affect species that prey on rats, including birds of prey and large cats, due to the persistence of the rodenticide in the rat tissue. In addition, there is growing concern about the adverse effects that rodenticides may have on children and pets due to accidental, direct exposure.

Integrated Pest Management and Fertility Control

The most effective, long-term way to manage rats is by using a combination of tools that work together to magnify the efficacy of the pest management protocol; integrated pest management (IPM) is based upon this concept. An effective IPM program needs to reduce the existing rat population while preventing the population from rebounding. We believe ContraPest has established a new paradigm in rodent control, making fertility control an essential component of a sustainable IPM program.

ContraPest is a highly palatable liquid formulation that reduces fertility in both male and female rats. Rats require 10% of their body weight in water per day, making ContraPest a great tool to add to IPM programs. The high-fat content and sweet taste promote sustained consumption even when other sought-after food sources are present. In both field and laboratory settings, ContraPest will be consumed by rats even in the presence of abundant water sources and plentiful food choices, including animal feed, trash and other options. Consumption of ContraPest does not cause illness in rats, and therefore, it does not change behavior or result in bait aversion.

Adding ContraPest to an IPM program brings the rodent population down initially and keeps it at a manageable level by minimizing reproduction and thereby limiting population rebounds. Continued maintenance baiting of ContraPest at lower population levels dramatically reduces the risk of future population spikes, allowing customers to be more focused on eliminating the causes of future invasions through exclusion and sanitation initiatives.

The following graphs illustrate the incremental benefit of adding ContraPest to IPM programs with conventional rodenticides. The data is derived from three programs we began in late 2019 to demonstrate the effectiveness of ContraPest to potential end-users and our study of the results through monitoring rat activity by camera. The data presented shows the incremental benefit of ContraPest deployment beyond that achieved through rodenticides. Ongoing monitoring of the program locations has indicated that there has been no rebound in the rodent population from the current low levels.

(source: company studies)

Other Applications

While our proprietary technology is effective on rodent species, our technology can be applied to other mammalian species. We are currently developing a fertility control product for mice. Further, we have developed preliminary data with feral dogs, feral pigs, wallabies and brushtail possums. While this preliminary data indicates potential for the continued development of fertility control technology in general, we are not pursuing these opportunities at this time. We believe that the size of the rat control market as well as mice control market are sufficient for our near-term focus. We remain open to the potential to license our technology to other strategic partners to explore its applicability to other mammalian species.

Business Strategy

Our goal is to be a leader in the pest management industry; utilizing fertility control technologies to limit the adverse effects caused by rodent infestations, educating PMP’s and the general public on alternatives or enhancements to lethal rodenticides and developing additional product lines to address the needs of our customers. Key elements of our strategy are as follows:

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

Marketing and Sales Approach

The pest control industry is highly competitive with a number of large competitors developing and marketing pest control products, particularly rodenticides, and services. Because fertility control in general, and ContraPest specifically, may be considered a disruptive technology, we have encountered resistance to initial adoption. We continue to build a robust set of case studies to demonstrate efficacy and cost efficiency, identify lead users and expand within market segments. In order to enhance the likelihood of success, we have currently targeted key market segments with the highest likelihood to add ContraPest into their IPM programs. These include agribusiness (e.g., egg hen farms, grain and protein production and grain storage, transport and sales facilities), municipalities and government agencies, e-Commerce, zoos and sanctuaries, and commercial accounts.

In the United States, ContraPest is most commonly deployed and serviced by a licensed Pest Management Professional (“PMP”), although some customers have in house pest management service personnel. In some circumstances, customers will request PMPs to use certain products in the provision of their service. Initially, our marketing strategy involved sales to and through large distributors of pest control products. In 2019, we substantially modified this strategy to create two different sources of pull-through-demand: sales to PMPs and sales directly to commercial customers. We believe that by making end users aware of the existence and benefits of ContraPest, we are more likely to create demand through PMPs that would otherwise simply continue to use their existing rodenticide-based IPM models. We currently market ContraPest both to pest management companies and directly to target segments, using a direct to PMP sales channel; indirectly through distributor sales; and through our own direct sales force. In addition, in the fourth quarter of 2019, we added a new e-Commerce tool to enable customers in each of our target segments to buy directly from us. Finally, we have been pursuing strategic relationships with large pest management companies and key end-user organizations in our target segments for the distribution and sale of ContraPest.

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

Pricing and Value

Our pricing strategy takes into account the cost of goods sold, the cost of competitive products and the value of our product to the end user. We believe ContraPest will be perceived as a significant value as a complement to existing pest control products or as a non-lethal stand-alone solution for managing rat infestations and, as such, should command a premium price. Our experience is that once potential customers understand the advantages of ContraPest, they recognize that the benefits of long-term sustained rodent reduction dramatically offset the cost of the product. We plan to continue to use promotional efforts to support the value message and to justify our product’s premium price, built around the following advantages:

●	ContraPest uses targeted delivery for maximum efficacy;

●	our proprietary gravity feeding system optimizes consumption;

●	ContraPest can be used as an anchor or enhancement for an IPM program, or as a stand-alone solution to decrease reliance on lethal control options;

●	ContraPest is designed, formulated and dispensed in a manner that minimizes the exposure hazard for handlers and non-targeted species such as wildlife, livestock and pets; and

●	over time, as the pest population decreases, the quantity deployed and consequently, the cost of ContraPest will decrease, bringing the long-term cost of ContraPest in line with other elements of integrated pest management.

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

Our manufacturing process involves the incorporation of our two active ingredients, in low concentrations, into several inactive ingredients. Once incorporated, the entire product goes through a micro-encapsulation process in order to stabilize the final formulation. This process allows ContraPest to be delivered to rats in a palatable, non-lethal, and effective manner.

Currently, we have production scale capability in our facilities in Arizona to manufacture ContraPest. Our internal production capabilities allow us to meet our current and anticipated demand through 2023 for ContraPest.

Scientific Background Regarding our Product

ContraPest is a liquid bait containing the active ingredients VCD and triptolide. When consumed, ContraPest targets reproduction, limiting fertility in male and female rats beginning with the first breeding cycle following consumption.

Female rats are born with a finite number of eggs, or oocytes, and remain fertile until death. Within the ovary, eggs develop within structures called follicles. The non-regenerating and least mature follicles are called primordial. The primordial follicles mature through primary, secondary and antral stages and ultimately ovulate. Once the primordial follicles have become depleted, ovarian failure occurs, which terminates reproductive capability. VCD causes specific loss of small ovarian follicles (both primordial and primary). Triptolide causes specific loss of growing follicles (secondary and antral). In males, triptolide exerts a significant suppression of male fertility by preventing sperm maturation and impairing the movement of sperm.

The safety and efficacy of VCD, triptolide, and ContraPest are supported by considerable evidence. VCD and triptolide are rapidly metabolized by the rat, limiting the possibility of bioaccumulation or effect on non-target species. Further, based on our toxicology studies, ContraPest should not cause rats to become ill, change behavior or become more susceptible to predation.

Furthermore, ContraPest is a contraceptive, not a sterilant. The average duration of infertility ranges from 77 to over 180 days.

Other Potential Products

We have begun work on new formulations of ContraPest – particularly solid and semi-solid variants. Although solid bait is not essential to our near-term plans, the non-liquid formulations may expand the potential uses of ContraPest as well as pave the way for future sales through retail stores. Our plan is to accelerate the reformulation process through partnerships with others in the industry that will be able to give us access to proven technologies, thus reducing potential development time.

Competition

Currently, we are unaware of any other non-lethal fertility control products targeting rats that are registered by the EPA. There is a non-registered product being sold online that claims to control rodent reproduction humanely.  We do not believe this is a product that can compete with us.

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

United States Review and Approval Processes

In the United States, the EPA regulates the sale, distribution and use of any pesticide under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). The EPA’s definition of a pesticide includes “any substance or mixture of substances intended for preventing, destroying, repelling, or mitigating any pest.” FIFRA defines a pest as “any insect, rodent, nematode, fungus, or weed.” To register a new product with the EPA, all active ingredients within the product must be registered with the EPA.

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

In addition to the EPA registration of ContraPest in the United States, we must obtain registration from the various state regulatory agencies prior to selling in each state. To date, we have received registration for ContraPest in all 50 states and the District of Columbia, 48 of which have approved the removal of the Restricted Use designation.

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

Personnel

As of December 31, 2021, we had 26 full-time employees and one part-time employee. Within our workforce, seven employees are engaged in research and development and 20 employees are engaged in sales, business development, finance, regulatory, human resources, facilities, information technology and general management and administration.

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

Where You Can Find Additional Information

We electronically file with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at www.senestech.com, free of charge, copies of these reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the SEC. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

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

Even following receipt of regulatory approval for ContraPest or future regulatory approval of our other product candidates, such products may not gain market acceptance. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including the following:

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

If any of our approved product candidates fail to achieve sufficient market acceptance, we will not be able to generate significant revenues or become profitable. The commercial success of ContraPest will depend on a number of factors, including the following:

●	the execution of our commercial strategy and the successful expansion of our commercial organization;

●	our success in educating end users about the benefits, administration and use of ContraPest;

●	the effectiveness of our own or our potential strategic partners’ marketing, sales and distribution strategy and operations;

●	convincing PMPs to deploy ContraPest in quantity as an enhancement to, or replacement of, their current strategy of rodenticide use;

●	continued refinement of our pricing strategy;

●	our ability to manufacture quantities of ContraPest using commercially acceptable processes and at a scale sufficient to meet anticipated demand and enable us to reduce our cost of manufacturing; and

●	a continued acceptable safety profile of ContraPest.

Many of these factors are beyond our control. If we are unable to successfully commercialize ContraPest, we may not be able to earn sufficient revenues or profits to continue our business.

We will require additional capital to fund our operations. Failure to obtain this necessary capital if needed may force us to delay, limit, or terminate our product development efforts or other operations.

Commercialization of ContraPest and developing further product candidates, including conducting experiments and field studies, obtaining and maintaining regulatory approval and commercializing any products approved for sale, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to continue and to increase in connection with our ongoing activities, particularly as we advance our commercialization activities. We may expand our operations, and as a result of many factors, some of which may be currently unknown to us, our expenses may be higher than expected. Securing additional financing may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, including ContraPest. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to take certain actions, including the following:

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

We continue to develop a functional infrastructure for the sales, marketing, and distribution of our products and the cost of establishing and maintaining such an infrastructure may exceed the cost-effectiveness of doing so. In order to market ContraPest and any other products that may be approved by the EPA and comparable foreign regulatory authorities, we must continue to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for which we would incur substantial costs. If we are unable to establish and maintain adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue to become profitable. Without an effective internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully.

Risks Regulations Have on Our Business

Regulatory approval processes of the EPA and comparable foreign regulatory authorities are lengthy, time-consuming and unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business may fail.

The EPA review process for a product with one or more new active ingredients typically takes approximately two years to complete and approval is never guaranteed. In addition, we continue to seek approvals to expand labels and use designations for ContraPest to broaden its market and usability. Our efforts could fail to receive marketing approval from the EPA or, with respect to ContraPest or our product candidates, from a comparable foreign regulatory authority for many reasons, including the following:

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

For instance, we have found it challenging to produce applicable stability test results for certain of our active ingredients, due in part to the small quantities used in the final product and continue to work with the EPA to develop appropriate biological or chemical measurements of product stability.  Because our data continue to demonstrate the long-term efficacy of ContraPest, we believe that the testing is a matter we will resolve.

If the EPA or comparable foreign regulatory authorities become aware of new information after approval of ContraPest or any other product candidate, or we are unable to adequately complete required testing and certification requirements, a number of potentially significant negative consequences could result, including the following:

●	we may be forced to suspend marketing of such product;

●	regulatory authorities may withdraw their approvals of such product after certain procedural requirements have been met;

●	regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of such product;

●	the EPA or other regulatory bodies may issue safety alerts, press releases or other communications containing warnings about such product;

●	the EPA may require the establishment or modification of restricted use, or a comparable foreign regulatory authority may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of our product and impose burdensome implementation requirements on us;

●	we may be required to change the way the product is administered or conduct additional trials;

●	we could be sued and held liable for harm caused;

●	we may be subject to litigation or product liability claims; and

●	our reputation may suffer.

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

We are actively working on a semi-solid product as well as an alternative dispenser. We also plan to continue work on a product to control fertility in mice. We cannot commercialize our product candidates in the United States without first obtaining regulatory approval for each product and each use pattern from the EPA or, if applicable, the Food and Drug Administration, or FDA, and from any related applicable state authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, the law requires that applicants demonstrate through laboratory and field studies and related data showing that the product candidate will perform its intended function without causing unreasonable adverse effects on the environment. The EPA or a comparable foreign regulatory authority may require more information, including additional data to support approval that may delay or prevent approval.

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

We believe that our success is highly dependent on our ability to attract and retain highly skilled and experienced sales, research and development, and other personnel. If one or more of our executive officers or key employees terminates employment or becomes disabled or experiences long-term illness, we may not be able to replace their expertise, fully integrate new personnel or replicate the prior working relationships, and the loss of their services might significantly delay or prevent the achievement of our research and development and business objectives. Qualified individuals with the breadth of skills and experience in our industry that we require are in high demand, and we may incur significant costs to attract them. Many of the other companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a more established history in the industry. They also may provide more diverse opportunities and better chances for career advancement. Our failure to attract and/or retain key personnel could impede the achievement of our research and development and commercialization objectives.

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

In addition, if our manufacturing operations fail or are disrupted for any reason, including because of labor, disasters, and/or equipment malfunctions, among others, our ability to timely produce ContraPest may be adversely affected, which would harm our sales and reputation. We only operate in a single location, which means we do not have back-up facilities to produce our products during a time when our manufacturing facility becomes unavailable.

We will need to expand our operations and grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2021, we had 26 full-time employees. As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, scientific and financial headcount and other resources. Our management, personnel, and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including the following:

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

We currently use one supplier for each of our two active ingredients, triptolide and VCD. Our ability to produce our product candidates would be disrupted if the operations of these suppliers are affected by a man made or natural disaster or other business interruption. Because triptolide is sourced from China and other Asian countries, we have a greater risk of supply interruption, including as a result of tariff and trade disputes, or disruptive events like the outbreak of COVID-19. The ultimate impact on our operations from any business interruption impacting us or any of our significant suppliers is unknown, but our operations and financial condition would likely suffer adverse consequences. Further, any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, results of operations, financial condition and cash flows from future prospects.

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

We may seek regulatory approval of our product candidates outside of the U.S. and, in that case, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including the following:

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

If our product candidates, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to take certain actions, including the following:

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

We face an inherent risk of product liability exposure related to the use of ContraPest and any of our other products. If we cannot successfully defend ourselves against claims from our product users, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in the following:

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

This Annual Report on Form 10-K for the year ended December 31, 2021 does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for smaller reporting companies. As a result, we have not yet fully assessed our internal control over financial reporting and are unable to assure that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting, or to avoid potential future material weaknesses.

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

We are making sales through our new e-Commerce tool, which depends on information technology systems and networks. We are also responsible for storing data relating to our customers and employees and rely on third party vendors for the storage, processing and transmission of personal and Company information. Consumers, lawmakers and consumer advocates alike are increasingly concerned over the security of personal information transmitted over the Internet, consumer identity theft and privacy. We do not control our third-party service providers and cannot guarantee that they have implemented reasonable security measures to protect our employees’ and customers’ identity and privacy, or that no electronic or physical computer break-ins or security breaches will occur in the future. Our systems and technology are vulnerable from time-to-time to damage, disruption or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security breaches, “hackers,” email blocking lists, computer viruses, power outages and other failures or disruptions outside of our control. A significant breach of customer, employee or Company data could damage our reputation and our relationship with customers, and could result in lost sales, sizable fines, significant breach-notification costs and lawsuits, as well as adversely affect our results of operations. We may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, or to comply with state, federal and international laws that may be enacted to address those threats.

Risks Related to our Capital Stock, Funding and Trading in our Stock

We have incurred significant operating losses every quarter since our inception and anticipate that we will continue to incur significant operating losses in the future.

Investment in product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to become commercially viable or gain regulatory approval. To date, we have financed our operations primarily through the sale of equity securities and debt financings as well as research grants. We have not generated sufficient revenue from product sales to date to achieve profitability . We continue to incur significant sales, marketing, research, development, and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception. For the years ended December 31, 2021 and 2020, we reported net losses of $8.3 million and $8.4 million, respectively. As of December 31, 2021, we had an accumulated deficit since inception of $112.5 million.

Since inception, we have dedicated a majority of our resources to the discovery and development and marketing of our proprietary product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we perform the following:

●	attempt to achieve market acceptance for our products;

●	continue to establish an infrastructure for the sales, marketing and distribution of ContraPest and any other product candidates for which we may receive regulatory approval;

●	scale up manufacturing processes and quantities for the commercialization of ContraPest and any other product candidates for which we receive regulatory approval;

●	continue the research and development of ContraPest and our other product candidates, including engaging in any necessary field studies;

●	seek regulatory approvals for ContraPest in various jurisdictions and for our other product candidates;

●	expand our research and development activities and advance the discovery and development programs for other product candidates;

●	maintain, expand and protect our intellectual property portfolio; and

●	add operational, financial and management information systems and personnel, including personnel to support our clinical development and commercialization efforts and operations as a public company.

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

We have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our financial statements as of December 31, 2021 and 2020 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm included in its opinion for the years ended December 31, 2021 and 2020 an explanatory paragraph referring to our net loss from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. If we encounter continued issues or delays in the commercialization of ContraPest or greater than anticipated expenses, our prior losses and expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

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

Our stock could be subject to wide fluctuation in response to many risk factors listed in this section, and others beyond our control, including the following:

●	market acceptance and commercialization of our products;

●	our being able to timely demonstrate achievement of milestones, including those related to revenue generation, cost control, cost effective source supply, and regulatory approvals;

●	our ability to remain listed on Nasdaq;

●	results and timing of our submissions with the regulatory authorities;

●	failure or discontinuation of any of our development programs;

●	regulatory developments or enforcements in the United States and non-U.S. countries with respect to our products or our competitors’ products;

●	failure to achieve pricing acceptable to the market;

●	regulatory actions with respect to our products or our competitors’ products;

●	actual or anticipated fluctuations in our financial condition and operating results or our continuing to sustain operating losses;

●	competition from existing products or new products that may emerge;

●	announcements by us or our competitors of significant acquisitions, strategic arrangements, joint ventures, collaborations or capital commitments;

●	issuance of new or updated research or reports by securities analysts;

●	announcement or expectation of additional financing efforts, particularly if our cash available for operations significantly decreases or if the financing efforts result in a price adjustment to certain outstanding warrants;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	entry by us into any material litigation or other proceedings;

●	sales of our Common Stock by us, our insiders, or our other stockholders;

●	exercise of outstanding warrants;

●	market conditions for equity securities; and

●	general economic and market conditions unrelated to our performance.

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

Future sales of a substantial number of shares of our Common Stock, or the perception that such sales will occur, could cause a decline in the market price of our Common Stock. This is particularly true if we sell our stock at a discount. As of March 29, 2022, we had 121,714 shares of our Common Stock subject to outstanding warrants that contain anti-dilution adjustments that provide for an adjustment to the exercise price for certain dilutive issuances of securities. If we offer or issue additional securities at a deemed price lower than the current exercise price of these outstanding warrants, these warrants will adjust pursuant to the price adjustment protection contained within these warrants. For example, our January 2020 registered direct offering resulted in an additional downward adjustment of the exercise price of these warrants from $19.00 per share to $7.126 per share and our inducement offering in October 2020 resulted in an additional downward adjustment of the exercise price of these warrants from $7.126 per share to $1.3659 per share. Any future issuance of Common Stock or securities convertible or exercisable into our Common Stock could cause a further downward adjustment of the exercise price of these warrants to the deemed issuance price if the issuance price is less than the exercise price of the warrants at the time of the new issuance.

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

Our Common Stock is listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. On March 2, 2022, we received a letter from the listing qualifications staff (the “Staff”) of Nasdaq providing notification that the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days and our common stock no longer meets the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have an initial period of 180 calendar days, or until August 29, 2022, to regain compliance. To regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before August 29, 2022.

In the event that we are unable to regain compliance with Rule 5550(a)(2) by August 29, 2022, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. Further, the liquidity of the shares of our Common Stock may be affected adversely by a reverse stock split given the reduced number of shares that are outstanding following a reverse stock split. In addition, a reverse stock split could increase the number of stockholders who own odd lots (less than 100 shares) of our Common Stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

In the event that we remain non-compliant with Rule 5550(a)(2), our Common Stock could be delisted from The Nasdaq Capital Market, which could have a material adverse effect on our financial condition and which could cause the value of our Common Stock to decline. If our Common Stock is not eligible for listing or quotation on another market or exchange, trading of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our Common Stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a national securities exchange.

The reverse stock split may decrease the liquidity of the shares of our Common Stock.

On February 20, 2020, we implemented a 1-for-20 reverse stock split of our common stock to regain compliance with the minimum bid price requirement of Nasdaq. The liquidity of the shares of our Common Stock may be affected adversely by the reverse stock split given the reduced number of shares that are outstanding following the reverse stock split. In addition, the reverse stock split increased the number of stockholders who own odd lots (less than 100 shares) of our Common Stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2021, our corporate headquarters is located in Phoenix, Arizona, where we lease and occupy approximately 5,529 square feet of office space pursuant to a lease that commenced on December 1, 2019 and expires on November 30, 2024. Also, as of December 31, 2021, our manufacturing facility occupied a separate facility in Phoenix, Arizona, where we lease and occupy approximately 5,105 square feet of space. The lease for our manufacturing facility commenced on August 1, 2020 and expires on November 30, 2024. We believe that our existing facilities are adequate and meet our current needs for business, manufacturing and research.

Item 3. Legal Proceedings.

Information regarding our legal proceedings is discussed in Note 13 to our financial statements, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “SNES.” Our common stock was initially listed for trading on the Nasdaq Capital Market on December 8, 2016.

Holders

As of March 29, 2022, there were approximately 696 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of beneficial owners represented by these holders of record.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company

We withhold shares of common stock in connection with the vesting of restricted stock units to satisfy required tax withholding obligations when they occur. There were no purchases of our equity securities during the 12 months ended December 31, 2021.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections of this report titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

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

As of December 31, 2021, we had received net proceeds of $84.3 million from our sales of common stock, preferred stock and issuance of convertible and other promissory notes, an aggregate of $1.7 million from research grants and licensing fees and an aggregate of $1.5 million in product sales. At December 31, 2021, we had an accumulated deficit of $112.5 million and cash and cash equivalents of $9.3 million.

On April 15, 2020, we also received cash proceeds of $645,700 from the Paycheck Protection Program (or “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We used the proceeds from the PPP Loan to retain employees, maintain payroll and make lease, interest and utility payments. On June 18, 2021, the Company received notification from BMO Harris Bank National Association as the lender in a promissory note pursuant to the CARES Act, that such loan was forgiven in full under the terms of the program.

We have incurred significant operating losses every year since our inception. Our net losses were $8.3 million and $8.4 million for the years ended December 31, 2021 and 2020, respectively. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

We will need additional funding to continue to fund our operations, achieve profitability and become cash flow positive, we will continue to seek additional financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

While it is difficult to measure the effect and impact of the COVID-19 pandemic on revenue for the years ended December 31, 2021 and December 31, 2020, the travel and other restrictions that started in March 2020 resulted in a significant slowdown in our proof-of-concept field studies and sales efforts. While we were able to resume field studies in some important projects by mid-year 2020 and initially believed that we would re-start all our most significant field studies as we obtained limited waivers of certain travel bans, we still have delays on certain projects that might remain on hold until certain businesses and government entities return to more normal operations. Continued delays or new restrictions on travel or operations as a result of new outbreaks and variants could impact our results in future quarters. Initially, we believed that pest control would continue through the COVID-19 pandemic as a necessity and we were and have been able to maintain our manufacturing with cautionary, best practices put in place. However, we have concerns about distributor, pest control operator and individual consumer spending as restrictive measures related to the COVID-19 pandemic continue. Extended stay at home orders across the world, whether imposed by governments or individual businesses, have impeded our ability to communicate with current and prospective customers, potentially reducing sales until the orders are lifted. In addition, federal, state and municipal budgets continue to be severely strained as a result of the COVID-19 pandemic. This may delay or impede their ability to make near term purchases of our products. While we have stocked certain long lead time inventory raw material ingredients, any prolonged impact on the suppliers we rely on for the purchase of these items by the COVID-19 pandemic could impact future manufacturing operations.

We have historically utilized, and intend to continue to utilize, various forms of stock-based awards in order to hire, retain and motivate talented employees, consultants and directors and encourage them to devote their best efforts to our business and financial success. In addition, we believe that our ability to grant stock-based awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our employees, consultants and directors with the financial interests of our stockholders. As a result, a significant portion of our operating expenses includes stock-based compensation expense. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy. Specifically, our stock-based compensation expense for the year ended December 31, 2021 and December 31, 2020 was $0.8 million and $0.6 million, respectively, which represented 8.3% and 8.1%, respectively, of our total operating expenses for those periods.

Components of our Results of Operations

Grant Revenue

Grant revenue is comprised entirely of grant funding provided by the City of Phoenix, Arizona for jobs created and new employee training in the City of Phoenix, Arizona during the years ended December 31, 2021 and December 31, 2020.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of ContraPest and our other product candidates, which costs include:

●	employee related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged in research and development functions, including that portion of manufacturing not included in cost of goods sold;

●	expenses incurred in connection with the development of our product candidates including related regulatory and production expenses; and

●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies.

We expense research and development costs as incurred.

We continue to investigate other applications of our core technology to other product candidates and modifications to our existing products to expand usability, which includes laboratory tests and academic collaborations. We also continue to develop our supply chain, particularly identifying and improving our sourcing of triptolide, a key active ingredient for our product candidates. At this time, we cannot reasonably estimate the costs for further development of ContraPest or the cost associated with the development of any of our other product candidates.

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

We plan to continue to utilize various forms of stock-based compensation awards to attract and retain qualified employees. As a result, we anticipate that stock-based compensation expense will continue to represent a significant portion of our selling, general and administrative expenses for the foreseeable future.

Interest Income

Interest income consists primarily of interest income earned on cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest accrued on our finance lease and note commitments.

Other Income (Expense), Net

Other income (expense), net, consists primarily of any recognized gains or losses related to the sale of fixed assets. In the year ended December 31, 2021, other income also included the reversal of a payroll benefits accrual from 2019 that was reversed as the liability period had expired.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the years ended December 31, 2021 and December 31, 2020 has been affected by the valuation allowance on the Company’s deferred tax assets.

The Company has not recorded any U.S. federal or state income tax benefits for our net operating losses incurred since inception or for our research and development tax credits generated to date, due to the uncertainty regarding our ability to realize a benefit from these tax attributes in the future. Based on tax return activity through December 31, 2021, the Company has federal and state net operating loss carryforwards of approximately $77.2 million and $63.7 million, respectively, not considering any potential Internal Revenue Code of 1986 (“IRC”) Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2029, unless previously utilized. The state loss carryforwards expire in 2041, unless previously utilized. Included in the $77.2 million of federal loss carryforwards are approximately $32.7 million of net operating losses that do not expire due to the tax law changes promulgated in conjunction with the Tax Cuts and Jobs Act of 2017.

Additionally, the utilization of the net operating loss carryforwards is subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code od 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383. results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not conducted an analysis of an ownership change under section 382. To the extent that a study is completed and an ownership change is deemed to occur, the Company’s net operating losses could be limited

During the quarter ended June 30, 2021, the Company received notification that a loan to the Company under the Paycheck Protection Program (the “PPP”) in the amount of approximately $646 thousand was forgiven in full pursuant to the PPP program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Section 1106(i) of the CARES Act specifically requires taxpayers to exclude canceled indebtedness from PPP loans from gross income, and accordingly, the debt forgiveness amount is nontaxable to the Company. Subsequent to the passage of the CARES Act, the IRS issued Notice 2020-32, which precludes a deduction for an expense that would otherwise be deductible if the payment results in the forgiveness of a loan, thereby preventing entities from claiming a double tax benefit on the qualifying expenses for PPP loans. On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was signed into law, which reverses existing IRS guidance provided in Notice 2020-32 by allowing taxpayers to fully deduct any business expenses, regardless of whether the expense was paid for using forgiven PPP loan proceeds. None of the other provisions of the CARES Act or CAA had a material impact to the Company’s tax accounts.

Comparison of the Years December 31, 2021 to 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

SENESTECH, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

	For the Years
	Ended December 31,
	2021	2020

Revenue:
Grant revenue	$24	$24
Sales	576	258
Total revenue	600	282

Cost of sales	356	281
Gross profit	244	1

Operating expenses:
Research and development	1,954	1,494
Selling, general and administrative	7,224	6,440
Total operating expenses	9,178	7,934

Net operating loss	(8,934)	(7,933)

Other income (expense):
Interest income	4	3
Interest expense	(11)	(28)
Payroll Protection Program loan forgiveness	673	-
Other income	-	21
Total other income	666	(4)

Net loss and comprehensive loss	(8,268)	(7,937)
Deemed dividend-warrant price protection-revaluation adjustment	-	436
Net loss attributable to common shareholders	$(8,268)	$(8,373)

Weighted average common shares outstanding - basic and fully diluted	11,191,814	3,006,475

Net loss per common share - basic and fully diluted	$(0.74)	$(2.78)

Grant Revenue

Grant revenue for the years ended December 31, 2021 and December 31, 2020 was $24,000and was granted for jobs created and related new employee training in the City of Phoenix, Arizona during the 12 months ended December 31, 2021 and December 31, 2020.

Sales

Sales, shown net of sales discounts and promotions, were $576,000 for the year ended December 31, 2021, compared to $258,000 for year ended December 31, 2020. Sales increased by $318,000 in 2021 due, in part, to the continued focus of our internet sales initiatives, augmenting our existing pull through sales strategy, where demand from the consumer market encourages, or pulls, resellers and pest management professionals to offer our products, as well as enhanced strategic partnerships and collaborations with key distributors and PMPs. While these initiatives continue to progress, we believe the benefits of these initiatives continue to be impacted by reduced spending by customers due to the COVID-19 pandemic.

Cost of Sales

Cost of sales was $356,000, or 61.8% of sales, exclusive of grant revenue for the year ended December 31, 2021, compared to $281,000, or 108.9% of sales, exclusive of grant revenue for the year ended December 31, 2020. The increase in cost of sales of $75,000 in 2021 is primarily due to higher sales volume offset by lower reserves for obsolete product delivery system supplies of $119,000 and higher scrap expense in 2020. Without the reserve for delivery system supplies, cost of sales for the year ended December 31, 2020 would have been $162,000, or 62.8% of sales.

Gross Profit

Gross profit for the year ended December 31, 2021 was $244,000, or 42.4% of sales, compared to a gross profit of $1,000, or less than 1% of sales, for the year ended December 31, 2020. The increase in gross profit was primarily due to increased sales and the impact of a reserve for obsolete product delivery system supplies of $119,000 recorded in the year ended December 31, 2020. Gross profit for the year ended December 31, 2020 would have been $120,000, or 42.6% of sales, without this reserve.

Research and Development Expenses

	Years Ended December 31,		Increase
	2021	2020	(Decrease)
	(in thousands)
Direct research and development expenses:
Personnel related (including stock-based compensation)	$847	$604	$243
Professional fees	371	209	162
Facility related	99	167	(68)
Other	637	514	123
Total research and development expenses	$ 1, 954	$1,494	$460

Research and development expenses were $2.0 million for the year ended December 31, 2021, compared to $1.5 million for the year ended December 31, 2020. The $460,000 increase in research and development expenses was primarily due to an increase in manufacturing personnel-related costs of $243,000, an increase in professional fees of $162,000, a decrease in facility related expenses of $68,000 and an increase in other research and development expenses of $123,000.

The increase in manufacturing personnel-related costs relative to the same period of 2020, which was impacted by the COVID-19 pandemic, in addition to increases in manufacturing and regulatory headcount to meet current and future demand.

The increase in professional fees expenses of $162,000 in the year ended December 31, 2021 compared to the same period in 2020 was primarily due to increased regulatory legal expenses and expenses related to field and regulatory compliance studies.

Facility-related expenses decreased $68,000 primarily due to the expiration of a facility lease of 7,632 square feet of manufacturing space in Flagstaff, Arizona at December 31, 2020 as discussed in Note 13 - Commitments and Contingencies to our financial statements included elsewhere in this Annual Report on Form 10-K.

The year over year increase in other research and development expenses of $123,000 was primarily due to increased expenses related to field and regulatory compliance studies and increased shipping expenses due to higher sales volume during the period.

Selling, General and Administrative Expenses

	Years Ended December 31,		Increase
	2021	2020	(Decrease)
	(in thousands)
Direct selling, general and administrative expenses:
Personnel related (including stock-based compensation)	$3,940	$3,516	$424
Professional fees	1,179	1,318	(139)
Facility-related	156	173	(17)
Other	1,949	1,433	516
Total selling, general and administrative expenses	$7,224	$6,440	$784

Selling, general and administrative expenses were $7.2 million for the year ended December 31, 2021, compared to $6.4 million for the year ended December 31, 2020. The increase of $784,000 in selling, general and administrative expenses was primarily due to an increase of $424,000 in net salary costs, including stock compensation expenses and an increase in other selling, general and administrative expenses of $516,000, offset by a $139,000 reduction in professional fees and a reduction in facility related costs of $17,000.

Net salaries and wages for the year ended December 31, 2021 were $424,000 higher than the same period in 2020, primarily due to recognition of incentive compensation expense for employees of $362,000 and increased stock compensation due to the issuance of certain common stock option awards of $125,000 offset by net headcount reductions in selling and marketing positions due to hiring delays.

The reduction in professional fees was primarily due to reduced legal expenses related to a litigation settlement incurred in the year ended December 31, 2020 that were not incurred in the same period of 2021, partially offset by an increase in professional services expenses relating to legal patent registration filings in the year ended December 31, 2021.

The increase in other selling, general and administrative expenses of $516,000 from $1.4 million for the year ended December 31, 2020 to $1.9 million for the year ended December 31, 2021 was primarily due to an increase in marketing expenses of $386,000 as a result of costs associated with rebranding activities to highlight our commercial focus and continued on-line marketing program expansion, an increase in travel expenses of $84,000 as a direct result of eased COVID-19 travel restrictions in 2021 that were put in place at the end of March 2020, and an increase in director and officer and other insurance premiums of $75,000, offset by reduced depreciation expense due to certain assets becoming fully depreciated after December 31, 2020.

The decrease in facilities related expenses of $17,000 to $156,000 for the year ended December 31, 2021 from $173,000 for the year ended December 31, 2020 is a direct result of the expiration of a facility lease of 7,632 square feet of manufacturing space in Flagstaff, Arizona at December 31, 2020.

Interest Income/Expense, Net

We recorded $7,000 of interest expense, net for the year ended December 31, 2021, as opposed to interest expense, net of $25,000 for the year ended December 31, 2020. The decrease in interest expense, net of $18,000 was a result of reduced interest expense as a result of finance leases and promissory notes that expired during the year ended December 31, 2021 and increased interest income for the year ended December 31, 2021 as a result of higher investments in cash invested in money market accounts.

Paycheck Protection Program Loan Forgiveness

PPP loan forgiveness income for the year ended December 31, 2021 represents the forgiveness of a promissory note pursuant to the PPP under the CARES Act that we secured under this program

Other Income (Expense), Net

We recorded $21,000 of other income (expense), net for each of the years ended December 31, 2021 and December 31, 2020. Other income (expense), net for the year ended December 31, 2021 primarily represented a payroll benefits accrual from 2019 that was reversed as the liability period had expired. Other income (expense), net for the year ended December 31, 2020 primarily represented income recognized for gains on sale of certain fixed assets during the year.

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

Through December 31, 2021, we had received net proceeds of $84.3 million from our sales of common stock, preferred stock and issuance of convertible and other promissory notes, an aggregate of $1.7 million from research grants and licensing fees and an aggregate of $1.5 million in product sales. At December 31, 2021, we had an accumulated deficit of $112.5 million and cash and cash equivalents of $9.3 million.

As discussed in Note 8 - Borrowings of our Notes to Financial Statements included elsewhere in this Annual Report on Form 10-K, on April 15, 2020, we received cash proceeds of $645,700 from the PPP of the CARES Act. We used the proceeds from the PPP loan to retain employees, maintain payroll and make lease, interest and utility payments. This loan was fully forgiven under terms of the PPP on June 14, 2021.

Our ultimate success depends upon the outcome of a combination of factors, including the following: (i) successful commercialization of ContraPest and maintaining and obtaining regulatory approval of our products and product candidates; (ii) market acceptance, commercial viability and profitability of ContraPest and other products; (iii) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development; (v) the ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.

Based upon our current operating plan, we expect that cash and cash equivalents at December 31, 2021, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 12 months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next 12 months, and we are unable to raise the necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

Additional Funding Requirements

We expect our expenses to continue or increase in connection with our ongoing activities, particularly as we focus on marketing and sales of ContraPest. Further, the COVID-19 pandemic will likely continue to delay the completion of field studies and achievement of sales, which will further increase our need for financing. In addition, we will continue to incur costs associated with operating as a public company.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the years presented:

	Year Ended December 31,
	2021	2020

Cash used in operating activities	$(7,779)	$(7,108)
Cash used in investing activities	(99)	(67)
Cash provided by financing activities	13,561	8,882
Net increase (decrease) in cash and cash equivalents	$5,683	$1,707

Operating Activities.

During the year ended December 31, 2021, operating activities used $7.8 million of cash, primarily resulting from our net loss of $8.3 million, offset by changes in our operating assets and liabilities of $0.1 million and non-cash charges of $0.4 million. Our net loss was primarily attributed to research and development activities and our selling, general and administrative expenses, as we generated limited product sales and grant revenue during the year. Net cash generated by changes in our operating assets and liabilities for the year ended December 31, 2021 consisted primarily of a $215,000 increase in accrued expenses and accounts payable and a decrease in other assets of $12,000, offset by increases in net inventories of $56,000, prepaid expenses of $52,000 and a net increase in accounts receivable-trade of $52,000.

During the year ended December 31, 2020, operating activities used $7.1 million of cash, primarily resulting from our net loss of $7.9 million and changes in our operating assets and liabilities of $0.1 million offset by non-cash charges of $0.9 million. Our net loss was primarily attributed to research and development activities and our selling, general and administrative expenses, as we generated limited product sales and no research grant and licensing revenue during the year. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted primarily of a decrease in accrued expenses and accounts payable of $524,000 offset by a decrease in prepaid expenses of $79,000, a decrease in inventories of $235,000 and a net increase in accounts receivable and other assets of $127,000.

Investing Activities

During the year ended December 31, 2021, we used $99,000 of cash in investing activities, which consisted of $100,000 for the purchases of property and equipment, offset by $1,000 of cash received on the sales of property and equipment.

During the year ended December 31, 2020, we used $67,000 of cash in investing activities, which consisted of $114,000 for the purchases of property and equipment, offset by $47,000 of cash received on the sales of property and equipment.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $13.6 million as a result of $12.4 million in net proceeds from the issuance of common stock and $1.3 million in proceeds from warrant exercises, partially offset by $135,000 of repayments related to notes payable and finance lease obligations.

During the year ended December 31, 2020, net cash provided by financing activities was $8.9 million as a result of $5.7 million in net proceeds from the issuance of common stock, $2.6 million in proceeds from warrant exercises and $646,000 from the issuance of notes payable, partially offset by $110,000 of repayments related to notes payable, finance lease obligations and payment of employee withholding taxes related to share-based awards.

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

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, we recognize revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition (“ASC 605”). Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of the fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The performance obligations identified by us under ASC 606 are straightforward and similar to the unit of account and performance obligation determination under ASC Topic 605, Revenue Recognition.

We recognize revenue when product is shipped at a fixed selling price on payment terms of 30 to 120 days from invoicing. We recognize other revenue earned from pilot studies, consulting and implementation services upon the performance of specific services under the respective service contract.

We derive revenue primarily from commercial sales of products, net of discounts and promotions, as well as consulting and implementation services provided in conjunction with our product deployments.

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

We recorded stock-based compensation expense of approximately $765,000 and $645,000 for the years ended December 31, 2021 and 2020, respectively. We expect to continue to grant stock options and other equity-based awards, such as restricted stock units, in the future and to continue to recognize stock-based compensation expense in future periods.

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

	Years Ended December 31,
	2021	2020
	(In thousands)
Selling, general and administrative expenses	$762	$636
Research and development expense	3	9
Total stock-based compensation expense	$765	$645

The intrinsic value of stock options outstanding as of December 31, 2021 is $0.

Off-Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

SENESTECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SenesTech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SenesTech, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 1 to the financial statements, the Company had a going concern due to a continual net loss, stockholders’ deficiency and cash used in operations.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluate the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX March 29, 2022

SENESTECH, INC.

BALANCE SHEETS

(In thousands, except shares and per share data)

	December 31,	December 31,
	2021	2020
ASSETS

Current assets:
Cash	$9,326	$3,643
Accounts receivable trade, net	77	25
Prepaid expenses	230	178
Inventory	1,001	945
Deposits	22	28
Total current assets	10,656	4,819

Right to use asset-operating leases	511	665
Property and equipment, net	334	538
Total assets	$11,501	$6,022

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$32	$98
Accounts payable	333	404
Accrued expenses	578	292
Total current liabilities	943	794

Long-term debt, net	-	673
Operating lease liability	523	671
Total liabilities	1,466	2,138

Commitments and contingencies (See note 13)	-	-

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,207,283 and 5,099,512 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	12	5
Additional paid-in capital	122,531	108,119
Accumulated deficit	(112,508)	(104,240)
Total stockholders’ equity	10,035	3,884

Total liabilities and stockholders’ equity	$11,501	$6,022

The accompanying notes are an integral part of these financial statements.

SENESTECH, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

	For the Years
	Ended December 31,
	2021	2020

Revenue:
Grant revenue	$24	$24
Sales	576	258
Total revenue	600	282

Cost of sales	356	281
Gross profit	244	1

Operating expenses:
Research and development	1,954	1,494
Selling, general and administrative	7,224	6,440
Total operating expenses	9,178	7,934

Net operating loss	(8,934)	(7,933)

Other income (expense):
Interest income	4	3
Interest expense	(11)	(28)
Payroll Protection Program loan forgiveness	673	-
Other income	-	21
Total other income	666	(4)

Net loss and comprehensive loss	(8,268)	(7,937)
Deemed dividend-warrant price protection-revaluation adjustment	-	436
Net loss attributable to common shareholders	$(8,268)	$(8,373)

Weighted average common shares outstanding - basic and fully diluted	11,191,814	3,006,475

Net loss per common share - basic and fully diluted	$(0.74)	$(2.78)

The accompanying notes are an integral part of these financial statements.

SENESTECH, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares and per share data)

For The Years Ended December 31, 2020 and 2021			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2019	1,414,671	$1	$98,433	$(95,867)	$2,567

Stock based compensation	-	-	645	-	645
Issuance of common stock, sold for cash, net	1,928,180	2	5,739	-	5,741
Issuance of common stock upon exercise of warrants, net	1,700,680	2	2,628	-	2,630
Issuance of common stock upon cashless exercise of warrants	51,414	-	238	-	238
Issuance costs of common stock for services	4,543	-	-	-	-
Issuance of common stock for fractional shares-20-1 reverse split	24	-	-	-	-
Warrant antidilution price protection adjustment	-	-	436	-	436
Net loss for the year ended December 31, 2020	-	-	-	(8,373)	(8,373)
Balance, December 31, 2020	5,099,512	$5	$108,119	$(104,240)	$3,884

Stock based compensation	-	-	765	-	765
Issuance costs of common stock for service	20,951	-	-	-
Issuance of common stock, sold for cash, net	6,163,854	6	12,415	-	12,421
Issuance of common stock upon exercise of warrants	922,966	1	1,249	-	1,250
Shares forfeited for payment of employee withholding taxes related to share based awards	-	-	(17)	-	(17)
Net loss for the year ended December 31, 2021	-	-	-	(8,268)	(8,268)
Balance, December 31, 2021	12,207,283	$12	$122,531	$(112,508)	$10,035

The accompanying notes are an integral part of these financial statements.

SENESTECH, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years
	Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,268)	$(7,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	303	288
Stock-based compensation	765	645
Paycheck Protection Program loan forgiveness	(646)	-
Gain on sale of equipment	-	(21)
(Increase) decrease in current assets:
Accounts receivable - trade	(52)	1
Accounts receivable - other	-	123
Other assets	12	11
Prepaid expenses	(52)	79
Inventory	(56)	235
Deposits		(8)
Increase (decrease) in current liabilities:
Accounts payable	(71)	139
Accrued expenses	286	(663)
Net cash used in operating activities	(7,779)	(7,108)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received on sale of property and equipment	1	47
Purchase of property and equipment	(100)	(114)
Net cash provided by (used in) investing activities	(99)	(67)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	12,421	5,741
Proceeds from the issuance of notes payable	-	646
Repayments of notes payable	(39)	(73)
Repayments of finance lease obligations	(54)	(62)
Proceeds from the exercise of warrants	1,250	2,630
Payment of employee withholding taxes related to share based awards	(17)	-
Net cash provided by financing activities	13,561	8,882

NET CHANGE IN CASH	5,683	1,707
CASH AT BEGINNING OF PERIOD	3,643	1,936
CASH AT END OF PERIOD	$9,326	$3,643

SUPPLEMENTAL INFORMATION:
Interest paid	$11	$28
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of accrual in warrant exercise	$-	$238
Deemed dividend	$-	$436

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

In addition to the EPA registration of ContraPest in the United States, we must obtain registration from the various state regulatory agencies prior to selling in each state. To date, we have received registration for ContraPest in all 50 states and the District of Columbia, 48 of which have approved the removal of the Restricted Use designation.

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

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Organization and Description of Business – (continued)

Going Concern

Although our audited financial statements for the years ended December 31, 2021 and December 31, 2020 were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the years ended December 31, 2021 and December 31, 2020 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, we have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we encounter continued issues or delays in the commercialization of ContraPest, our prior losses and expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through additional financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.

Need for Additional Capital

Since our inception, we have sustained significant operating losses in the course of our research and development and commercialization activities and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under our former license agreement with Neogen. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock. See Note 9 Common Stock Warrants and Common Stock Warrant Liability for a description of our public equity sales.

We have also raised capital through debt financing, consisting primarily of convertible notes and government loan programs, and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees.

Through December 31, 2021, we had received net proceeds of $84.3 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $1.5 million in net product sales. At December 31, 2021, we had an accumulated deficit of $112.5 million and cash and cash equivalents of $9.3 million.

As discussed in Note 8 - Borrowings on April 15, 2020, we received cash proceeds of $645,700 from the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We used the proceeds from the PPP loan to retain employees, maintain payroll and make lease, interest and utility payments. This loan was fully forgiven, under terms of the PPP, on June 14, 2021.

Our ultimate success depends upon the outcome of a combination of factors, including the following: (i) successful commercialization of ContraPest and maintaining and obtaining regulatory approval of our products and product candidates; (ii) market acceptance, commercial viability and profitability of ContraPest and other products; (iii) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development; (v) the ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.

Based upon our current operating plan, we expect that cash and cash equivalents at December 31, 2021, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 12 months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next 12 months, and we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

Major Customer

We did not have any customers that accounted for 10% or more of sales for the year ended December 31, 2021. We did have one major customer that accounted for approximately $44, or 15% of sales, for the year ended December 31, 2020. We expect to maintain the relationships with these customers.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The significant estimates in our financial statements include the valuation of preferred stock, if issued, common stock and related warrants, and other stock-based awards. Actual results could differ from such estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

Cash and Cash Equivalents

We consider money market fund investments to be cash equivalents. We had cash equivalents in the form of money market fund investment of $8,800 and $1,500 at December 31, 2021 and December 31, 2020, respectively, included in cash as reported.

Accounts Receivable-Trade

Accounts receivable-trade consist primarily of receivables from customers. We provide an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. We did not have any allowance for doubtful trade receivables at December 31, 2021 or at December 31, 2020.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work in progress and finished goods. Raw materials are stocked to reduce the risk of impact on manufacturing for potential supply interruptions due to the COVID-19 pandemic or long lead times on certain ingredients.

Reserves for obsolete inventory consist of reserves primarily related to obsolete product containers and delivery systems.

Components of inventory are:

	December 31,
	2021	2020
Raw materials	$937	$950
Work in progress	5	24
Finished goods	88	94
Total inventory	1,030	1,068
Less:
Reserve for obsolete	(29)	(123)
Total net inventory	$1,001	$945

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require long-lived assets or asset groups to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated from the use of the asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, such as discounted cash flow models and the use of third- party independent appraisals. We have not recorded an impairment of long-lived assets since our inception.

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, we recognize revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

We recognize revenue when product is shipped at a fixed selling price on payment terms of 30 to 120 days from invoicing. We recognize other revenue earned from pilot studies, consulting and implementation services upon the performance of specific services under the respective service contract.

We derive revenue primarily from commercial sales of products, net of discounts and promotions, as well as consulting and implementation services provided in conjunction with our product deployments.

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

Stock-based Compensation

Stock-based awards, consisting of stock options and restricted stock units expected to be settled in shares of our common stock, are recorded as equity awards. The grant date fair value of these awards is measured using the Black-Scholes option pricing model for stock options and grant date market value for restricted stock units. We expense the grant date fair value of our stock-based awards on a straight-line basis over their respective vesting periods.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies – (continued)

The stock-based compensation expense recorded for the 12 months ended December 31, 2021 and 2020, is as follows:

	Years Ended December 31,
	2021	2020

Research and development	$3	$9
General and administrative	762	636
Total stock-based compensation expense	$765	$645

See Note 11 – Stock-Based Compensation for additional discussion on stock-based compensation.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities and net operating loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. These deferred tax assets are subject to periodic assessments as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recorded which would increase the provision for income taxes. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. We currently maintain a full valuation allowance against its deferred tax assets.

We apply a more-likely-than-not recognition threshold for all tax uncertainties. Only those benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities are recognized. Based on our evaluation, we have concluded there are no significant uncertain tax positions requiring recognition in our financial statements.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of December 31, 2021 or December 31, 2020 and as such, no interest or penalties were recorded in income tax expense.

Comprehensive Loss

Net loss and comprehensive loss were the same for all periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying financial statements.

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, restricted stock units and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the years ended December 31, 2021 and 2020. Therefore, basic and diluted loss per share attributable to common stockholders was the same for all periods presented.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies – (continued)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	December 31,
	2021	2020
Common stock purchase warrants	4,531,447	2,582,697
Restricted stock unit	667	32,072
Common stock options	1,087,820	496,471
Total	5,619,934	3,111,240

Accounting Standards Issued but Not Yet Adopted

There have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our condensed consolidated financial statements.

3. Fair Value Measurements

We issued common stock warrants to purchase shares of common stock in June of 2015 (see Note 9 - Common Stock Warrants and Common Stock Warrant Liability) that expired in June of 2020. These warrants contained a cash settlement provision that resulted in a common stock warrant liability that was revalued at the end of each reporting period.

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

Level 1—	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2—	Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3—	Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

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

Our common stock warrant liabilities were classified as Level 3 because there was limited activity or less transparency around the inputs to valuation.

Financial Instruments Not Carried at Fair Value

The carrying amounts of our financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short maturities. The estimated fair value of the long-term debt, not recorded at fair value, are recorded at cost or amortized cost, which was deemed to estimate fair value.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

4. Credit Risk

We are potentially subject to concentrations of credit risk in our accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising our customer base. However, we did identify a potentially uncollectable account at December 31, 2019 and maintained a reserve for this receivable balance of $123. At December 31, 2020, the account was deemed uncollectable and offset against the reserve. At December 31, 2021, we did have two customers that accounted for 33% of total receivables. We deemed these accounts fully collectable. We did not have any potentially uncollectable accounts at December 31, 2021 and therefore, did not record a reserve for uncollectable accounts at December 31, 2021. We do not require collateral or other securities to support its accounts receivable.

5. Prepaid expenses

Prepaid expenses consisted of the following:

	December 31,
	2021	2020
Director, officer and other insurance	$109	$18
Marketing programs and conferences	66	106
Patents	41	-
Legal retainer	-	25
Professional service retainer	-	8
Rent	-	18
Engineering, software licenses and other	14	3
Total prepaid expenses	$230	$178

6. Property and Equipment

Property and equipment, net consisted of the following:

		December 31,
	Useful Life	2021	2020
Research and development equipment	5 years	$1,425	$1,397
Office and computer equipment	3 years	762	733
Autos	5 years	54	54
Furniture and fixtures	7 years	41	41
Leasehold improvements	*	112	283
Construction in progress		45	115
		2,439	2,623
Less accumulated depreciation and amortization		2,105	2,085
Total property and equipment		$334	$538

*	Shorter of lease term or estimated useful life

(1)	For the years ended December 31, 2021 and December 31, 2020, we received net proceeds of $1 and $47 in the sale of research and development equipment and office and computer equipment, respectively, resulting in gains on the sale of these assets of $0 and $21 for the years ended December 31, 2021 and December 31, 2020, respectively.

Depreciation and amortization expense was approximately $303 and $288 for the years ended December 31, 2021 and 2020, respectively.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2021	2020
Compensation, severance and related benefits	$524	$218
Legal services	17	-
Product warranty	18	-
Personal property and franchise tax	5	57
Other	14	17
Total accrued expenses	$578	$292

8. Borrowings

A summary of our borrowings, including finance lease obligations, was as follows:

	At December 31,
	2021	2020
Short-term debt:
Current portion of long-term debt	$32	$98
Total short-term debt	$32	$98
Long-term debt:
Finance lease obligations	$-	$79
Other unsecured promissory notes	-	692
Total	-	771
Less: current portion of long-term debt	32	98
Total long-term debt	$-	$673

Finance Lease Obligations

Finance lease obligations at December 31, 2021 was for manufacturing equipment leased through ENGS Commercial Finance Co. This finance lease expires on April 18, 2022 and carries an interest rate of 11.4%.

Other Promissory Notes

Also included in the table above is a note payable to Fidelity Capital for the financing of a computing fixed asset. This note expires on July 1, 2022 and carries interest rate of 13.3%.

On June 18, 2021, we received notification from BMO Harris Bank National Association as the lender in a promissory note pursuant to the PPP under the CARES Act, that a loan to us under this program in the amount of $645,700 was forgiven in full under the terms of the program. The forgiveness of this note and related interest was recorded as other income on the Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

9. Common Stock Warrants and Common Stock Warrant Liability

The table below summarizes common stock warrant activity for the years ended December 31, 2021and December 31, 2020, by warrant type.l

Issue Date	Warrant Type	Term Date	Exercise Price		Balance December 31, 2019	Issued	Exercised	Expired	Balance December 31, 2020	Issued	Exercised	Expired	Balance December 31, 2021

2016 and prior	Various	Various-2020/2021	Various		17,059	-	(9,375)	(7,684)	-	-	-	-	-

November 21, 2017	Common Stock Offering Warrants	November 21, 2022	$1.3659	(1)	143,501	-	-	-	143,501	-	(21,787)	-	121,714

November 21, 2017	Dealer Manager Warrants	November 21, 2022	$30.00		47,250	-	(47,250)	-	-	-	-	-	-

June 20, 2018	Warrant Reissue	December 20, 2023	$36.40		56,696	-	-	-	56,696	-	-	-	56,696

August 13, 2018	Rights Offering Warrants	July 25, 2023	$23.00		202,943	-	-	-	202,943	-	(499)	-	202,444

August 13, 2018	Dealer Manager Warrants	August 13, 2023	$34.50		13,393	-	-	-	13,393	-	-	-	13,393

July 16, 2019	Dealer Manager Warrants	July 11, 2024	$33.75		8,334	-	-	-	8,334	-	-	-	8,334

January 28, 2020	Registered Direct Offering	July 28, 2025	$9.00		-	177,500	-	-	177,500	-	-	-	177,500

January 28, 2020	Dealer Manager Warrants	July 28, 2025	$10.00		-	13,315	-	-	13,315	-	-	-	13,315

March 6, 2020	Registered Direct Offering	September 8, 2025	$2.88		-	176,372	(176,372)	-	-	-	-	-	-

March 6, 2020	Dealer Manager Warrants	March 4, 2025	$3.76		-	13,228	-	-	13,228	-	-	-	13,228

April 21, 2020	Dealer Manager Warrants	April 21, 2025	$3.97		-	118,073	-	-	118,073	-	-	-	118,073

April 24, 2020	Registered Direct Offering	April 24, 2025	$3.05		-	1,574,308	(1,524,308)	-	50,000	-	-	-	50,000

October 26, 2020	Private Warrant Inducement	April 27, 2026	$1.73		-	1,700,680			1,700,680	-	(700,680)	-	1,000,000

October 26, 2020	Dealer Manager Warrants	April 27, 2026	$2.16		-	85,034			85,034	-	-	-	85,034

February 2, 2021	Private Placement Agreement	August 2, 2026	$2.216		-	-	-	-	-	2,194,427	-	-	2,194,427

February 2, 2021	Dealer Manager Warrants	August 2, 2026	$2.848		-	-	-	-	-	329,164	-	-	329,164

March 23, 2021	Dealer Manager Warrants	March 23, 2026	$2.50		-	-	-	-	-	148,125	-	-	148,125
					489,176				2,582,697				4,531,447

(1)	The initial exercise price of these warrants was $30.00 per share. Pursuant to antidilution price adjustment protection contained within these warrants, the initial exercise price of these warrants was adjusted downward to $29.40 on July 24, 2018, the record date of the Right’s Offering and downward to $19.00 per share on August 13, 2018. These warrants were further adjusted downward from $19.00 to $7.13 and to $2.1122 on January 28, 2020 and March 4, 2020, respectively, in connection with separate Registered Direct Offerings. These warrants were further adjusted downward from $2.1122 to $1.3659 on October 26, 2020 in connection with a Registered Direct Offering. These warrants are subject to further adjustment pursuant to antidilution price adjustment protection.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

9. Common Stock Warrants and Common Stock Warrant Liability – (continued)

As of December 31, 2021, we had 4,531,447 shares of common stock issuable upon exercise of outstanding common stock warrants, at a weighted-average exercise price of $4.00 per share.

On November 21, 2017, we issued a total of 232,875 detachable common stock warrants issued with the second public offering of 293,000 shares of our common stock at $20.00 per share. The common stock warrant is exercisable until five years from the date of grant. Our common stock and detachable warrants exist independently as separate securities. As such, we estimated the fair value of the common stock warrants, exercisable at $30.00 per share, to be $661 using a lattice model based on the following significant inputs: common stock price of $20.00; comparable company volatility of 73.8%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 1.87. The initial exercise price of these warrants was $30.00 per share, which adjusted downward to $29.40 on July 24, 2018, the record date of the Right’s Offering, and downward to $19.00 per share on August 13, 2018, the date of the Rights Offering, pursuant to antidilution price adjustment protection contained within these warrants. The exercise price of the warrants was adjusted downward to $7.13 on January 28, 2020 in connection with a private placement of common stock. Per guidance of ASC 260, we recorded a deemed dividend of $285 on the 143,501 unexercised warrants that contained this antidilution price adjustment protection provision and was calculated as the difference between the fair value of the warrants immediately prior to downward exercise price adjustment and immediately after the adjustment using a Black Scholes model based on the following significant inputs: On January 28, 2020, common stock price of $7.90; comparable company volatility of 73.8%; remaining term 2.82 years; dividend yield of 0% and risk-free interest rate of 1.45%.

The exercise price of the warrants was adjusted downward to $2.1122 on March 4, 2020 in connection with a private placement of common stock. Per guidance of ASC 260, we recorded a deemed dividend of $129 on the 143,501 unexercised warrants that contained this antidilution price adjustment protection provision and was calculated as the difference between the fair value of the warrants immediately prior to downward exercise price adjustment and immediately after the adjustment using a Black Scholes model based on the following significant inputs: On March 4, 2020, common stock price of $2.88; comparable company volatility of 74.5%; remaining term 2.71 years; dividend yield of 0% and risk-free interest rate of 0.68%.

The exercise price of the warrants was adjusted downward to $1.3659 on October 26, 2020 in connection with an inducement offering of common stock. Per guidance of ASC 260, we recorded a deemed dividend of $22 on the 143,501 unexercised warrants that contained this antidilution price adjustment protection provision and was calculated as the difference between the fair value of the warrants immediately prior to downward exercise price adjustment and immediately after the adjustment using a Black Scholes model based on the following significant inputs: On October 26, 2020, common stock price of $1.47; comparable company volatility of 96.5%; remaining term 2.08 years; dividend yield of 0% and risk-free interest rate of 0.18%.

On June 20, 2018, we entered into an agreement with a holder of 56,696 of the November 2017 warrants to exercise its original warrant representing 56,696 shares of common stock for cash at the $30.00 exercise price for gross proceeds of $1.7 million, and we issued to holder a new warrant to purchase 56,696 shares of common stock at an exercise price of $36.40 per share. The new warrant did not contain the antidilution price adjustment protection that was contained within the exercised warrants. In June 2018, we recorded stock compensation expense of $1,700 representing the fair value of the of 56,696 inducement warrants issued. We estimated the fair value of the common stock warrants, exercisable at $36.40 per share, to be $1,700 using a Black Scholes model based on the following significant inputs: common stock price of $42.20; comparable company volatility of 72.6%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 2.8%. Also, in June 2018, an additional 17,088 of the November 8, 2017 warrants that were in the money at the time of exercise, were exercised for gross proceeds of $513.

On August 13, 2018, in connection with a Rights Offering of 267,853 shares of our common stock, we issued 267,853 warrants to purchase shares of our common stock at an exercise price of $23.00 per share. We estimated the fair value of the common stock warrants, exercisable at $23.00 per share, to be $3,600 using a Monte Carlo model based on the following significant inputs: common stock price of $18.80; comparable company volatility of 159.0%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 2.77%.

In connection with the closing of the Rights Offering, we issued a warrant to purchase 13,393 shares of common stock to Maxim Partners LLC, an affiliate of the dealer-manager of the Rights Offering. We estimated the fair value of the common stock warrants, exercisable at $34.50 per share, to be $169 using a using a Monte Carlo model based on the following significant inputs: common stock price of $18.80; comparable company volatility of 159.0%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 2.77%.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

9. Common Stock Warrants and Common Stock Warrant Liability – (continued)

Common Stock Warrant Issued to Underwriter of Common Stock Offering

In July 2019, we issued to H.C. Wainwright & Co., as placement agent, a warrant to purchase 8,334 shares of common stock at an exercise price of $33.75 per share as consideration for providing services in connection with a common stock offering in July 2019. The warrant was fully vested and exercisable on the date of issuance. The common stock warrant is exercisable until five years from the date of grant. We estimated the fair value of the common stock warrants, exercisable at $33.75 per share, to be $127 using a lattice model based on the following significant inputs: common stock price of $26.80; comparable company volatility of 133.3%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 2.07%.

Common Stock Warrants Issued in January and March 2020 Private Placements

In January and March 2020, in separate private placements concurrent with registered direct offerings (collectively, the “2020 Registered Direct Offerings”) of shares of our common stock, we also issued warrants to purchase an aggregate of up to 353,872 shares of common stock to certain institutional and accredited investors that participated in the 2020 Registered Direct Offerings (the “2020 Warrants”). The warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. Terms used but not otherwise defined herein will have the meanings given them in the warrants, attached as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 28, 2020 and our Current Report on Form 8-K filed with the SEC on March 6, 2020.

The warrants issued in January 2020 to purchase 177,500 shares of common stock have an exercise price of $9.00 per share, are exercisable after July 28, 2020 and will expire July 28, 2025. We estimated the fair value of the common stock warrants, exercisable at $9.00 per share, to be $813 using a Black Scholes model based on the following significant inputs: common stock price of $7.90; comparable company volatility of 73.8%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 1.53%.

The warrants issued in March 2020 to purchase 176,372 shares of common stock have an exercise price of $2.88 per share, are immediately exercisable and will expire September 8, 2025. We estimated the fair value of the common stock warrants, exercisable at $2.88 per share, to be $242 using a Black Scholes model based on the following significant inputs: common stock price of $2.35; comparable company volatility of 74.8%; remaining term 5.5 years; dividend yield of 0% and risk-free interest rate of 0.39%.

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

In the event that we declare or make any dividend or other distribution of our assets to holders of our common stock, each 2020 Warrant holder will be entitled to participate in such distribution to the same extent that such holder would have participated therein if the holder had held the number of shares of common stock acquirable upon exercise of the 2020 Warrant.

In the event of a Fundamental Transaction, as described in the 2020 Warrants and generally including the sale, transfer or other disposition of all or substantially all of our properties or assets; our consolidation or merger with or into another person or reorganization; a recapitalization, reorganization or reclassification in which our common stock is converted into other securities, cash or property; or any acquisition of our outstanding common stock that results in any person or group becoming the beneficial owner of 50% of the voting power represented by our outstanding common stock, then the holders of the 2020 Warrants will be entitled to receive upon exercise of such warrants the kind and amount of securities, cash, assets or other property that the holders would have received had they exercised the 2020 Warrants immediately prior to such Fundamental Transaction. Subject to certain limitations, in the event of a Fundamental Transaction the 2020 Warrant holder may at its option require us or any Successor Entity to purchase such warrant from the holder by paying to the holder an amount of cash equal to the Black Scholes Value of the remaining unexercised portion of the 2020 Warrant on the date of the consummation of the Fundamental Transaction.

Any time that we grant, issue, or sell any securities pro rata to all of the record holders of our common stock (the “2020 Purchase Right”), each holder of 2020 Warrants will be entitled to acquire the aggregate amount of securities that the holder could have acquired if the holder had held the number of shares of common stock acquirable upon exercise of the applicable 2020 Warrant. However, to the extent that an exercise of a 2020 Purchase Right would exceed the Beneficial Ownership Limitation (defined below), then to such extent the 2020 Purchase Right will be held in abeyance until such time, if ever, that complete exercise of the 2020 Purchase Right would not exceed the Beneficial Ownership Limitation.

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

Common Stock Warrants Issued in April 2020 Public Offering

On April 24, 2020, in connection with a previously announced public offering of 145,586 Class A Units and 1,428,722 Class B Units, we issued warrants to purchase 1,574,308 shares of common stock to the participants in the public offering and have an exercise price of $3.05 per share (the “April 2020 Warrants”). These warrants are immediately exercisable and will expire April 24, 2025.

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

We estimated the fair value of the common stock warrants, exercisable at $3.05 per share, to be $2,402 using a Black Scholes model based on the following significant inputs: common stock price of $2.40; comparable company volatility of 87.9%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 0.18%.

Common Stock Warrants Issued to Placement Agent in 2020 Registered Direct Offerings and Private Placement

In connection with the separate private placements concurrent with registered direct offerings of shares of our common stock in January and March 2020, we issued to H.C. Wainwright & Co., LLC, as placement agent, a warrant to purchase 13,228 shares of common stock and a warrant to purchase 13,313 shares of common stock. The warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. These warrants have substantially similar terms as the 2020 Warrants described above, except that the placement agent warrant issued in January 2020 has an exercise price of $10.00 per share, and the placement agent warrant issued in March 2020 has an exercise price of $3.7563 per share.

We estimated the fair value of the common stock warrants issued in January, with an exercise price of $10.00 per share, to be $58 using a Black Scholes model based on the following significant inputs: common stock price of $7.90; comparable company volatility of 73.8%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 1.53%.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

9. Common Stock Warrants and Common Stock Warrant Liability – (continued)

We estimated the fair value of the common stock warrants issued in March, with an exercise price of $3.7563 per share, to be $17 using a Black Scholes model based on the following significant inputs: common stock price of $2.35; comparable company volatility of 74.8%; remaining term 5.5 years; dividend yield of 0% and risk-free interest rate of 0.39%.

In connection with the public offering of 145,586 Class A Units and 1,428,722 Class B Units on April 24, 2020, we issued to H.C. Wainwright & Co., LLC, as placement agent, warrants to purchase 118,073 shares of common stock. The warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. These warrants have substantially similar terms as the April 2020 Warrants described above, except that the placement agent warrant issued has an exercise price of $3.97 per share.

We estimated the fair value of the common stock warrants issued in April, with an exercise price of $3.97 per share, to be $167 using a Black Scholes model based on the following significant inputs: common stock price of $2.40; comparable company volatility of 87.9%; remaining term 5.5 years; dividend yield of 0% and risk-free interest rate of 0.18%.

Common Stock Warrants Issued in October 2020 Private Warrant Inducement

In October 2020, in connection with an inducement agreement with an existing accredited investor to exercise 1,700,680 outstanding warrants to purchase an equal number of shares of our common stock, we issued new unregistered warrants to purchase up to an aggregate of 1,700,680 shares of common stock at an exercise price of $1.725 per share. The warrants issued were immediately exercisable with an exercise period of five and one-half years from the date of issuance. The Original Warrants were issued on March 6, 2020 and on April 24, 2020. Pursuant to the Letter Agreement, the per share exercise price of the Original Warrants were reduced from $2.88 and $3.05, respectively, to $1.725. We estimated the fair value of the common stock warrants, exercisable at $1.725 per share, to be $1,806 using a Black Scholes model based on the following significant inputs: common stock price of $1.47; comparable company volatility of 96.5%; remaining term 5.5 years; dividend yield of 0% and risk-free interest rate of 0.18%.

Common Stock Warrants Issued to Placement Agent in October 2020 Inducement Offering

In connection with the private warrant inducement in October 2020 of 1,700,680 shares of our common warrants, we issued to H.C. Wainwright & Co., LLC, as placement agent, warrants to purchase 85,034 shares of common stock. These warrants have substantially similar terms as the 2020 Warrants described above, except that the placement agent warrant issued in October 2020 has an exercise price of $2.156 per share.

We estimated the fair value of these common stock warrants, with an exercise price of $2.156 per share, to be $86 using a Black Scholes model based on the following significant inputs: common stock price of $1.47; comparable company volatility of 96.5%; remaining term 5.5 years; dividend yield of 0% and risk-free interest rate of 0.18%.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

9. Common Stock Warrants and Common Stock Warrant Liability – (continued)

Common Stock Warrants Issued in February 2021 Private Placement Agreement

In February 2021, in connection with a private placement agreement with certain institutional and accredited investors, we issued common stock warrants to purchase up to an aggregate of 2,194,427 shares of common stock at an exercise price of $2.216 per share. The warrants were exercisable immediately and have an exercise period of five and one-half years from the date of issuance. The warrant holder may not exercise any portion of such holder’s warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of our outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to us, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. We estimated the fair value of the common stock warrants, exercisable at $2.216 per share, to be $3,052 using a Black Scholes model based on the following significant inputs: common stock price of $1.93; comparable company volatility of 95.6%; remaining term 5.5 years; dividend yield of 0% and risk-free interest rate of 0.18%.

Common Stock Warrants Issued to Placement Agent in February 2021 Private Placement Agreement

In connection with the private placement in February 2021, we issued to H.C. Wainwright & Co., LLC, as placement agent, warrants to purchase up to 329,164 shares of common stock with an exercise price of $2.8481 per share. The warrants are exercisable immediately and have an exercise period of five and one-half years from the date of issuance. We estimated the fair value of these common stock warrants, with an exercise price of $2.8481 per share, to be $435 using a Black Scholes model based on the following significant inputs: common stock price of $1.93; comparable company volatility of 95.6%; remaining term 5.5 years; dividend yield of 0% and risk-free interest rate of 0.18%.

Common Stock Warrants Issued to Placement Agent in March 2021 Registered Direct Offering

On March 23, 2021, we consummated a registered direct offering with certain institutional investors and issued an aggregate of 1,975,000 shares of our common stock, par value $0.001 per share at a purchase price of $2.00 per share for gross proceeds to us of approximately $3.95 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by us. The 1,975,000 shares of common stock sold in the offering were offered and sold pursuant to a prospectus, dated August 24, 2018, and a prospectus supplement, dated March 22, 2021, in connection with a takedown from our shelf registration statement on Form S-3 (File No. 333-225712).

In connection with the registered direct offering in March 2021, we issued to H.C. Wainwright & Co., LLC, as the placement agent, warrants to purchase up to 148,125 shares of common stock. The placement agent warrants will be exercisable commencing six months following the date of issuance, expire five years following the date of sale and have an exercise price per share of $2.50 per share. The placement agent warrants, and the shares of common stock issuable upon exercise thereof, will be issued in reliance on the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. We estimated the fair value of these common stock warrants, with an exercise price of $2.50 per share, to be $181 using a Black Scholes model based on the following significant inputs: common stock price of $1.76; comparable company volatility of 100.8%; remaining term 5 years; dividend yield of 0% and risk-free interest rate of 0.31%.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

9. Common Stock Warrants and Common Stock Warrant Liability – (continued)

Deemed Dividend Adjustment-Warrant Modified Terms Revaluation

On March 3, 2020, we issued an aggregate of 51,414 common shares in a cashless exercise of 56,625 warrants issued in December 2016 and November 2017. Consideration for the exercise of these warrants was the full settlement of an outstanding litigation reserve of $238.

On October 26, 2020, in connection with the private warrant inducement with an existing accredited investor to exercise 1,700,680 outstanding warrants (“Original Warrants”), we agreed to modify the terms of the original warrants that were originally issued on March 6, 2020 and on April 24, 2020. Pursuant to the agreement, the per share exercise price of the original warrants were reduced from $2.88 and $3.05, respectively, to $1.725.

Per recent proposed guidance of ASC 260, we determined that this was an exchange of the existing 1,700,680 warrants that were affected and the difference between the fair value of the warrants immediately prior to modification of terms and immediately after the adjustment was a cost of raising capital and was recorded as a reduction of equity. The difference between the fair value of the warrants immediately prior to modification of terms and immediately after the adjustment was calculated as $237, using a Black Scholes model based on the following significant inputs: On October 26, 2020: common stock price of $1.47; comparable company volatility of 96.5%; remaining term 4.5-4.8 years; dividend yield of 0% and risk-free interest rate of 0.18.

10. Stockholders’ Deficit

Capital Stock

We organized under the laws of the state of Nevada on July 27, 2004 and subsequently reincorporated under the laws of the state of Delaware on November 10, 2015. In connection with the reincorporation, as approved by the stockholders, we changed our authorized capital stock to consist of (i) 100 million shares of common stock, $0.001 par value, and (ii) 2 million shares of preferred stock, $0.001 par value, designated as Series A convertible preferred stock. In December 2015, we amended our Certificate of Incorporation to change our authorized capital stock to provide for 15 million authorized shares of preferred stock of which 7,515,000 was designated as Series B convertible preferred stock, par value $.001 per share.

Prior to November 10, 2015, our authorized capital stock consisted of 100 million shares of common stock, $.001 par value, and 10 million shares of preferred stock, $.001 par value.

Common Stock

We had 12,207,283 and 5,099,512 shares of common stock issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.

During the year ended December 31, 2021, we issued 7,107,771 shares of common stock as follows:

●	an aggregate of 4,188,854 shares in connection with a private placement offering and exercise of pre-funded warrants issued in connection with the offering, generating net proceeds to us in February 2021 of approximately $8,898, as further described below;

●	an aggregate of 1,975,000 shares in connection with a registered direct offering generating net proceeds to us in March 2021 of approximately $3,523, as further described below;

●	an aggregate of 922,966 shares in connection with the exercise of common stock warrants in March, June, July and October, 2021, generating net proceeds to us of approximately $1,250, as further described below; and

●	an aggregate of 20,951 shares for service as a result of the vesting of restricted stock units.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

10. Stockholders’ Deficit – (continued)

Public Offerings and Registered Direct Offerings

On February 2, 2021, we consummated a private placement with certain institutional and accredited investors and issued an aggregate of 3,968,854 shares of our common stock, par value $0.001 per share at a purchase price of $2.2785 per share, pre-funded warrants to purchase up to an aggregate of 420,000 shares of common stock at a purchase price of $2.2775 per pre-funded warrant and associated warrants to purchase up to an aggregate of 2,194,427 shares of common stock, for gross proceeds of approximately $10.0 million, prior to deducting placement agent fees and offering expenses. At March 29, 2021, all 420,000 pre-funded shares had been distributed. In connection with the offering, we issued the placement agent warrants to purchase up to 329,164 shares of common stock with an exercise price of $2.8481 per share.

On March 23, 2021, we consummated a registered direct offering with certain institutional investors and issued an aggregate of 1,975,000 shares of our common stock, par value $0.001 per share at a purchase price of $2.00 per share for gross proceeds to us of approximately $3.95 million, pursuant to a prospectus, dated August 24, 2018, and a prospectus supplement, dated March 22, 2021, in connection with a takedown from our shelf registration statement on Form S-3 (File No. 333-225712).

In connection with the offering, we issued the placement agent warrants to purchase up to 148,125 shares of common stock at an exercise price per share of $2.50 per share.

On March 19, 2021, June 22, 2021, July 15, 2021 and October 7, 2021, we issued an aggregate of 700, 680, 499, 5,616 and 16,171 shares of commons stock for the exercise of certain warrants, respectively. The net proceeds to us for these exercises was $1,250.

11. Stock-Based Compensation

On June 12, 2018, our stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”) to replace our 2015 Equity Incentive Plan (the “2015 Plan”). On July 8, 2020, our stockholders approved an amendment to the 2018 Plan to increase the number of shares of common stock available for issuance under the 2018 Plan by 800,000 shares from 50,000 to 850,000. In addition, up to 122,279 shares of our common stock previously reserved for issuance under the 2015 Plan are available for issuance under the 2018 Plan to the extent such shares were available for issuance under the 2015 Plan as of June 12, 2018 or thereafter cease to be subject to awards outstanding under the 2015 Plan, such as by expiration, cancellation, or forfeiture of such awards.

On June 24, 2021, our stockholders approved an amendment to the 2018 Plan to increase the number of shares of common stock available for issuance under the 2018 Plan by 3,000,000 shares.

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

As of December 31, 2021, we had 2,838,100 shares of common stock available for issuance under the 2018 Plan.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

11. Stock-based Compensation – (continued)

Stock Options

We measure the fair value of stock options with service-based vesting criteria to employees, directors and consultants on the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation model requires us to make certain estimates and assumptions, including assumptions related to the expected price volatility of our stock, the period during which the options will be outstanding, the rate of return on risk-free investments, and the expected dividend yield for our stock.

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the year ended December 31, 2021 were as follows:

Employee
Expected volatility	95.8%
Expected dividend yield	-
Expected term (in years)	3.01
Risk-free interest rate	0.46%

The weighted average grant date fair value of options granted during the year ended December 31, 2021 was $0.97 per share, as per the table below.

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the year ended December 31, 2020, were as follows:

Employee
Expected volatility	92.1%
Expected dividend yield	-
Expected term (in years)	3.5
Risk-free interest rate	0.17%

Due to our limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption was determined based on historical volatilities from traded options of biotech companies of comparable size and stability, whose share prices are publicly available. The expected term of options granted to employees is calculated based on the mid-point between the vesting date and the end of the contractual term according to the simplified method as described in SEC Staff Accounting Bulletin 110 because we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time our awards have been outstanding. For non-employee options, the expected term of options granted is the contractual term of the options. The risk-free interest rate is determined by reference to the implied yields of U.S. Treasury securities with a remaining term equal to the expected term assumed at the time of grant. The expected dividend assumption is based on our history and expectation of dividend payouts. We have not paid and do not intend to pay dividends.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

11. Stock-based Compensation – (continued)

The table summarizes the stock option activity for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2019	136,489	$27.85	3.9	$-
Granted	370,397	$1.37	4.9	$-
Exercised	-	$-	-	$-
Forfeited	(10,415)	$-	-	$-
Expired	-	$-	-	$-
Outstanding at December 31, 2020	496,471	$8.63	3.9	$-
Granted	598,649	$0.97	4.6	$-
Exercised	-	$-	-	$-
Forfeited	(3,300)	$-	-	$-
Expired	(4,000)	$-	-	$-
Outstanding at December 31, 2021	1,087,820	$4.08	3.9	$-
Exercisable at December 31, 2021	649,153	$5.38	1.8	$-

(1)	The aggregate intrinsic value on the table was calculated based on the difference between the estimated fair value of our stock and the exercise price of the underlying option. The estimated stock values used in the calculation was $0.98 and $1.73 per share for each of the years ended December 31, 2021 and 2020, respectively.

The weighted average grant date fair value of options granted to employees for the year ended December 31, 2021 was $0.97 per share.

At December 31, 2021, the total compensation cost related to non-vested options not yet recognized was $581, which will be recognized over a weighted average period of 27 months, assuming the grantees complete their service period required for vesting.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the years ended December 31, 2021 and 2020:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding as of December 31, 2019	5,877	$30.28
Granted	30,738 (1)	$1.97
Vested	(4,543)	$1.42
Forfeited	-	$-
Outstanding as of December 31, 2020	32,072	$4.13
Granted	-	$-
Vested	(31,405)	$4.22
Forfeited	-	$-
Outstanding as of December 31, 2021	667	$1.80

(1)	30,738 restricted stock units were granted on July 23, 2020 with a weighted average grant date fair value of $1.97.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

11. Stock-based Compensation – (continued)

The stock-based compensation expense was recorded as follows:

	Years Ended December 31,
	2021	2020
Research and development	$3	$9
General and administrative	762	636
Total stock-based compensation expense	$765	$645

The allocation between research and development and general and administrative expense was based on the department and services performed by the employee or non-employee.

12. Income Taxes

The components of the pretax loss from operations for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Years Ended December 31,
	2021	2020
U.S. Domestic	$(8,268)	$(8,373)
Foreign	-	-
Pretax loss from operations	$(8,268)	$(8,373)

The provision for income taxes from continuing operations for the years ended December 31, 2021 and 2020 are as follows:

Years Ended December 31,
	2021		2020

Current	$		$
Federal		-		-
State		-		-
Foreign		-		-
Total current		-		-

Deferred
Federal		-		-
State		-		-
Foreign		-		-
Total deferred		-		-
Total income tax expense (benefit)		$-		$-

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

12. Income Taxes – (continued)

Tax Rate Reconciliation

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows :

	Years Ended December 31,
	2021	2020
Income tax benefit at statutory rates	$(1,736)	$(1,758)
State income tax, net of federal benefit	(329)	(309)
Permanent items	-	1
Stock-based compensation	118	84
PPP loan forgiveness	(137)	-
Change in rate	-	-
Stock compensation DTA adjustment	-	-
Change in valuation allowance	1,976	1,982
RTP and other	109	-
Income tax expense (benefit)	$-	$-

Significant components of our deferred tax assets as of December 31, 2021 and 2020 are shown below.

A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets have not met the more likely than not threshold.

	December 31,
	2021	2020
Deferred tax assets:
ASC 842 leases	$130	$167
Federal and state net operating loss carryovers	19,448	17,548
Stock-Based Compensation	333	289
Compensation accruals and other	139	84
Depreciation	-	17
Total deferred tax assets	20,050	18,105
Valuation allowance for deferred tax assets	(19,916)	(17,940)
Deferred tax assets, net of valuation allowance	134	165

Deferred tax liabilities:
Depreciation	(7)	-
ASC 842 assets	(127)	(165
Total deferred tax liabilities	(134)	(165)

	$-	$-

At December 31, 2021, we had federal and state net operating loss carryforwards of approximately $77.2 million and $63.7 million, respectively, not considering the IRC Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2029, unless previously utilized. In addition, we had approximately $32.7 million of the total $77.2 million of net operating losses that do not expire, as these losses were generated after the law change introduced as part of the Tax Cuts and Jobs Act. The state net operating losses expire if not utilized by 2041.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

12. Income Taxes – (continued)

Additionally, the utilization of the net operating loss carryforwards could be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. We have not conducted an analysis of an ownership change under section 382. To the extent that a study is completed and an ownership change is deemed to occur, our net operating losses could be limited.

The following table summarizes the activity related to our gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2021 and 2020 (in thousands):

Years Ended December 31,
	2021	2020
Gross unrecognized tax benefits at the beginning of the year	$-	$-
Increases related to current year positions	-	-
Increases related to prior year positions	-	-
Decreases related to prior year positions	-	-
Expiration of unrecognized tax benefits	-	-
Gross unrecognized tax benefits at the end of the year	$-	$-

None of the unrecognized tax benefits would affect our annual effective tax rate.

We do not expect a significant change in unrecognized tax benefits over the next 12 months.

We file income tax returns in the United States and Arizona with general statutes of limitations of three and four years, respectively. Due to net operating losses incurred, our tax returns from inception to date are subject to examination by taxing authorities. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2021, we had no interest or penalties accrued for uncertain tax positions.

13. Commitments and Contingencies

Legal Proceedings

In July 2020, Kennan E. Kaedar, our former corporate general counsel (the “Plaintiff”), commenced an action against us in the Superior Court of the State of California, for the County of San Diego. The complaint alleges, among other things, that we breached the Plaintiff’s employment contract with us, as well as the implied covenant of good faith and fair dealing, by refusing to issue him the balance of stock options he claims we owe him. In September 2021, the Plaintiff also named the following individuals as defendants: Loretta Mayer, Cheryl Dyer, Thomas C. Chesterman, Kim Wolin, Grover Wickersham, Marc Dumont, Bob Ramsey, Matthew Szot, Julia Williams, and Bill Baker. The Plaintiff alleges that such individuals agreed to knowingly and wrongfully withhold the stock options owed to him and are knowingly in receipt of stolen property. The Plaintiff seeks compensatory damages in excess of $500,000, treble damages and reasonable attorneys’ fees. We do not believe the claims described above have merit and intend to aggressively defend against these accusations. We do not believe that this litigation is likely to have a material effect on our operations.

In addition to the matter described above, we may be subject to other legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any other pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on our financial position, results of operations or liquidity.

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

13. Commitments and Contingencies – (continued)

Lease Commitments

We are obligated under finance leases for certain research and computer equipment that expire on various dates through July 2023. At December 31, 2021, the gross amount of office and computer equipment, and research equipment and the related accumulated amortization recorded under the finance leases was $478 and $442, respectively.

In February 2012, we entered into an operating lease for our then corporate headquarters in Flagstaff, Arizona. The lease was originally due to expire in January 2015. In December 2013, we amended our lease to expand into the remaining area in the building and extended the term to December 31, 2019. In February 2014, we further amended the lease to expand into an adjacent building. The lease required escalating rental payments over the lease term. Minimum rental payments under the operating lease were recognized on a straight-line basis over the term of the lease and accordingly, we recorded the difference between the cash rent payments and the recognition of rent expense as a deferred rent liability. The lease was guaranteed by the former President of our Company. In December 2019, we extended the current lease for only our manufacturing facilities are located in Flagstaff, Arizona, occupying a total of 7,632 square feet of space. The lease for our manufacturing facilities expired in December 2020.

On November 16, 2016, we leased an additional 1,954 square feet of research and development space, also in Flagstaff, Arizona. This lease expired on November 15, 2018 but was extended for an additional 24 months, through November 2020. A subsequent amendment to the lease allows for us to cancel the lease at any time through the lease term with 30 days notice. We provided a 30-day cancellation notice effective February 2020.

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

Rent expense was $222 and $286 for the years ended December 31, 2021 and 2020, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum finance lease payments as of December 31, 2021 are follows:

	Finance Leases	Operating Lease
Years Ending December 31,
2022	$28	$194
2023	-	198
2024	-	186
Total minimum lease payments	$28	$578

SENESTECH, INC.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except share and per share data)

13. Commitments and Contingencies – (continued)

Finance Leases

Less: amounts representing interest (11.43%)	$(1)

Present value of minimum lease payments	27

Less: current installments under finance lease obligations	(27)

Total long-term portion	$-

14. Related Party Transactions

Related party transactions are conducted in the normal course of business and, unless otherwise noted, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. In connection with consulting agreements in place, during each of the years ended December 31, 2021 and December 30, 2020, $50,400 of cash payments were made to the Kito Impact Foundation of which Dr. Bechtel, the Chair of our board, serves as chief executive officer.

15. Subsequent Events

COVID-19

The travel and other restrictions that began in March 2020 in response to the COVID-19 global pandemic have resulted in a significant slowdown in our field studies and sales efforts. We were able to resume some projects during 2020 and into 2021, however, we still have delays on certain projects that might remain on hold until certain government restrictions are lifted. These delays have impacted our results of operations and could impact our results in future quarters. In addition, stay at home orders and other social distancing initiatives continue to limit our ability to communicate with current and potential commercial customers. Further, new stay at home orders and other social distancing initiatives may be reimplemented at any time. The COVID-19 pandemic is also placing a significant budgetary burden on federal, state and local governments, which may impede or delay their ability to purchase our products.

Nasdaq

On March 2, 2022, we received a letter from the listing qualifications staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) providing notification that the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days and our common stock no longer meets the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have an initial period of 180 calendar days, or until August 29, 2022, to regain compliance. To regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before August 29, 2022.

If we do not regain compliance with Rule 5550(a)(2) by August 29, 2022, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff would grant our request for continued listing.

The Nasdaq notification has no immediate effect on the listing of our common stock on the Nasdaq Capital Market. We intend to actively monitor the bid price of our common stock and our minimum market value of listed securities and will consider options available to us to achieve compliance with the Nasdaq listing rules. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with the other listing standards for the Nasdaq Capital Market.

Settlement of Restricted Stock Units

On March 1, 2022, the Company issued 5,000 shares of common stock in the settlement of restricted stock units that were issued and vested during the period.

Other Subsequent Events

We have evaluated subsequent events from the balance sheet date through March 29, 2022, the date at which the financial statements were issued, and determined that there were no other items that require adjustment to or disclosure in the financial statements.

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

In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021. In making this assessment, the Company used the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, (COSO). Based on this assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2021 based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for smaller reporting companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

2.	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes above.

(b) Exhibits

SENESTECH, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 17, 2020 (File no. 001-37941))
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S- 1, filed with the SEC on September 21, 2016 (File no. 333-213736))
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K/A, filed with the SEC on April 21, 2020 (File no. 001-37941))
4.2	Form of the Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on October 7, 2016 (File no. 333-213736))
4.3+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2016 (File no. 001-37941))
4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on November 16, 2017 (File no. 333-221433))
4.5	Form of Underwriter’s Warrant, as amended (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2017 (File no. 001-37941))
4.6	Form of Restricted Stock Unit Notice and Agreement (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 17, 2020 (File no. 001-37941))
4.7	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 20, 2018 (File no. 001-37941))
4.8	Form of Warrant issued to investors in Rights Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2018 (File no. 001-37941))
4.9	Form of Warrant issued to dealer-manager in Rights Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2018 (File no. 001-37941))
4.10	Warrant Agency Agreement, dated August 13, 2018, between the Registrant and Transfer Online, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2018 (File no. 001-37941))
4.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 17, 2019 (File no. 001-37941))
4.12	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 28, 2020 (File no. 001-37941))
4.13	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 28, 2020 (File no. 001-37941))
4.14	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 6, 2020 (File no. 001-37941))
4.15	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 6, 2020 (File no. 001-37941))
4.16	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2020 (File no. 001-37941))
4.17	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2020 (File no. 001-37941))
4.18	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 2, 2021 (File no. 001-37941))
4.19	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 2, 2021 (File no. 001-37941))
4.20	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 2, 2021 (File no. 001-37941))
10.3+	SenesTech, Inc. 2018 Equity Incentive Plan, as amended, and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020 (File no. 001-37941))
10.4+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 21, 2016 (File no. 333-213736))

10.7+	Employment Letter Agreement by and between the Registrant and Kenneth Siegel dated May 16, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 20, 2019 (File no. 001-37941))
10.8+	Employment Offer Letter by and between the Registrant and Thomas Chesterman dated November 20, 2015 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 21, 2016 (File no. 333-213736))
10.9+	Employment Letter Agreement by and between the Registrant and Kim Wolin dated January 28, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 13, 2020 (File no. 333-236302))
10.10+	Employment Letter Agreement by and between the Registrant and Steven Krause, dated January 12, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K/A, filed with the SEC on April 21, 2020 (File no. 001-37941))
10.11	Promissory Note, dated April 15, 2020, by and between the Company and BMO Harris Bank National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2020 (File no. 001-37941))
10.14*	Lease by and between the Registrant and Pinnacle Campus Office-Retail, LLC, dated as of November 18, 2019
10.15	Standard Industrial/Commercial Multi-Tenant Lease, between the Company and Duke Go PP, LLC, dated as of June 22, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020 (File no. 001-37941))
10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 17, 2019 (File no. 001-37941))
10.17	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 28, 2020 (File no. 001-37941))
10.18	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 6, 2020 (File no. 001-37941))
10.19	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 24, 2020 (File no. 001-37941))
10.20	Form of Letter Agreement, dated as of October 23, 2020, between the Company and the purchaser thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2020 (File no. 001-37941))
10.21	Form of Securities Purchase Agreement, dated as of January 27, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 2, 2021 (File no. 001-37941))
10.22	Form of Registration Rights Agreement, dated as of January 27, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 2, 2021 (File no. 001-37941))
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of M&K CPAS, PLLC, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

+	Indicates a management contract or compensatory plan.

(c)	Financial Statement Schedules

None

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESTECH, INC.

Date: March 29, 2022	By:	/s/ Kenneth Siegel
Kenneth Siegel
Chief Executive Officer

Date: March 29, 2022	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 29, 2022, on behalf of the registrant and in the capacities indicated.

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