Form 10-Q
period 2022-03-31
SenesTech, Inc.
filed 2022-05-13
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of common stock outstanding as of May 13, 2022: 12,212,950

SENESTECH, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SENESTECH, INC.

BALANCE SHEETS

(In thousands, except shares and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$7,215	$9,326
Accounts receivable trade, net	56	77
Prepaid expenses	259	230
Inventory	947	1,001
Deposits	22	22
Total current assets	8,499	10,656

Right to use asset-operating leases	471	511
Property and equipment, net	334	334
Total assets	$9,304	$11,501

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$16	$32
Accounts payable	244	333
Accrued expenses	634	578
Total current liabilities	894	943

Operating lease liability	483	523
Total liabilities	1,377	1,466

Commitments and contingencies (See note 12)	-	-

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,212,283 and 12,207,283 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	122,755	122,531
Accumulated deficit	(114,840)	(112,508)
Total stockholders’ equity	7,927	10,035

Total liabilities and stockholders’ equity	$9,304	$11,501

See accompanying notes to financial statements.

SENESTECH, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

(Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021

Sales	$195	$88

Cost of sales	105	50
Gross profit	90	38

Operating expenses:
Research and development	516	455
Selling, general and administrative	1,907	1,422
Total operating expenses	2,423	1,877

Net operating loss	(2,333)	(1,839)

Other income (expense):
Interest income	2	2
Interest expense	(1)	(5)
Other income	-	21
Total other income	1	18

Net loss and comprehensive loss	$(2,332)	$(1,821)

Weighted average common shares outstanding - basic and fully diluted	12,209,005	8,137,038

Net loss per common share - basic and fully diluted	$(0.19)	$(0.22)

See accompanying notes to financial statements.

SENESTECH, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares and per share data)

(Unaudited)

For The Three Months Ended March 31, 2021 and 2022

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2020	5,099,512	$5	$108,119	$(104,240)	$3,884

Stock-based compensation	-	-	155	-	155
Issuance of common stock, sold for cash, net	6,163,854	6	12,586	-	12,592
Issuance of common stock upon exercise of warrants, net	900,680	1	1,208	-	1,209
Issuance of common stock upon cashless exercise of warrants	-	-	(171)	-	(171)
Net loss for the three months ended March 31, 2021	-	-	-	(1,821)	(1,821)

Balance, March 31, 2021	12,164,046	$12	$121,897	$(106,061)	$15,848

Balance, December 31, 2021	12,207,283	$12	$122,531	$(112,508)	$10,035

Stock-based compensation	-	-	221	-	221
Issuance costs of common stock for service	5,000	-	3	-	3
Net loss for the three months ended March 31, 2022	-	-	-	(2,332)	(2,332)

Balance, March 31, 2022	12,212,283	$12	$122,755	$(114,840)	$7,927

See accompanying notes to financial statements.

SENESTECH, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,332)	$(1,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66	73
Stock-based compensation	224	155
(Increase) decrease in current assets:
Accounts receivable - trade	21	(2)
Other assets	-	5
Prepaid expenses	(29)	(182)
Inventory	54	40
Increase (decrease) in current liabilities:
Accounts payable	(89)	(229)
Accrued expenses	56	(54)
Net cash used in operating activities	(2,029)	(2,015)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(66)	(63)
Net cash used in investing activities	(66)	(63)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	-	12,421
Repayments of notes payable	(3)	(17)
Repayments of finance lease obligations	(13)	(13)
Proceeds from the exercise of warrants	-	1,209
Net cash (used in) provided by financing activities	(16)	13,600

NET CHANGE IN CASH	(2,111)	11,522
CASH AT BEGINNING OF PERIOD	9,326	3,643
CASH AT END OF PERIOD	$7,215	$15,165

SUPPLEMENTAL INFORMATION:
Interest paid	$1	$5
Income taxes paid	$-	$-

See accompanying notes to financial statements.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

Note 1 - Organization and Description of Business

SenesTech, Inc. (referred to in this report as “SenesTech,” the “Company,” “we” or “us”) was formed in July 2004 and incorporated in the state of Nevada. We subsequently reincorporated in the state of Delaware in November 2015. Our corporate headquarters is in Phoenix, Arizona. We have developed and are commercializing a global, proprietary technology for managing animal pest populations, initially rat populations, through fertility control.

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

The most prevalent solution to rat infestations is the use of increasingly powerful rodenticides. Although these solutions provide short term results, there are growing concerns about secondary exposure and bioaccumulation of rodenticides in the environment, as well as concerns about rodenticides that have no antidotes. The pest management industry and Pest Management Professionals (“PMPs”) are being asked for new solutions that are both effective and less toxic. Our goal is to provide customers with not only a highly effective solution to combat their rat problems, but also offer a non-lethal option to serve customers that are looking to decrease or remove the amount of rodenticide used in their pest control programs.

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

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1 - Organization and Description of Business – (continued)

We also continue to research and develop enhancements to ContraPest that align with our target verticals and other potential fertility control options for additional species.

Going Concern

Our financial statements as of March 31, 2022, December 31, 2021 and March 31, 2021 were prepared under the assumption that we would continue as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the years ended December 31, 2021 and December 31, 2020 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, we have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we encounter continued issues or delays in the commercialization of ContraPest, our prior losses and expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through additional financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.

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

Through March 31, 2022, we received net proceeds of $89.6 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $1.7 million in net product sales. As of March 31, 2022, we had an accumulated deficit of $114.8 million and cash and cash equivalents of $7.2 million.

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

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1 - Organization and Description of Business – (continued)

Based upon our current operating plan, we expect that cash and cash equivalents at March 31, 2022, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 9 to 12 months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next 9 to 12 months, and we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2022, our operating results for the three months ended March 31, 2022 and 2021, and our cash flows for the three months ended March 31, 2022 and 2021. The accompanying financial information as of December 31, 2021 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022. All amounts shown in these financial statements and accompanying notes are in thousands, except percentages and per share and share amounts.

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

Cash and Cash Equivalents

We consider money market fund investments to be cash equivalents. We had cash equivalents in the form of money market fund investment of $6,794 and $8,793 at March 31, 2022 and December 31, 2021, respectively, included in cash as reported.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

Accounts Receivable-Trade

Accounts receivable-trade consist primarily of receivables from customers. We provide an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. We did not have any allowance for doubtful trade receivables at March 31, 2022 or at December 31, 2021.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work in progress and finished goods. Raw materials are stocked to reduce the risk of impact on manufacturing for potential supply interruptions due to the COVID-19 pandemic or long lead times on certain ingredients.

Components of inventory are:

	March 31,	December 31,
	2022	2021
Raw materials	$890	$937
Work in progress	4	5
Finished goods	79	88
Total inventory	973	1,030
Less:
Reserve for obsolete	(26)	(29)
Total net inventory	$947	$1,001

Prepaid Expenses

Prepaid expenses consist primarily of payments made for director and officer insurance, director compensation, rent, legal and inventory purchase deposits and seminar/trade show fees to be expensed in the current year.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Equipment held under finance leases are stated at the present value of minimum lease payments less accumulated amortization.

Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. The cost of leasehold improvements is amortized over the life of the improvement or the term of the lease, whichever is shorter. Equipment held under finance leases is amortized over the shorter of the lease term or estimated useful life of the asset. We incur repair and maintenance costs on our major equipment, which are expensed as incurred.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require long- lived assets or asset groups to be tested for possible impairment, we compare the undiscounted cash flows expected to be generated from the use of the asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, such as discounted cash flow models and the use of third-party independent appraisals. We have not recorded an impairment of long-lived assets since its inception.

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

Stock-Based Compensation

Stock-based awards, consisting of stock options and restricted stock units expected to be settled in shares of our common stock, are recorded as equity awards. The grant date fair value of these awards is measured using the Black-Scholes option pricing model for stock options and grant date market value for restricted stock units. We expense the grant date fair value of stock options on a straight-line basis over their respective vesting periods.

The stock-based compensation expense recorded for the three months ended March 31, 2022 and 2021, is as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$1	$2
Selling, general and administrative	223	153
Total stock-based compensation expense	$224	$155

See Note 11 for additional discussion on stock-based compensation.

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

We apply a more-likely-than-not recognition threshold for all tax uncertainties. Only those benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities are recognized. Based on our evaluation, we have concluded there are no significant uncertain tax positions requiring recognition in our financial statements.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of March 31, 2022 or December 31, 2021 and as such, no interest or penalties were recorded in income tax expense.

Comprehensive Loss

Net loss and comprehensive loss were the same for all periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying financial statements.

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the three months ended March 31, 2022 and 2021. Therefore, basic and diluted loss per share attributable to common stockholders are the same for each period presented.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	March 31,
	2022	2021
Common stock purchase warrants	4,531,447	4,553,733
Restricted stock units	667	31,405
Common stock options	1,477,320	506,852
Total	6,009,434	5,091,990

Accounting Standards Issued but Not Yet Adopted

There have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our condensed consolidated financial statements.

Note 3 - Fair Value Measurements

The carrying amounts of our financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short maturities. The estimated fair value of our notes, not recorded at fair value, are recorded at cost or amortized cost which was deemed to estimate fair value.

Note 4 - Credit Risk

We are potentially subject to concentrations of credit risk in our accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising our customer base. We did not have any potentially uncollectable accounts at March 31, 2022 or December 31, 2021 and therefore, did not record a reserve for uncollectable accounts at March 31, 2022 or December 31, 2021. We do not require collateral or other securities to support its accounts receivable.

Note 5 - Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,	December 31,
	2022	2021
Director, officer and other insurance	$169	$109
Marketing programs and conferences	34	66
Patents	25	41
Engineering, software licenses and other	17	12
Engineering, software licenses and other	14	2
Total prepaid expenses	$259	$230

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 6 - Property and Equipment

Property and equipment, net consist of the following:

	Useful	March 31,	December 31,
	Life	2022	2021
Research and development equipment	5 years	$1,437	$1,425
Office and computer equipment	3 years	786	762
Autos	5 years	54	54
Furniture and fixtures	7 years	41	41
Leasehold improvements	*	117	112
Construction in progress		70	45
		2,505	2,439
Less accumulated depreciation and amortization		(2,171)	(2,105)
Total		$334	$334

*	Shorter of lease term or estimated useful life

Depreciation and amortization expense was approximately $66 and $73 for the three months ended March 31, 2022 and 2021, respectively.

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
Compensation and related benefits	$584	$524
Legal services	-	17
Product warranty	23	18
Personal property and franchise tax	13	5
Other	14	14
Total accrued expenses	$634	$578

Note 8 - Borrowings

A summary of our borrowings, including finance lease obligations, is as follows:

	March 31,	December 31,
	2022	2021
Short-term debt:
Finance lease obligations	$14	$27
Other promissory notes	2	5
Total	$16	$32

Finance Lease Obligations

Finance lease obligations at March 31, 2022 was for manufacturing equipment leased through ENGS Commercial Finance Co. This finance lease expires on April 18, 2022 and carries an interest rate of 11.4%.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 8 - Borrowings – (continued)

Other Promissory Notes

Also included in the table above is a note payable to Fidelity Capital for the financing of a computing fixed asset. This note expires on July 1, 2022 and carries interest rate of 13.3%.

Note 9 - Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of March 31, 2022 by warrant type.:

					Balance				Balance				Balance
Issue Date	Warrant Type	Term Date	Exercise Price		December 31, 2020	Issued	Exercised	Expired	December 31, 2021	Issued	Exercised	Expired	March 31, 2022

November 21, 2017	Common Stock Offering Warrants	November 21, 2022	$ 1.3659	(1)	143,501	-	(21,787)	-	121,714	-	-	-	121,714
June 20, 2018	Warrant Reissue	December 20, 2023	$36.40		56,696	-	-	-	56,696	-	-	-	56,696
August 13, 2018	Rights Offering Warrants	July 25, 2023	$23.00		202,943	-	(499)	-	202,444	-	-	-	202,444
August 13, 2018	Dealer Manager Warrants	August 13, 2023	$34.50		13,393	-	-	-	13,393	-	-	-	13,393
July 16, 2019	Dealer Manager Warrants	July 11, 2024	$33.75		8,334	-	-	-	8,334	-	-	-	8,334
January 28, 2020	Registered Direct Offering	July 28, 2025	$9.00		177,500	-	-	-	177,500	-	-	-	177,500
January 28, 2020	Dealer Manager Warrants	July 28, 2025	$10.00		13,315	-	-	-	13,315	-	-	-	13,315
March 6, 2020	Dealer Manager Warrants	March 4, 2025	$3.76		13,228	-	-	-	13,228	-	-	-	13,228
April 21, 2020	Dealer Manager Warrants	April 21, 2025	$3.97		118,073	-	-	-	118,073	-	-	-	118,073
April 24, 2020	Registered Direct Offering	April 24, 2025	$3.05		50,000	-	-	-	50,000	-	-	-	50,000
October 26, 2020	Private Warrant Inducement	April 27, 2026	$1.73		1,700,680		(700,680)		1,000,000	-	-	-	1,000,000
October 26, 2020	Dealer Manager Warrants	April 27, 2026	$2.16		85,034	-			85,034	-	-	-	85,034
February 2, 2021	Private Placement Agreement	August 2, 2026	$2.216		-	2,194,427	-	-	2,194,427	-	-	-	2,194,427
February 2, 2021	Dealer Manager Warrants	August 2, 2026	$2.848		-	329,164	-	-	329,164	-	-	-	329,164
March 23, 2021	Dealer Manager Warrants	March 23, 2026	$2.50		-	148,125	-	-	148,125	-	-	-	148,125
					2,582,697				4,531,447				4,531,447

(1)	The initial exercise price of these warrants was $30.00 per share. Pursuant to antidilution price adjustment protection contained within these warrants, the initial exercise price of these warrants was adjusted downward to $29.40 on July 24, 2018, the record date of the 2018 Rights Offering (defined herein) and downward to $19.00 per share on August 13, 2018. These warrants were further adjusted downward from $19.00 to $7.13 and to $2.1122 on January 28, 2020 and March 4, 2020, respectively, in connection with separate registered direct offerings. These warrants were further adjusted downward from $2.1122 to $1.3659 on October 26, 2020 in connection with a registered direct offering. These warrants are subject to further adjustment pursuant to antidilution price adjustment protection.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

Outstanding Warrants

As of March 31, 2022, we had 4,531,447 shares of common stock issuable upon exercise of outstanding common stock warrants, at a weighted-average exercise price of $4.00 per share.

On November 21, 2017, we issued a total of 232,875 detachable common stock warrants issued with the second public offering of 293,000 shares of our common stock at $20.00 per share. The common stock warrant is exercisable until five years from the date of grant. Our common stock and detachable warrants exist independently as separate securities. As such, we estimated the fair value of the common stock warrants, exercisable at $30.00 per share, to be $661 using a lattice model based on the following significant inputs: common stock price of $20.00; comparable company volatility of 73.8%; remaining term five years; dividend yield of 0% and risk-free interest rate of 1.87. The initial exercise price of these warrants was $30.00 per share, which adjusted downward to $29.40 on July 24, 2018, the record date of the 2018 Rights Offering, and downward to $19.00 per share on August 13, 2018, the date of the 2018 Rights Offering, pursuant to antidilution price adjustment protection contained within these warrants. The exercise price of the warrants was adjusted downward to $7.13 on January 28, 2020 in connection with a private placement of common stock. Per guidance of ASC 260 – Earnings Per Share (“ASC 260”), we recorded a deemed dividend of $285 on the 143,501 unexercised warrants that contained this antidilution price adjustment protection provision and was calculated as the difference between the fair value of the warrants immediately prior to downward exercise price adjustment and immediately after the adjustment using a Black Scholes model based on the following significant inputs: On January 28, 2020, common stock price of $7.90; comparable company volatility of 73.8%; remaining term 2.82 years; dividend yield of 0% and risk-free interest rate of 1.45%.

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

On June 20, 2018, we entered into an agreement with a holder of 56,696 of the November 2017 warrants to exercise its original warrant representing 56,696 shares of common stock for cash at the $30.00 exercise price for gross proceeds of $1.7 million, and we issued to holder a new warrant to purchase 56,696 shares of common stock at an exercise price of $36.40 per share. The new warrant did not contain the antidilution price adjustment protection that was contained within the exercised warrants. In June 2018, we recorded stock compensation expense of $1,700 representing the fair value of the of 56,696 inducement warrants issued. We estimated the fair value of the common stock warrants, exercisable at $36.40 per share, to be $1,700 using a Black Scholes model based on the following significant inputs: common stock price of $42.20; comparable company volatility of 72.6%; remaining term five years; dividend yield of 0% and risk-free interest rate of 2.8%. Also, in June 2018, an additional 17,088 of the November 8, 2017 warrants that were in the money at the time of exercise, were exercised for gross proceeds of $513.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

On August 13, 2018, in connection with a rights offering of 267,853 shares of our common stock (the “2018 Rights Offering), we issued 267,853 warrants to purchase shares of our common stock at an exercise price of $23.00 per share. We estimated the fair value of the common stock warrants, exercisable at $23.00 per share, to be $3,600 using a Monte Carlo model based on the following significant inputs: common stock price of $18.80; comparable company volatility of 159.0%; remaining term five years; dividend yield of 0% and risk-free interest rate of 2.77%.

In connection with the closing of the 2018 Rights Offering, we issued a warrant to purchase 13,393 shares of common stock to Maxim Partners LLC, an affiliate of the dealer-manager of the 2018 Rights Offering. We estimated the fair value of the common stock warrants, exercisable at $34.50 per share, to be $169 using a using a Monte Carlo model based on the following significant inputs: common stock price of $18.80; comparable company volatility of 159.0%; remaining term five years; dividend yield of 0% and risk-free interest rate of 2.77%.

Common Stock Warrant Issued to Underwriter of Common Stock Offering

In July 2019, we issued to H.C. Wainwright & Co., as placement agent, a warrant to purchase 8,334 shares of common stock at an exercise price of $33.75 per share as consideration for providing services in connection with a common stock offering in July 2019. The warrant was fully vested and exercisable on the date of issuance. The common stock warrant is exercisable until five years from the date of grant. We estimated the fair value of the common stock warrants, exercisable at $33.75 per share, to be $127 using a lattice model based on the following significant inputs: common stock price of $26.80; comparable company volatility of 133.3%; remaining term five years; dividend yield of 0% and risk-free interest rate of 2.07%.

Common Stock Warrants Issued in January and March 2020 Private Placements

In January and March 2020, in separate private placements concurrent with registered direct offerings (collectively, the “2020 Registered Direct Offerings”) of shares of our common stock, we also issued warrants to purchase an aggregate of up to 353,872 shares of common stock to certain institutional and accredited investors that participated in the 2020 Registered Direct Offerings (the “2020 Warrants”). The warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(b) of Regulation D promulgated thereunder. Terms used but not otherwise defined herein will have the meanings given them in the warrants, attached as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2020 and our Current Report on Form 8-K filed with the SEC on March 6, 2020.

The warrants issued in January 2020 to purchase 177,500 shares of common stock have an exercise price of $9.00 per share, are exercisable after July 28, 2020 and will expire July 28, 2025. We estimated the fair value of the common stock warrants, exercisable at $9.00 per share, to be $813 using a Black Scholes model based on the following significant inputs: common stock price of $7.90; comparable company volatility of 73.8%; remaining term five years; dividend yield of 0% and risk-free interest rate of 1.53%.

The warrants issued in March 2020 to purchase 176,372 shares of common stock have an exercise price of $2.88 per share, are immediately exercisable and will expire September 8, 2025. We estimated the fair value of the common stock warrants, exercisable at $2.88 per share, to be $242 using a Black Scholes model based on the following significant inputs: common stock price of $2.35; comparable company volatility of 74.8%; remaining term five and one-half years; dividend yield of 0% and risk-free interest rate of 0.39%.

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

We estimated the fair value of the common stock warrants, exercisable at $3.05 per share, to be $2,402 using a Black Scholes model based on the following significant inputs: common stock price of $2.40; comparable company volatility of 87.9%; remaining term five years; dividend yield of 0% and risk-free interest rate of 0.18%.

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

We estimated the fair value of the common stock warrants issued in January, with an exercise price of $10.00 per share, to be $58 using a Black Scholes model based on the following significant inputs: common stock price of $7.90; comparable company volatility of 73.8%; remaining term five years; dividend yield of 0% and risk-free interest rate of 1.53%.

We estimated the fair value of the common stock warrants issued in March, with an exercise price of $3.7563 per share, to be $17 using a Black Scholes model based on the following significant inputs: common stock price of $2.35; comparable company volatility of 74.8%; remaining term five and one-half years; dividend yield of 0% and risk-free interest rate of 0.39%.

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

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

We estimated the fair value of the common stock warrants issued in April, with an exercise price of $3.97 per share, to be $167 using a Black Scholes model based on the following significant inputs: common stock price of $2.40; comparable company volatility of 87.9%; remaining term five and one-half years; dividend yield of 0% and risk-free interest rate of 0.18%.

Common Stock Warrants Issued in October 2020 Private Warrant Inducement

In October 2020, in connection with an inducement agreement with an existing accredited investor to exercise 1,700,680 outstanding warrants to purchase an equal number of shares of our common stock, we issued new unregistered warrants to purchase up to an aggregate of 1,700,680 shares of common stock at an exercise price of $1.725 per share. The warrants issued were immediately exercisable with an exercise period of five and one-half years from the date of issuance. The Original Warrants were issued on March 6, 2020 and on April 24, 2020. Pursuant to the Letter Agreement, the per share exercise price of the Original Warrants were reduced from $2.88 and $3.05, respectively, to $1.725. We estimated the fair value of the common stock warrants, exercisable at $1.725 per share, to be $1,806 using a Black Scholes model based on the following significant inputs: common stock price of $1.47; comparable company volatility of 96.5%; remaining term five and one-half years; dividend yield of 0% and risk-free interest rate of 0.18%.

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

Common Stock Warrants Issued in February 2021 Private Placement Agreement

In February 2021, in connection with a private placement agreement with certain institutional and accredited investors, we issued common stock warrants to purchase up to an aggregate of 2,194,427 shares of common stock at an exercise price of $2.216 per share. The warrants were exercisable immediately and have an exercise period of five and one-half years from the date of issuance. The warrant holder may not exercise any portion of such holder’s warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of our outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to us, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. We estimated the fair value of the common stock warrants, exercisable at $2.216 per share, to be $3,052 using a Black Scholes model based on the following significant inputs: common stock price of $1.93; comparable company volatility of 95.6%; remaining term five and one-half years; dividend yield of 0% and risk-free interest rate of 0.18%.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

Common Stock Warrants Issued to Placement Agent in February 2021 Private Placement Agreement

In connection with the private placement in February 2021, we issued to H.C. Wainwright & Co., LLC, as placement agent, warrants to purchase up to 329,164 shares of common stock with an exercise price of $2.8481 per share. The warrants are exercisable immediately and have an exercise period of five and one-half years from the date of issuance. We estimated the fair value of these common stock warrants, with an exercise price of $2.8481 per share, to be $435 using a Black Scholes model based on the following significant inputs: common stock price of $1.93; comparable company volatility of 95.6%; remaining term five and one-half years; dividend yield of 0% and risk-free interest rate of 0.18%.

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

In connection with the registered direct offering in March 2021, we issued to H.C. Wainwright & Co., LLC, as the placement agent, warrants to purchase up to 148,125 shares of common stock. The placement agent warrants will be exercisable commencing six months following the date of issuance, expire five years following the date of sale and have an exercise price per share of $2.50 per share. The placement agent warrants, and the shares of common stock issuable upon exercise thereof, will be issued in reliance on the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. We estimated the fair value of these common stock warrants, with an exercise price of $2.50 per share, to be $181 using a Black Scholes model based on the following significant inputs: common stock price of $1.76; comparable company volatility of 100.8%; remaining term five years; dividend yield of 0% and risk-free interest rate of 0.31%.

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

Common Stock

We had 12,212,283 and 12,207,283 shares of common stock issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.

During the three months ended March 31, 2022, we issued 5,000 shares of common stock as follows:

●	an aggregate of 5,000 shares in connection with a restricted stock grant that was issued and vested on February 25, 2022 for services.

Note 11 - Stock-Based Compensation

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

As of March 31, 2022, we had 2,453,600 shares of common stock available for issuance under the 2018 Plan.

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

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 11 - Stock-Based Compensation – (continued)

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the three months ended March 31, 2022 were as follows:

Expected volatility	77.0%
Expected dividend yield	—
Expected term (in years)	3.5
Risk-free interest rate	1.7%

The weighted average grant date fair value of options granted during the three months ended March 31, 2022 was $0.444 per share, as per the table above.

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

The following table summarizes the stock option activity, for both equity plans, for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2021	1,087,820	$4.08	3.9	$—
Granted	390,000	$0.82	4.9	$—
Exercised	—	$—	—	$—
Forfeited	(500)	$—	—	$—
Expired	—	$—	—	$—
Outstanding at March 31, 2022	1,477,320	$3.23	3.2	$—
Exercisable at March 31, 2022	795,019	$4.79	2.0	$—

(1)	The aggregate intrinsic value in the table was calculated based on the difference between the estimated fair market value of our stock and the exercise price of the underlying options. The estimated stock values used in the calculation were $0.98 and $0.73 per share for the year ended December 31, 2021 and the three months ended March 31, 2022, respectively.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 11 - Stock-Based Compensation – (continued)

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2022:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2021	667	$1.80
Granted	5,000	$0.76
Vested	(5,000)	$0.76
Forfeited	—	$—
Outstanding as of March 31, 2022	667	$1.80

The stock-based compensation expense was recorded as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$1	$2
Selling, general and administrative	223	153
Total stock-based compensation expense	$224	$155

The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.

At March 31, 2022, the total compensation cost related to restricted stock units and unvested options not yet recognized was $533, which will be recognized over a weighted average period of 34 months, assuming the employees and non-employees complete their service period required for vesting.

Note 12 - Commitments and Contingencies

Legal Proceedings

In July 2020, Kennan E. Kaedar, our former corporate general counsel (the “Plaintiff”), commenced an action against us in the Superior Court of the State of California, for the County of San Diego. The complaint alleges, among other things, that we breached the Plaintiff’s employment contract with us, as well as the implied covenant of good faith and fair dealing, by refusing to issue him the balance of stock options he claims we owe him. In September 2021, the Plaintiff served us and also named the following individuals as defendants: Loretta Mayer, Cheryl Dyer, Thomas C. Chesterman, Kim Wolin, Grover Wickersham, Marc Dumont, Bob Ramsey, Matthew Szot, Julia Williams, and Bill Baker. We do not believe that all of the defendants have yet been served. The Plaintiff alleges that such individuals agreed to knowingly and wrongfully withhold the stock options owed to him and are knowingly in receipt of stolen property. The Plaintiff seeks compensatory damages in excess of $500,000, treble damages and reasonable attorneys’ fees. We do not believe the claims described above have merit and intend to aggressively defend against these accusations. We do not believe that this litigation is likely to have a material effect on our operations.

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

Lease Commitments

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

Rent expense was $56 and $54 for the three months ended March 31, 2022 and 2021, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum finance lease payments as of March 31, 2022 are follows:

Years Ending December 31,	Finance Leases	Operating Lease
2022	14	146
2023	-	198
2024	-	186
Total minimum lease payments	$14	$530

Finance Leases
Less: amounts representing interest (ranging from 11.43% to 14.68%)	$-
Present value of minimum lease payments	4
Less: current installments under finance lease obligations	4
Total long-term portion	$0

Note 13 - Subsequent Events

On May 4, 2022, the Company issued 667 shares of common stock for service for restricted stock units that vested in April, 2022.

We have evaluated subsequent events from the balance sheet date through May 13, 2022, the date at which the financial statements were issued, and determined that there were no other items that require adjustment to or disclosure in the financial statements.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding:

●

our expectation to continue to pursue regulatory approvals and amendments to the existing U. S. registration for ContraPest to broaden the marketability and use of ContraPest, and if ContraPest begins to generate sufficient revenue, regulatory approvals for additional jurisdictions beyond the United States;

●	our expectation to continue to incur significant expenses and operating losses for the foreseeable future;

●

our expectation that cash and cash equivalents at March 31, 2022, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 9 to 12 months;

●	our plan to continue to utilize various forms of stock-based compensation awards to attract and retain qualified employees;

●	our anticipation that stock-based compensation expense will continue to represent a significant portion of our selling, general and administrative expenses for the foreseeable future;

●	our expectation our expenses to continue or increase in connection with our ongoing activities, particularly as we focus on marketing and sales of ContraPest;

●	our expectation to continue to grant stock options and other equity-based awards, such as restricted stock units, in the future and to continue to recognize stock-based compensation expense in future periods;

●	our estimates or expectations related to our revenue, cash flow, expenses, capital requirements and need for additional financing;

●	the adequacy of our facilities to meet our current needs;

●	our belief the claims against us do not have merit and our intention to aggressively defend against these accusations;

These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s, actual results to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A-“Risk Factors” of Part I of our Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC on March 29, 2022, and Item 1A of Part II of this Form 10-Q, in each case entitled “Risk Factors,” and those contained from time to time in our other filings with the Securities and Exchange Commission. A number of factors could cause our actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, the following:

●	the impacts and implications of the COVID-19 pandemic;

●	the successful commercialization of our products;

●	market acceptance of our products; and

●	regulatory approval and regulation of our products and other factors and risks identified from time to time in our filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.

All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.

We are subject to the information requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports and other information we file with the SEC are available free of charge at www.senestech.com as soon as practicable after such reports are available on the SEC’s website at www.sec.gov. The SEC’s website contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Overview

Since our inception, we have sustained significant operating losses in the course of our research and development activities and commercialization efforts and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under a former license with Neogen. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock and debt financing, consisting primarily of convertible notes. See Note 9 - Common Stock Warrants and Common Stock Warrant Liability for a description of our public equity sales.

Through March 31, 2022, we have received net proceeds of $89.6 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $1.7 million in net product sales. As of March 31, 2022, we had an accumulated deficit of $114.8 million and cash and cash equivalents of $7.2 million.

We have incurred significant operating losses every year since our inception. Our net losses were $2.3 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

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

While the effect and impact of the COVID-19 pandemic on revenue during the three months ended March 31, 2022 is difficult to measure, the travel and other restrictions that started in 2020 resulted in a significant slowdown in our proof-of-concept field studies and sales efforts. We were able to resume field studies in some important projects mid-year 2020 and initially believed that we would re-start all our most significant field studies as we obtained limited waivers of certain travel bans; however, we still have delays on certain projects that might remain on hold until further lifting of government restrictions. These continued delays may impact our results in future quarters. Initially, we believed that pest control would continue through the pandemic as a necessity and we were and have been able to maintain our manufacturing with cautionary, best practices put in place. However, we have concerns about distributor, pest control operator and individual consumer spending as restrictive measures related to the pandemic continue. Extended stay at home orders and other restrictions across the world have impeded our ability to communicate with current and prospective customers, potentially reducing sales until the orders are lifted. In addition, federal, state and municipal budgets continue to be severely strained as a result of the pandemic. This may delay or impede their ability to make near term purchases of our products. While we have stocked certain long lead time inventory raw material ingredients, any prolonged impact on the suppliers we rely on for the purchase of these items by the COVID-19 pandemic could impact future manufacturing operations.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of ContraPest and our other product candidates, which costs include:

●	employee related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged in research and development functions, including that portion of manufacturing not included in cost of goods sold;

●	expenses incurred in connection with the development of our product candidates including related regulatory and production expenses: and

●	facilities, depreciation, unbilled customer freight charges and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies.

We expense research and development costs as incurred.

We continue to investigate other applications of our core technology to other product candidates and modifications to our existing products to expand usability, which includes laboratory tests, corporate relationships and academic collaborations. We also continue to develop our supply chain, particularly identifying and improving our sourcing of triptolide, a key active ingredient for our product candidates. At this time, we cannot reasonably estimate the costs for further development of ContraPest or the cost associated with the development of any of our other product candidates.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. Our effective tax rate for the three months ended March 31, 2022, as well as for the year ended December 31, 2021, has been impacted by the full valuation allowance on our deferred tax assets.

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net operating losses we have incurred in each year in our history or for our generated research and development tax credits, due to the uncertainty regarding our ability to realize a benefit from these tax attributes. Based on tax return activity through December 31, 2021, we had federal and state net operating loss carryforwards of approximately $77.2 million and $63.7 million, respectively, not considering any potential Internal Revenue Code of 1986 (“IRC”) Section 382 annual limitation discussed below. We are accruing additional net operating losses in calendar year 2022, which will be added to the carryover net operating loss balance once the current year is completed. The federal loss carryforwards begin to expire in 2029, unless previously utilized. The state loss carryforwards begin to expire in 2032, unless previously utilized. Included in the $77.2 million of federal loss carryforwards are approximately $32.7 million of net operating losses that do not expire due to the tax law changes promulgated in conjunction with the Tax Cuts and Jobs Act of 2017.

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

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	For the Three Months
	Ended March 31,
	2022	2021

Sales	$195	$88

Cost of sales	105	50
Gross profit	90	38

Operating expenses:
Research and development	516	455
Selling, general and administrative	1,907	1,422
Total operating expenses	2,423	1,877

Net operating loss	(2,333)	(1,839)

Other income (expense):
Interest income	2	2
Interest expense	(1)	(5)
Other income	-	21
Total other income	1	18

Net loss and comprehensive loss	$(2,332)	$(1,821)

Weighted average common shares outstanding - basic and fully diluted	12,209,005	8,137,038

Net loss per common share - basic and fully diluted	$(0.19)	$(0.22)

Sales

Sales, shown net of sales discounts and promotions, were $195,000 for the three months ended March 31, 2022, compared to $88,000 for the same period in 2021. Sales increased by $107,000 in the first three months of 2022 due, in part, to continued focus of our internet sales initiatives, augmenting our existing pull through sales strategy, where demand from the consumer market encourages, or pulls, resellers and pest management professionals to offer our products, as well as enhanced strategic partnerships and collaborations with key distributors and PMPs. In addition, we saw increased sales activity from our field sales organization.

Cost of Sales

Cost of sales was $105,000 or 53.8% of net sales for the three months ended March 31, 2022, compared to $50,000 or 56.8% of net sales for the three months ended March 31, 2021. The increase in cost of goods sold of $55,000 in 2022 is primarily due to higher sales volume. The decrease in cost of sales as a percentage of net sales was primarily due to lower production scrap during the three months ended March 31, 2022. We continue to focus on manufacturing process improvement and efficiencies.

Gross Profit

Gross profit for the three months ended March 31, 2022 was $90,000 or 46.2% of net sales, compared to a gross profit of $38,000 or 43.2% of net sales, for the same period in 2021. The increase in gross profit was a direct result of the impact of lower production scrap and continued manufacturing efficiencies as a result of scale-up activities.

Research and Development Expenses

	Three Months Ended March 31,		Increase
	2022	2021	(Decrease)
	(in thousands)
Direct research and development expenses:
Personnel related (including stock-based compensation)	$241	$232	$9
Professional fees	90	76	14
Depreciation	46	73	(27)
Freight	26	11	15
Facility-related	26	20	6
Other	87	43	44
Total research and development expenses	$516	$455	$61

Research and development expenses were $516,000 for the three months ended March 31, 2022, compared to $455,000 for the same period in 2021. The $61,000 increase in research and development expenses was primarily due to an increase of $9,000 in personnel-related costs, a $14,000 increase in professional fees, a $15,000 increase in freight expense, a $6,000 increase in facility related expenses and $44,000 increase in other research and development expenses, offset by a $27,000 decrease in depreciation expense.

Personnel related expense, including stock-based compensation expense, increased relative to the same period of 2021 due to an increase in headcount to meet current and future demand.

Professional fees increased relative to the same period of 2021 primarily due to increased consulting expenses related to field and regulatory compliance studies and increased annual EPA and state registrations.

Unbilled freight expense increased for the three months ended March 31, 2022 relative to the same period of 2021 primarily due to increased product sales volume associated with new customer acquisition and increased freight rates due to increased fuel surcharges.

Facility-related expenses increased $6,000 due primarily to contractual rent escalation in our facility lease contracts.

The increase in other research and development expenses of $44,000 in the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to increased expenses related to field and product improvement studies. We also continue to develop our supply chain, particularly identifying and improving our sourcing of key ingredients for our product candidates.

Depreciation expense decreased $27,000 for the three months ended March 31, 2022 over the three months ended March 31, 2021 due to several assets becoming fully depreciated during the period.

Selling, General and Administrative Expenses

	Three Months Ended March 31		Increase
	2022	2021	(Decrease)
	(in thousands)
Direct selling, general and administrative expenses:
Personnel related (including stock-based compensation)	$1,070	$858	$212
Professional fees	436	221	215
Facility-related	39	42	(3)
Office supplies/IT	83	69	14
Insurance	165	117	48
Other	114	115	(1)
Total selling, general and administrative expenses	$1,907	$1,422	$485

Selling, general and administrative expenses were approximately $1.9 million for the three months ended March 31, 2022, as compared to approximately $1.4 million for the three months ended March 31, 2021. The increase of $500,000 in selling, general and administrative expenses was primarily due to an increase of $212,000 in net salary costs, an increase of $215,000 in professional fees, a $3,000 decrease in facility-related expenses, a $14,000 increase in office supplies/IT expenses, a $48,000 increase in insurance expense and a decrease in other selling, general and administrative expenses of $1,000. The increase in net salary costs of $212,000 was due primarily to expenses related to an equity award to our employees as well as an increase in administrative headcount during 2021. The increase in professional services expenses was primarily due to professional services and consultants associated with our marketing campaign. Facility related expenses were lower during the three months ended March 31, 2022 over the same period in 2021 due to lower utility costs that were incurred in 2021 to wind down the Flagstaff facility not incurred in 2022. Office supplies/IT expenses were higher during the three months ended March 31, 2022 over the same period in 2021 due to increased IT support services. Insurance expenses increased during the three months ended March 31, 2022 primarily due to increased Directors and Officers insurance premiums.

Interest Income/Expense, Net

We recorded interest income, net of $1,000 for the three months ended March 31, 2022, as compared to interest expense, net of $3,000 for the same period in 2021. The $2,000 decrease in interest expense, net for the period was a result of decreased interest expense on certain notes payable and finance leases that were paid down or expired after March 31, 2021.

Other Income (Expense)

Other income, net, was $0 for the three months ended March 31, 2022 as compared to $21,000 for the three months ended March 31, 2021. The $21,000 of other income, net for the three months ended March 31, 2021 represented a payroll benefits accrual from 2019 that was reversed as the liability period had expired. We had no other income in 2022.

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

Through March 31, 2022, we have received net proceeds of $89.6 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $1.7 million in net product sales. As of March 31, 2022, we had an accumulated deficit of $114.8 million and cash and cash equivalents of $7.2 million.

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

Based upon our current operating plan, we expect that cash and cash equivalents at March 31, 2022, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next 9 to 12 months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next 9 to 12 months, and we are unable to raise the necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
Cash used in operating activities	$(2,029)	$(2,015)
Cash used in investing activities	(66)	(63)
Cash (used in) provided by financing activities	(16)	13,600
Net (decrease) increase in cash and cash equivalents	$(2,111)	$11,522

Operating Activities.

During the three months ended March 31, 2022, operating activities used $2.0 million of cash, primarily resulting from our net loss of $2.3 million offset by changes in our operating assets and liabilities of $13,000 and by non-cash charges of $290,000, consisting primarily of stock-based compensation, depreciation and amortization. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash generated by changes in our operating assets and liabilities for the three months ended March 31, 2022 of $13,000 consisted primarily of a net decrease in accrued expenses and accounts payable of $33,000 and an increase in prepaid expenses of $29,000, offset by a decrease in accounts receivable of $21,000 and by a decrease in inventory of $54,000.

During the three months ended March 31, 2021, operating activities used $2.0 million of cash, primarily resulting from our net loss of $1.8 million and by changes in our operating assets and liabilities of $422,000, offset by non-cash charges of $228,000, consisting primarily of stock-based compensation, depreciation and amortization. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2021 of $422,000 consisted primarily of a net decrease in accrued expenses and accounts payable of $283,000, an increase in prepaid expenses of $182,000 and an increase in accounts receivable of $2,000, offset by a decrease in inventory of $40,000 and a decrease in other assets of $5,000.

Investing Activities.

For the three months ended March 31, 2022, net cash used in investing activities was $66,000 due to the purchases of property, plant and equipment and construction in progress.

For the three months ended March 31, 2021, net cash used in investing activities was $63,000 due to the purchases of property, plant and equipment and construction in progress.

Financing Activities.

During the three months ended March 31, 2022, net cash used by financing activities was $16,000 as a result of $3,000 of repayments related to notes payable and $13,000 in repayments of finance lease obligations.

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

We recorded stock-based compensation expense of approximately $224,000 and $155,000 for the three months ended March 31, 2022 and March 31, 2021, respectively. We expect to continue to grant stock options and other equity-based awards in the future and continue to recognize stock-based compensation expense in future periods.

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

	Three Months Ended March 31,
	2022	2021
Research and development	$1	$2
Selling, general and administrative	223	153
Total stock-based compensation expense	$224	$155

The intrinsic value of stock options outstanding as of March 31, 2022 was $0.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation pursuant to Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings in which we are involved, see Note 12 - Commitments and Contingencies under the subsection titled “Legal Proceedings” in our Notes to Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number		Filed or Furnished Herewith		Incorporated by Reference
	Description		Form	Filing Date	Exhibit	File No.
10.1+	Employment Agreement, dated as of May 1, 2021, by and between the Registrant and Nicole Williams		8-K	1/5/2022	10.1+	001-37941

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC. (Registrant)

Dated: May 13, 2022	By:	/s/ Kenneth Siegel
Kenneth Siegel
Chief Executive Officer

Dated: May 13, 2022	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer