Form 10-Q
period 2022-06-30
SenesTech, Inc.
filed 2022-08-12
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

N/A

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

The number of shares of common stock outstanding as of August 12, 2022: 12,212,950

SENESTECH, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SENESTECH, INC.

CONDENSED BALANCE SHEETS

(In thousands, except shares and per share data)

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)

Current assets:
Cash	$5,000	$9,326
Accounts receivable trade, net	84	77
Prepaid expenses	338	230
Inventory	976	1,001
Deposits	22	22
Total current assets	6,420	10,656

Right to use asset-operating leases	431	511
Property and equipment, net	367	334
Total assets	$7,218	$11,501

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$-	$32
Accounts payable	286	333
Accrued expenses	884	578
Deferred Revenue	41	-
Total current liabilities	1,211	943

Operating lease liability	443	523
Total liabilities	1,654	1,466

Commitments and contingencies (See note 12)	-	-

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,212,950 and 12,207,283 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	122,961	122,531
Accumulated deficit	(117,409)	(112,508)
Total stockholders’ equity	5,564	10,035

Total liabilities and stockholders’ equity	$7,218	$11,501

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(In thousands, except shares and per share data)

(Unaudited)

For The Three Months Ended June 30, 2021 and 2022

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Sales	$277	$160	$472	$248

Cost of sales	141	119	246	169
Gross profit	136	41	226	79

Operating expenses:
Research and development	431	455	947	910
Selling, general and administrative	2,277	1,935	4,184	3,357
Total operating expenses	2,708	2,390	5,131	4,267

Net operating loss	(2,572)	(2,349)	(4,905)	(4,188)

Other income (expense):
Interest income	1	1	3	3
Interest expense	-	(3)	(1)	(8)
Payroll Protection Program loan forgiveness	-	650	-	650
Other income	2	1	2	22
Total other income	3	649	4	667

Net loss and comprehensive loss	$(2,569)	$(1,700)	$(4,901)	$(3,521)

Weighted average common shares outstanding - basic and fully diluted	12,212,701	12,178,754	12,210,863	10,169,061

Net loss per common share - basic and fully diluted	$(0.21)	$(0.14)	$(0.40)	$(0.35)

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares and per share data)

(Unaudited)

For The Three Months Ended June 30, 2021 and 2022

			Additional		Total Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2021	12,164,046	$12	$121,897	$(106,061)	$15,848

Stock-based compensation	-	-	182	-	182
Issuance of common stock upon exercise of warrants, net	499	-	11	-	11
Issuance of common stock for service	20,951	-	-	-	-
Payments for employee withholding taxes related to share based awards			(17)		(17)
Net loss for the three months ended June 30, 2021	-	-	-	(1,700)	(1,700)
Balance, June 30, 2021	12,185,496	$12	$122,073	$(107,761)	$14,324

Balance, March 31, 2022	12,212,283	$12	$122,755	$(114,840)	$7,927

Stock-based compensation	-	-	205	-	205
Issuance of common stock for service	667	-	1	-	1
Net loss for the three months ended June 30, 2022	-	-	-	(2,569)	(2,569)
Balance, June 30, 2022	12,212,950	$12	$122,961	$(117,409)	$5,564

For The Six Months Ended June 30, 2021 and 2022

Balance, December 31, 2020	5,099,512	$5	$108,119	$(104,240)	$3,884

Stock-based compensation	-	-	337	-	337
Issuance of common stock for service	20,951	-	-	-	-
Issuance of common stock, sold for cash, net	6,163,854	6	12,415	-	12,421
Issuance of common stock upon exercise of warrants	901,179	1	1,219	-	1,220
Payments for employee withholding taxes related to share based awards	-	-	(17)	-	(17)
Net loss for the six months ended June 30, 2021	-	-	-	(3,521)	(3,521)
Balance, June 30, 2021	12,185,496	$12	$122,073	$(107,761)	$14,324

Balance, December 31, 2021	12,207,283	$12	$122,531	$(112,508)	$10,035

Stock-based compensation	-	-	426	-	426
Issuance of common stock for service	5,667	-	4	-	4
Net loss for the six months ended June 30, 2022	-	-	-	(4,901)	(4,901)
Balance, June 30, 2022	12,212,950	$12	$122,961	$(117,409)	$5,564

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,901)	$(3,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113	151
Stock-based compensation	430	337
Bad debt expense	12	-
Paycheck Protection Program loan forgiveness	-	(648)
Paycheck Protection Program loan accrued interest forgiveness	-	(2)
Gain on sale of equipment	-	(1)
(Increase) decrease in current assets:
Accounts receivable - trade	(7)	(49)
Accounts receivable - other	(12)	-
Other assets	-	10
Prepaid expenses	(108)	(203)
Inventory	25	(24)
Increase (decrease) in current liabilities:
Accounts payable	(47)	(185)
Accrued expenses	306	134
Deferred revenue	41	-
Net cash used in operating activities	(4,148)	(4,001)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received on sale of property and equipment	-	1
Purchase of property and equipment	(146)	(84)
Net cash used in investing activities	(146)	(83)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	-	12,421
Repayments of notes payable	(5)	(28)
Repayments of finance lease obligations	(27)	(26)
Proceeds from the exercise of warrants	-	1,220
Payment of employee withholding taxes related to share based awards	-	(17)
Net cash (used in) provided by financing activities	(32)	13,570

NET CHANGE IN CASH	(4,326)	9,486
CASH AT BEGINNING OF PERIOD	9,326	3,643
CASH AT END OF PERIOD	$5,000	$13,129

SUPPLEMENTAL INFORMATION:
Interest paid	$1	$8
Income taxes paid	$-	$-

See accompanying notes to financial statements.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

Note 1 - Organization and Description of Business

SenesTech, Inc. (referred to in this report as “SenesTech,” the “Company,” “we,” “us”, or “our”) was formed in July 2004 and incorporated in the state of Nevada. We subsequently reincorporated in the state of Delaware in November 2015. Our corporate headquarters is in Phoenix, Arizona. We have developed and are commercializing a global, proprietary technology for managing animal pest populations, initially rat populations, through fertility control.

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

In June 2022, we received EPA registration and approval our new Elevate Bait System with ContraPest. This innovative bait system provides a unique and effective delivery system designed to target roof rats in elevated spaces.

In addition to the EPA registration of ContraPest in the United States, we must obtain registration from the various state regulatory agencies prior to selling in each state. To date, we have received registration for ContraPest in all 50 states and the District of Columbia, 48 of which have approved the removal of the RUP designation.

In addition to product registration, the EPA also approves all labeling (the container label, instructional inserts, and the Safety Data Sheet (“SDS”)) of ContraPest. Generally, states accept the EPA approved label as is. ContraPest’s labeling was submitted to the states at the initial registration and is resubmitted during state scheduled reregistration or for any significant labeling change requiring EPA approval.

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

We also continue to research and develop enhancements to ContraPest that align with our target verticals and other potential fertility control options for additional species and alternate delivery systems.

Going Concern

Our financial statements as of June 30, 2022, December 31, 2021 and June 30, 2021 were prepared under the assumption that we would continue as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the years ended December 31, 2021 and December 31, 2020 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, we have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we encounter continued issues or delays in the commercialization of ContraPest, our prior losses and expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through additional financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.

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

Through June 30, 2022, we received net proceeds of $89.6 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $2.0 million in net product sales. As of June 30, 2022, we had an accumulated deficit of $117.4 million and cash and cash equivalents of $5.0 million.

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

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1 - Organization and Description of Business – (continued)

Based upon our current operating plan, we expect that cash and cash equivalents at June 30, 2022, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next six to nine months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next six to nine months, and we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2022, our operating results for the three months and six months ended June 30, 2022 and 2021, and our cash flows for the six months ended June 30, 2022 and 2021. The accompanying financial information as of December 31, 2021 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022. All amounts shown in these financial statements and accompanying notes are in thousands, except percentages and per share and share amounts.

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

Cash and Cash Equivalents

We consider money market fund investments to be cash equivalents. We had cash equivalents in the form of money market fund investment of $4,095 and $8,793 at June 30, 2022 and December 31, 2021, respectively, included in cash as reported.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

Accounts Receivable-Trade

Accounts receivable-trade consist primarily of receivables from customers. We provide an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. We had allowance for doubtful trade receivables at June 30, 2022 of $12. We did not have any allowance for doubtful trade receivables at December 31, 2021.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work in progress and finished goods. Raw materials are stocked to reduce the risk of impact on manufacturing for potential supply interruptions due to the COVID-19 pandemic, supply chain issues or long lead times on certain ingredients.

Components of inventory were:

	June 30,	December 31,
	2022	2021
Raw materials	$880	$937
Work in progress	5	5
Finished goods	113	88
Total inventory	998	1,030
Less:
Reserve for obsolete	(22)	(29)
Total net inventory	$976	$1,001

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

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require long- lived assets or asset groups to be tested for possible impairment, we compare the undiscounted cash flows expected to be generated from the use of the asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, such as discounted cash flow models and the use of third-party independent appraisals. We have not recorded an impairment of long-lived assets since inception.

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

Deferred revenue represents payments that have been received in advance of fulfillment of these orders. These product orders are anticipated to be fulfilled in future periods.

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

The stock-based compensation expense recorded for the three and six months ended June 30, 2022 and 2021, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Research and development	$3	$-	$4	$2
Selling, general and administrative	203	182	426	335
Total stock-based compensation expense	$206	$182	$430	$337

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

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of June 30, 2022 or December 31, 2021 and, as such, no interest or penalties were recorded in income tax expense.

Comprehensive Loss

Net loss and comprehensive loss were the same for all periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying financial statements.

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the three and six months ended June 30, 2022 and 2021. Therefore, basic and diluted loss per share attributable to common stockholders are the same for each period presented.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 2 - Summary of Significant Accounting Policies – (continued)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	June 30,
	2022	2021
Common stock purchase warrants	4,531,447	4,553,234
Restricted stock units	-	667
Common stock options	1,473,320	1,069,661
Total	6,004,767	5,623,562

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

Note 4 - Credit Risk

We are potentially subject to concentrations of credit risk in our accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising our customer base. At June 30, 2022, we had $12 in potentially uncollectable accounts and recorded a reserve for uncollectable accounts in that amount. We did not have any potentially uncollectable accounts at December 31, 2021 and therefore, did not record a reserve for uncollectable accounts at December 31, 2021. We do not require collateral or other securities to support its accounts receivable.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30,	December 31,
	2022	2021
Director, officer and other insurance	$153	$109
Rent	36	-
Marketing programs and conferences	48	66
Patents	71	41
Inventory deposits	20	12
Professional services	8	-
Engineering, software licenses and other	2	2
Total prepaid expenses	$338	$230

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 6 - Property and Equipment

Property and equipment, net consisted of the following:

	Useful	June 30,	December 31,
	Life	2022	2021
Research and development equipment (1)	5-7 years	$1,512	$1,425
Office and computer equipment	3 years	797	762
Autos	5 years	54	54
Furniture and fixtures	7 years	41	41
Leasehold improvements	*	117	112
Construction in progress		65	45
		2,586	2,439
Less accumulated depreciation and amortization		(2,219)	(2,105)
Total		$367	$334

*	Shorter of lease term or estimated useful life

(1)	In the three months ended and six months ended June 30, 2022, we received net proceeds of less than $2 in the sale of manufacturing, research and development equipment, resulting in gains on the sale of these assets of less than $2. In the three months ended and six months ended June 30, 2021, we received net proceeds of less than $1 in the sale of manufacturing, research and development equipment, resulting in gains on the sale of these assets of less than $1.

Depreciation and amortization expense was approximately $47 and $78 for the three months ended June 30, 2022 and 2021, respectively, and $113 and $151 for the six months ended June 30, 2022 and 2021, respectively.

Note 7 - Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2022	2021
Compensation and related benefits	$715	$524
Legal services	-	17
Digital media	77	-
Recruiting	37	-
Product warranty	31	18
Personal property and franchise tax	15	5
Other	9	14
Total accrued expenses	$884	$578

Note 8 - Borrowings

A summary of our borrowings, including finance lease obligations, was as follows:

	June 30,	December 31,
	2022	2021
Short-term debt:
Finance lease obligations	$-	$27
Other promissory notes	-	5
Total	$-	$32

Finance Lease Obligations

All finance lease and promissory note obligations, for manufacturing equipment leased through ENGS Commercial Finance Co., were settled in full during the three months ended June 30, 2022.

On June 18, 2021, we received notification from BMO Harris Bank National Association as the lender in a promissory note pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), that a loan to us under this program in the amount of $646 was forgiven in full under the terms of the program. The forgiveness of this note and related interest was recorded as other income on the Condensed Statements of Operations and Comprehensive Loss for the quarter ended June 30, 2021.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of June 30, 2022 by warrant type:

					Balance				Balance				Balance
Issue Date	Warrant Type	Term Date	Exercise Price		December 31, 2020	Issued	Exercised	Expired	December 31, 2021	Issued	Exercised	Expired	June 30, 2022

November 21, 2017	Common Stock Offering Warrants	November 21, 2022	$1.3659	(1)	143,501	-	(21,787)	-	121,714	-	-	-	121,714
June 20, 2018	Warrant Reissue	December 20, 2023	$36.40		56,696	-	-	-	56,696	-	-	-	56,696
August 13, 2018	Rights Offering Warrants	July 25, 2023	$23.00		202,943	-	(499)	-	202,444	-	-	-	202,444
August 13, 2018	Dealer Manager Warrants	August 13, 2023	$34.50		13,393	-	-	-	13,393	-	-	-	13,393
July 16, 2019	Dealer Manager Warrants	July 11, 2024	$33.75		8,334	-	-	-	8,334	-	-	-	8,334
January 28, 2020	Registered Direct Offering	July 28, 2025	$9.00		177,500	-	-	-	177,500	-	-	-	177,500
January 28, 2020	Dealer Manager Warrants	July 28, 2025	$10.00		13,315	-	-	-	13,315	-	-	-	13,315
March 6, 2020	Dealer Manager Warrants	March 4, 2025	$3.76		13,228	-	-	-	13,228	-	-	-	13,228
April 21, 2020	Dealer Manager Warrants	April 21, 2025	$3.97		118,073	-	-	-	118,073	-	-	-	118,073
April 24, 2020	Registered Direct Offering	April 24, 2025	$3.05		50,000	-	-	-	50,000	-	-	-	50,000
October 26, 2020	Private Warrant Inducement	April 27, 2026	$1.73		1,700,680		(700,680)		1,000,000	-	-	-	1,000,000
October 26, 2020	Dealer Manager Warrants	April 27, 2026	$2.16		85,034	-			85,034	-	-	-	85,034
February 2, 2021	Private Placement Agreement	August 2, 2026	$2.216		-	2,194,427	-	-	2,194,427	-	-	-	2,194,427
February 2, 2021	Dealer Manager Warrants	August 2, 2026	$2.848		-	329,164	-	-	329,164	-	-	-	329,164
March 23, 2021	Dealer Manager Warrants	March 23, 2026	$2.50		-	148,125	-	-	148,125	-	-	-	148,125
					2,582,697				4,531,447				4,531,447

(1)	The initial exercise price of these warrants was $30.00 per share. Pursuant to antidilution price adjustment protection contained within these warrants, the initial exercise price of these warrants was adjusted downward to $29.40 on July 24, 2018, the record date of the 2018 Rights Offering (defined herein) and downward to $19.00 per share on August 13, 2018. These warrants were further adjusted downward from $19.00 to $7.13 and to $2.1122 on January 28, 2020 and March 4, 2020, respectively, in connection with separate Registered Direct Offerings. These warrants were further adjusted downward from $2.1122 to $1.3659 on October 26, 2020 in connection with a Registered Direct Offering. These warrants are subject to further adjustment pursuant to antidilution price adjustment protection.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

Outstanding Warrants

As of June 30, 2022, we had 4,531,447 shares of common stock issuable upon exercise of outstanding common stock warrants, at a weighted-average exercise price of $4.00 per share.

On November 21, 2017, we issued a total of 232,875 detachable common stock warrants issued with the second public offering of 293,000 shares of our common stock at $20.00 per share. The common stock warrant is exercisable until five years from the date of grant. Our common stock and detachable warrants exist independently as separate securities. As such, we estimated the fair value of the common stock warrants, exercisable at $30.00 per share, to be $661 using a lattice model based on the following significant inputs: common stock price of $20.00; comparable company volatility of 73.8%; remaining term five years; dividend yield of 0% and risk-free interest rate of 1.87%. The initial exercise price of these warrants was $30.00 per share, which adjusted downward to $29.40 on July 24, 2018, the record date of the 2018 Rights Offering, and downward to $19.00 per share on August 13, 2018, the date of the 2018 Rights Offering, pursuant to antidilution price adjustment protection contained within these warrants. The exercise price of the warrants was adjusted downward to $7.13 on January 28, 2020 in connection with a private placement of common stock. Per guidance of ASC 260 – Earnings Per Share (“ASC260”), we recorded a deemed dividend of $285 on the 143,501 unexercised warrants that contained this antidilution price adjustment protection provision and was calculated as the difference between the fair value of the warrants immediately prior to downward exercise price adjustment and immediately after the adjustment using a Black Scholes model based on the following significant inputs: On January 28, 2020, common stock price of $7.90; comparable company volatility of 73.8%; remaining term 2.82 years; dividend yield of 0% and risk-free interest rate of 1.45%.

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

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

On August 13, 2018, in connection with a rights offering of 267,853 shares of our common stock (the “2018 Rights Offering”), we issued 267,853 warrants to purchase shares of our common stock at an exercise price of $23.00 per share. We estimated the fair value of the common stock warrants, exercisable at $23.00 per share, to be $3,600 using a Monte Carlo model based on the following significant inputs: common stock price of $18.80; comparable company volatility of 159.0%; remaining term five years; dividend yield of 0% and risk-free interest rate of 2.77%.

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

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 9 - Common Stock Warrants and Common Stock Warrant Liability – (continued)

For so long as the 2020 Warrants remain outstanding, the exercise price and number of shares of common stock issuable upon exercise of the warrants are subject to adjustment as follows: (a) upon payment of a stock dividend or other distribution on a class or series of shares of common stock, not including shares issued under this warrant; (b) upon subdivision (by stock spilt, stock dividend, recapitalization, or otherwise) or combination (by reverse stock split or otherwise) of shares of common stock; or (c) upon the issuance of any shares of capital stock by reclassification of shares of the common stock.

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

Any time that we grant, issue or sell any securities pro rata to all of the record holders of our common stock (the “2020 Purchase Right”), each holder of 2020 Warrants will be entitled to acquire the aggregate amount of securities that the holder could have acquired if the holder had held the number of shares of common stock acquirable upon exercise of the applicable 2020 Warrant. However, to the extent that an exercise of a 2020 Purchase Right would exceed the Beneficial Ownership Limitation (defined below), then to such extent the 2020 Purchase Right will be held in abeyance until such time, if ever, that complete exercise of the 2020 Purchase Right would not exceed the Beneficial Ownership Limitation.

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

Common Stock

We had 12,212,950 and 12,207,283 shares of common stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

During the six months ended June 30, 2022, we issued 5,667 shares of common stock as follows:

●	an aggregate of 5,000 shares in connection with a restricted stock grant that was issued and vested on February 25, 2022 for services.

●	an aggregate of 667 shares in connection with a restricted stock grant that vested on May 4, 2022 for services.

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

As of June 30, 2022, we had 2,457,600 shares of common stock available for issuance under the 2018 Plan.

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

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 11 - Stock-Based Compensation – (continued)

We did not issue any stock options in the three months ended June 30, 2022.

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the six months ended June 30, 2022 were as follows:

Expected volatility	77.0%
Expected dividend yield	—
Expected term (in years)	3.5
Risk-free interest rate	1.7%

The weighted average grant date fair value of options granted during the six months ended June 30, 2022 was $0.444 per share, as per the table above.

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

The following table summarizes the stock option activity, for both equity plans, for the periods indicated as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2021	1,087,820	$4.08	3.9	$—
Granted	390,000	$0.82	4.9	$—
Exercised	—	$—	—	$—
Forfeited	(4,500)	$—	—	$—
Expired	—	$—	—	$—
Outstanding at June 30, 2022	1,473,320	$3.24	3.0	$—
Exercisable at June 30, 2022	955,871	$3.68	1.7	$—

(1)	The aggregate intrinsic value in the table was calculated based on the difference between the estimated fair market value of our stock and the exercise price of the underlying options. The estimated stock values used in the calculation were $0.98 and $0.53 per share for the year ended December 31, 2021 and the six months ended June 30, 2022, respectively.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 11 - Stock-Based Compensation – (continued)

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2022:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2021	667	$1.80
Granted	5,000	$0.76
Vested	(5,667)	$0.76
Forfeited	—	$—
Outstanding as of June 30, 2022	—	$—

The stock-based compensation expense was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Research and development	$3	$-	$4	$2
Selling, general and administrative	203	182	426	335
Total stock-based compensation expense	$206	$182	$430	$337

The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.

At June 30, 2022, the total compensation cost related to restricted stock units and unvested options not yet recognized was $327, which will be recognized over a weighted average period of 31 months, assuming the employees and non-employees complete their service period required for vesting.

Note 12 - Commitments and Contingencies

Legal Proceedings

In July 2020, Kennan E. Kaeder, our former corporate general counsel (the “Plaintiff”), commenced an action against us in the Superior Court of the State of California, for the County of San Diego. The complaint alleges, among other things, that we breached the Plaintiff’s employment contract with us, as well as the implied covenant of good faith and fair dealing, by refusing to issue him the balance of stock options he claims we owe him. In September 2021, the Plaintiff served us and also named the following individuals as defendants: Loretta Mayer, Cheryl Dyer, Thomas C. Chesterman, Kim Wolin, Grover Wickersham, Marc Dumont, Bob Ramsey, Matthew Szot, Julia Williams, and Bill Baker. We do not believe that all of the defendants have yet been served. The Plaintiff alleges that such individuals agreed to knowingly and wrongfully withhold the stock options owed to him and are knowingly in receipt of stolen property. The Plaintiff seeks compensatory damages in excess of $500,000, treble damages, and reasonable attorneys’ fees. We do not believe the claims described above have merit and intend to aggressively defend against these accusations. We do not believe that this litigation is likely to have a material effect on our operations.

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

Rent expense was $112 and $111 for the six months ended June 30, 2022 and 2021, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum finance lease payments as of June 30, 2022 are follows:

Years Ending December 31,	Operating Leases
2022	97
2023	198
2024	186
Total minimum lease payments	$481

Note 13 - Subsequent Events

We have evaluated subsequent events from the balance sheet date through August 12, 2022, the date at which the financial statements were issued, and determined that there were no items that require adjustment to or disclosure in the financial statements.

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding:

●	our expectation to continue to pursue regulatory approvals and amendments to the existing U.S. registration for ContraPest to broaden the marketability and use of ContraPest, and if ContraPest begins to generate sufficient revenue, regulatory approvals for additional jurisdictions beyond the United States;

●	our belief that ContraPest is unique in the pest control industry in attacking the reproductive systems of both male and female rats;

●	our belief that our field data shows ContraPest will result in a sustained reduction of the rat population;

●	our belief that ContraPest is the first and only non-lethal, fertility control product approved by the EPA for the management of rodent populations;

●	our expectation to continue to incur significant expenses and operating losses for the foreseeable future;

●	our expectation that cash and cash equivalents at June 30, 2022, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next six to nine months;

●	our belief that sales increased in part due to continued focus of our internet sales initiatives, enhanced strategic partnership and collaborations with key distributors and PMPs;

●	our belief that the increased sales activity from our field sales organization was due in part to the launch of our new Elevate product offering;

●	our plan to continue to utilize various forms of stock-based compensation awards to attract and retain qualified employees;

●	our anticipation that stock-based compensation expense will continue to represent a significant portion of our selling, general and administrative expenses for the foreseeable future;

●	our expectation our expenses to continue or increase in connection with our ongoing activities, particularly as we focus on marketing and sales of ContraPest;

●	our expectation to continue to grant stock options and other equity-based awards, such as restricted stock units, in the future and to continue to recognize stock-based compensation expense in future periods;

●	our goal to shift resources to commercialization, significantly reducing our year-over-year burn rate and achieving a 50% or greater margin;

●	federal, state and municipal budgets may delay or impede their ability to make near term purchases of our products;

●	our belief that prolonged impact on the suppliers we rely on for the purchase of raw material ingredients by the COVID-19 pandemic could impact future manufacturing operations;

●	our maintaining and obtaining regulatory approval of our products and product candidates;

●	our successful commercialization of ContraPest;

●	our ability to obtain market acceptance, commercial viability and profitability of ContraPest and other products;

●	our ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue;

●	the success of our research and development activities;

●	our ability to retain and attract key personnel to develop, operate and grow our business;

●	our ability to meet our working capital needs;

●	our estimates or expectations related to our revenue, cash flow, expenses, capital requirements and need for additional financing;

●	our belief that if we encounter continued issues or delays in the commercialization of ContraPest, our prior losses and expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern;

●	our belief that we are potentially subject to concentrations of credit risk in our accounts receivable;

●	our belief that our existing facilities are adequate and meet our current needs for business, manufacturing and research;

●	our ability, and the time required, to improve our cost structure and gross margins, and limit our cash burn;

●	our plans for our business, including for research and development;

●	our ability to enter into strategic arrangements and to achieve the expected results from such arrangements;

●	the adequacy of our facilities to meet our current needs;

●	the initiation, timing, progress and results of field studies and other studies and trials and our research and development programs;

●	our belief the claims against us do not have merit and our intention to aggressively defend against these accusations;

●	our belief the litigation against us is not likely to have a material effect on our operations;

●	our financial performance, including our ability to fund operations; and

●	developments and projections relating to our projects, competitors and our industry, including legislative developments and impacts from those developments.

These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s, actual results to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A-“Risk Factors” of Part I of our Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC on March 29, 2022, and those contained from time to time in our other filings with the SEC. A number of factors could cause our actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, the following:

●	the impacts and implications of the COVID-19 pandemic;

●	the successful commercialization of our products;

●	market acceptance of our products; and

●	regulatory approval and regulation of our products and other factors and risks identified from time to time in our filings with the SEC, including this Quarterly Report on Form 10-Q.

All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results, performance or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance or achievements.

We are subject to the information requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information we file with the SEC are available free of charge at www.senestech.com as soon as practicable after such reports are available on the SEC’s website at www.sec.gov. The SEC’s website contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Overview

Since our inception, we have sustained significant operating losses in the course of our research and development activities and commercialization efforts and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under a former license with Neogen. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock and debt financing, consisting primarily of convertible notes. See Note 10 for a description of our public equity sales.

Through June 30, 2022, we have received net proceeds of $89.6 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $2.0 million in net product sales. As of June 30, 2022, we had an accumulated deficit of $117.4 million and cash and cash equivalents of $5.0 million.

On June 18, 2021, we received notification from BMO Harris Bank National Association as the lender in a promissory note pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), that a loan to us under this program in the amount of $645,700 was forgiven in full under the terms of the program. This loan was originally granted and funded on April 15, 2020.

We have incurred significant operating losses every year since our inception. Our net losses were $2.6 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively, and $4.9 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.

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

While the effect and impact of the COVID-19 pandemic on revenue during the six months ended June 30, 2022 and June 30, 2021 is difficult to measure, the travel and other restrictions that started in 2020 resulted in a significant slowdown in our proof-of-concept field studies and sales efforts. We were able to resume field studies in some important projects mid-year 2020 and have now resumed all projects.

Components of our Results of Operations

Sales

Sales are comprised primarily of sales, net of discounts and promotions, of ContraPest and related components, to our distributors and customers, as well as consulting and implementation services provided in conjunction with ContraPest deployments.

Cost of Sales

Cost of sales consist primarily of cost of products sold, including scrap and reserves for obsolescence and the cost of freight billed to our customers. We continue to focus on improving our cost structure, with the goals of shifting resources to commercialization, significantly reducing our year-over-year burn rate and achieving a 50% or greater gross margin. Steps have included relocating to more cost-efficient space, organizational restructuring, and improving our manufacturing and supply processes and reducing staffing.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. Our effective tax rate for the six months ended June 30, 2022, as well as for the year ended December 31, 2021, has been impacted by the full valuation allowance on our deferred tax assets.

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

During the three months ended June 30, 2021, we received notification that a loan to us under the Paycheck Protection Program (the “PPP”) in the amount of $646 thousand was forgiven in full pursuant to the PPP program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Section 1106(i) of the CARES Act specifically requires taxpayers to exclude canceled indebtedness from PPP loans from gross income, and accordingly, the debt forgiveness amount is nontaxable to us. Subsequent to the passage of the CARES Act, the IRS issued Notice 2020-32, which precludes a deduction for an expense that would otherwise be deductible if the payment results in the forgiveness of a loan, thereby preventing entities from claiming a double tax benefit on the qualifying expenses for PPP loans. On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was signed into law, which reverses existing IRS guidance provided in Notice 2020-32 by allowing taxpayers to fully deduct any business expenses, regardless of whether the expense was paid for using forgiven PPP loan proceeds. None of the other provisions of the CARES Act or CAA had a material impact to our tax accounts.

The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Sales	$277	$160	$472	$248

Cost of sales	141	119	246	169
Gross profit	136	41	226	79

Operating expenses:
Research and development	431	455	947	910
Selling, general and administrative	2,277	1,935	4,184	3,357
Total operating expenses	2,708	2,390	5,131	4,267

Net operating loss	(2,572)	(2,349)	(4,905)	(4,188)

Other income (expense):
Interest income	1	1	3	3
Interest expense	-	(3)	(1)	(8)
Payroll Protection Program loan forgiveness	-	650	-	650
Other income	2	1	2	22
Total other income	3	649	4	667

Net loss and comprehensive loss	$(2,569)	$(1,700)	$(4,901)	$(3,521)

Weighted average common shares outstanding - basic and fully diluted	12,212,701	12,178,754	12,210,863	10,169,061

Net loss per common share - basic and fully diluted	$(0.21)	$(0.14)	$(0.40)	$(0.35)

Comparison of the Three Months Ended June 30, 2022 and 2021

Sales

Sales, net of sales discounts and promotions, were $277,000 for the three months ended June 30, 2022, compared to $160,000 for the same period in 2021. Sales increased by $117,000 in the three months ended June 30, 2022 due, in part, to continued focus of our internet sales initiatives, augmenting our existing pull through sales strategy, where demand from the consumer market encourages, or pulls, resellers and pest management professionals to offer our products, as well as enhanced strategic partnerships and collaborations with key distributors and PMPs. In addition, we saw increased sales activity from our field sales organization due in part to the launch of our new Elevate product offering.

Cost of Sales

Cost of sales was $141,000, or 50.9% of net sales, for the three months ended June 30, 2022, compared to $119,000, or 74.4% of net sales, for the three months ended June 30, 2021. The increase in cost of goods sold of $22,000 in 2022 is primarily due to higher sales volume. The decrease in cost of sales as a percentage of net sales was primarily due to lower production scrap and manufacturing process improvement and efficiencies during the three months ended June 30, 2022.

Gross Profit

Gross profit for the three months ended June 30, 2022 was $136,000, or 49.1% of net sales, compared to a gross profit of $41,000, or 25.6% of net sales, for the same period in 2021. The increase in gross profit was a direct result of the impact of lower production scrap and continued manufacturing efficiencies as a result of scale-up activities.

Research and Development Expenses

	Three Months Ended June 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Direct research and development expenses:
Personnel related (including stock-based compensation)	$262	$240	$22
Professional fees	57	50	7
Depreciation	33	78	(45)
Freight	24	21	3
Facility-related	27	26	1
Other	28	40	(12)
Total research and development expenses	$431	$455	$(24)

Research and development expenses were $431,000 for the three months ended June 30, 2022, compared to $455,000 for the same period in 2021. The $24,000 decrease in research and development expenses was primarily due to a decrease of $45,000 in depreciation expense and a decrease in other research and development expenses offset by an increase in personnel-related costs of $22,000, a $7,000 increase in professional fees, a $3,000 increase in freight expense and a $1,000 increase in facility related expenses.

Personnel related expense, including stock-based compensation expense increased for the three months ended June 30, 2022, relative to the same period of 2021, due to the full quarter impact of headcount additions made in 2021 to meet current and future demand.

Professional fees increased for the three months ended June 30, 2022, relative to the same period of 2021, primarily due to increased consulting expenses related to field and regulatory compliance studies and increased annual EPA and state registrations.

Freight expense, the expense related to unbilled freight charges, increased for the three months ended June 30, 2022, relative to the same period of 2021, primarily due to increased product sales volume associated with new customer acquisition and increased freight rates due to increased fuel surcharges.

Facility-related expenses increased $1,000 due primarily to contractual rent escalation in our facility lease contracts.

The decrease in other research and development expenses of $12,000 in the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to decreased expenses related to field and product improvement studies. We also continue to develop our supply chain, particularly identifying and improving our sourcing of key ingredients for our product candidates.

Depreciation expense decreased $45,000 for the three months ended June 30, 2022 over the three months ended June 30, 2021 due to several assets becoming fully depreciated during the period.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Direct selling, general and administrative expenses:
Personnel related (including stock-based compensation)	$1,115	$1,195	$(80)
Professional fees	532	270	262
Facility-related	39	39	-
Marketing	162	67	95
Office supplies/IT	85	80	5
Insurance	145	118	27
Travel and entertainment	60	71	(11)
Other	139	95	44
Total selling, general and administrative expenses	$2,277	$1,935	$342

Selling, general and administrative expenses were approximately $2.3 million for the three months ended June 30, 2022, as compared to approximately $1.9 million for the three months ended June 30, 2021. The increase of $342,000 in selling, general and administrative expenses was primarily due to an increase of $262,000 in professional fees, an $95,000 increase in marketing expenses, a $5,000 increase in office supplies/IT expenses, a $27,000 increase in insurance expense and an increase in other selling, general and administrative expenses of $44,000, offset by an $80,000 decrease in personnel related expenses and an $11,000 decrease in travel and entertainment expenses. The increase in professional services expenses for the three months ended June 30, 2022 was primarily due to marketing professional fees associated with outsourcing our marketing programs. Other marketing expenses increased $95,000 during the three months ended June 30, 2022 over the same period in 2021 primarily due to increases in digital marketing advertising. Office supplies/IT expenses were higher during the three months ended June 30, 2022 over the same period in 2021 primarily due to increased IT support services and increased Directors and Officers insurance premiums. The decrease in net salary costs of $80,000 for the three months ended June 30, 2022 over the same period in 2021 was due primarily to sales salary restructuring effective January 1, 2022. Travel and entertainment expenses for the three months ended June 30, 2022 were $11,000 lower than the same period in 2021 primarily due to the timing of travel scheduled for 2022 deferred to the third quarter.

Interest Income/Expense, Net

We recorded interest income, net of $1,000 for the three months ended June 30, 2022, as compared to interest expense, net of $2,000 for the same period in 2021. The $3,000 decrease in interest expense, net for the period was a result of decreased interest expense on certain notes payable and finance leases that expired after June 30, 2021.

Paycheck Protection Program Loan Forgiveness

PPP loan forgiveness income for the three months ended June 30, 2021 represents the forgiveness of a promissory note pursuant to the PPP under the CARES Act, that we secured under this program.

Other Income (Expense)

Other income, net was $2,000 for the three months ended June 30, 2022 as compared to $1,000 for the three months ended June 30, 2021. The $1,000 increase of other income, net for the three months ended June 30, 2022 represented increased gains on sale of miscellaneous fixed assets.

Comparison of the Six Months Ended June 30, 2022 and 2021

Sales

Sales, net of sales discounts and promotions, were $472,000 for the six months ended June 30, 2022, compared to $248,000 for the same period in 2021. Sales increased by $224,000 in the first six months of 2022 due, in part to continued focus of our internet sales initiatives, augmenting our existing pull through sales strategy, where demand from the consumer market encourages, or pulls, resellers and pest management professionals to offer our products, as well as enhanced strategic partnerships and collaborations with key distributors and PMPs. In addition, we saw increased sales activity from our field sales organization due in part to the launch of our new Elevate product offering.

Cost of Sales

Cost of sales was $246,000, or 52.1% of net sales, for the six months ended June 30, 2022, compared to $169,000, or 68.1% of net sales, for the six months ended June 30, 2021. The increase in cost of goods sold of $77,000 in 2022 is primarily due to higher sales volume. The decrease in cost of sales as a percentage of net sales was primarily due to lower production scrap and manufacturing process improvement and efficiencies during the six months ended June 30, 2022.

Gross Profit

Gross profit for the six months ended June 30, 2022 was $226,000, or 47.9% of net sales, compared to a gross profit of $79,000, or 31.9% of net sales, for the same period in 2021. The increase in gross profit was a direct result of the impact of lower production scrap and continued manufacturing efficiencies as a result of scale-up activities.

Research and Development Expenses

	Six Months Ended June 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Direct research and development expenses:
Personnel related (including stock-based compensation)	$503	$475	$28
Professional fees	148	125	23
Depreciation	79	124	(45)
Freight	50	32	18
Facility-related	53	46	7
Other	114	108	6
Total research and development expenses	$947	$910	$37

Research and development expenses were $947,000 for the six months ended June 30, 2022, compared to $910,000 for the same period in 2021. The $37,000 increase in research and development expenses was primarily due to an increase of $28,000 in personnel-related costs, a $23,000 increase in professional fees, an $18,000 increase in freight expense, a $7,000 increase in facility related expenses and $6,000 increase in other research and development expenses, offset by a $45,000 decrease in depreciation expense.

Personnel related expense, including stock-based compensation expense for the six months ended June 30, 2022 increased, relative to the same period of 2021, due to an increase in headcount to meet current and future demand.

Professional fees increased for the six months ended June 30, 2022 relative to the same period of 2021, primarily due to increased consulting expenses related to field and regulatory compliance studies and increased annual EPA and state registrations.

Freight expense, the expense related to unbilled freight charges, increased $18,000 for the six months ended June 30, 2022 relative to the same period of 2021 primarily due to increased product sales volume associated with new customer acquisition and increased freight rates due to increased fuel surcharges.

Facility-related expenses increased $7,000 due primarily to contractual rent escalation in our facility lease contracts and a slight increase in utility expenses.

The increase in other research and development expenses of $6,000 in the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to increased expenses related to field and product improvement studies. We also continue to develop our supply chain, particularly identifying and improving our sourcing of key ingredients for our product candidates.

Depreciation expense decreased $45,000 for the six months ended June 30, 2022 over the six months ended June 30, 2021 due to several assets becoming fully depreciated during the period.

Selling, General and Administrative Expenses

	Six Months Ended June 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Direct selling, general and administrative expenses:
Personnel related (including stock-based compensation)	$2,185	$2,051	$134
Professional fees	900	491	409
Facility-related	78	80	(2)
Marketing	245	153	92
Office supplies/IT	169	149	20
Travel and entertainment	106	96	10
Insurance	311	235	76
Other	190	102	88
Total selling, general and administrative expenses	$4,184	$3,357	$827

Selling, general and administrative expenses were approximately $4.2 million for the six months ended June 30, 2022, as compared to approximately $3.4 million for the six months ended June 30, 2021. The increase of $827,000 in selling, general and administrative expenses was primarily due to an increase of $134,000 in net salary costs, an increase of $409,000 in professional fees, a $2,000 decrease in facility-related expenses, a $92,000 increase in marketing expenses, a $20,000 increase in office supplies/IT expenses, a $10,000 increase in travel and entertainment, a $76,000 increase in insurance expense and an increase in other selling, general and administrative expenses of $88,000.

The increase in net compensation costs of $134,000 was due primarily to expenses related to an equity award to our employees as well as an increase in administrative headcount during the last 6 months of 2021, offset by sales rep compensation restructuring effective January 1, 2022. The increase in professional services expenses of $409,000 was primarily due to marketing professional fees associated with outsourcing our marketing programs. Facility related expenses were lower during the six months ended June 30, 2022 over the same period in 2021 due to lower utility costs that were incurred in 2021 to wind down the Flagstaff facility not incurred in 2022. Other marketing expenses increased $92,000 during the six months ended June 30, 2022 over the same period in 2021 primarily due to increases in digital marketing advertising. Office supplies/IT expenses were higher during the six months ended June 30, 2022 over the same period in 2021 due to increased IT support services Travel and entertainment expenses for the six months ended June 30, 2022 were $10,000 higher than the same period in 2021 primarily due to the timing of travel, incurred in Q-1, 2022. Insurance expenses increased during the six months ended June 30, 2022 primarily due to increased Directors and Officers insurance premiums. Other selling and general administrative expenses were $88,000 greater in the six months ended June 30, 2022 over the same period in 2021 due to a $12,000 reserve for uncollectable receivables and increased sales promotion and related expenses during the six months ended June 30, 2022.

Interest Income/Expense, Net

We recorded interest income, net of $2,000 for the six months ended June 30, 2022, compared to interest expense, net of $5,000 for the same period in 2021. The $7,000 decrease in interest expense, net for the period was a result of decreased interest expense on certain notes payable and finance leases that were paid down or expired after June 30, 2021.

Paycheck Protection Program Loan Forgiveness

PPP loan forgiveness income for the three months ended June 30, 2021 represents the forgiveness of a promissory note pursuant to the PPP under the CARES Act, that we secured under this program.

Other Income (Expense)

Other income, net was $2,000 for the six months ended June 30, 2022 as compared to $22,000 for the six months ended June 30, 2021. The $20,000 decrease in other income was primarily due to the impact of a payroll benefits accrual from 2019 that was reversed in the six months ended June 30, 2021, as the liability period had expired.

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

Through June 30, 2022, we have received net proceeds of $89.6 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $2.0 million in net product sales. As of June 30, 2022, we had an accumulated deficit of $117.4 million and cash and cash equivalents of $5.0 million.

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

Based upon our current operating plan, we expect that cash and cash equivalents at June 30, 2022, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next six to nine months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next six to nine months, and we are unable to raise the necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

Additional Funding Requirements

We expect our expenses to continue or increase in connection with our ongoing activities, particularly as we focus on marketing and sales of ContraPest.. In addition, we will continue to incur costs associated with operating as a public company.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(4,148)	$(4,001)
Cash used in investing activities	(146)	(83)
Cash (used in) provided by financing activities	(32)	13,570
Net (decrease) increase in cash and cash equivalents	$(4,326)	$9,486

Operating Activities.

During the six months ended June 30, 2022, operating activities used $4.1 million of cash, primarily resulting from our net loss of $4.9 million offset by changes in our operating assets and liabilities of $198,000 and by non-cash charges of $555,000, consisting primarily of stock-based compensation, depreciation and amortization and bad debt expense. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash generated by changes in our operating assets and liabilities for the six months ended June 30, 2022 of $259,000 consisted primarily of an increase in deferred revenue of $41,000, a net increase in accrued expenses and accounts payable of $145,000 and a decrease in inventory of $25,000, offset by an increase in prepaid expenses of $108,000 and an increase in accounts receivable of $19,000.

During the six months ended June 30, 2021, operating activities used $4.0 million of cash, primarily resulting from our net loss of $3.5 million, changes in our operating assets and liabilities of $317,000 and by non-cash charges of $163,000, consisting primarily of stock-based compensation, depreciation and amortization, offset by the Paycheck Protection Program loan forgiveness during the period. Our net loss was primarily attributable to manufacturing, research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2021 of $317,000 consisted primarily of a net decrease in accrued expenses and accounts payable of $51,000, an increase in prepaid expenses of $203,000, an increase in inventory of $24,000 and an increase in accounts receivable of $49,000, offset by a decrease in other assets of $10,000.

Investing Activities.

For the six months ended June 30, 2022, net cash used in investing activities was $146,000 due to the purchases of property, plant and equipment and construction in progress.

For the six months ended June 30, 2021, net cash used in investing activities was $83,000 due to the purchases of property, plant and equipment and increases in construction in progress.

Financing Activities.

During the six months ended June 30, 2022, net cash used by financing activities was $32,000 as a result of $5,000 of repayments related to notes payable and $27,000 in repayments of finance lease obligations.

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

We recorded stock-based compensation expense of approximately $206,000 and $182,000 for the three months ended June 30, 2022 and June 30, 2021, respectively, and approximately $430,000 and $337,000 for the six months ended June 30, 2022 and June 30, 2021, respectively. We expect to continue to grant stock options and other equity-based awards in the future and continue to recognize stock-based compensation expense in future periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Research and development	$3	$-	$4	$2
Selling, general and administrative	203	182	426	335
Total stock-based compensation expense	$206	$182	$430	$337

The intrinsic value of stock options outstanding as of June 30, 2022 was $0.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We periodically conduct evaluations (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SENESTECH, INC. (Registrant)

Dated: August 12, 2022	By:	/s/ Kenneth Siegel
Kenneth Siegel
Chief Executive Officer

Dated: August 12, 2022	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer