Form 10-Q
period 2022-09-30
SenesTech, Inc.
filed 2022-11-14
CIK 1680378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-37941

SENESTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2079805
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23460 N. 19th Avenue, Suite 110
Phoenix, AZ	85027
(Address of principal executive offices)	(Zip Code)

(928) 779-4143

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on which
Title of each class	Trading Symbol(s)	registered
Common Stock, $0.001 par value	SNES	The Nasdaq Stock Market LLC

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

The number of shares of common stock outstanding as of November 11, 2022: 12,212,950

SENESTECH, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SENESTECH, INC.

CONDENSED BALANCE SHEETS

(In thousands, except shares and per share data)

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash	$2,792	$9,326
Accounts receivable trade, net	89	77
Prepaid expenses	404	230
Inventory	952	1,001
Deposits	22	22
Total current assets	4,259	10,656

Right to use asset-operating leases	389	511
Property and equipment, net	322	334
Total assets	$4,970	$11,501
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$-	$32
Accounts payable	476	333
Accrued expenses	987	578
Preferred stock, $0.001 par value, 20,000 shares authorized, 12,213 and 0 shares issued and Outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Deferred Revenue	48	-
Total current liabilities	1,511	943

Operating lease liability	402	523
Total liabilities	1,913	1,466

Commitments and contingencies (See note 12)	-	-

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,212,950 and 12,207,283 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	123,100	122,531
Accumulated deficit	(120,055)	(112,508)
Total stockholders’ equity	3,057	10,035

Total liabilities and stockholders’ equity	$4,970	$11,501

See accompanying notes to financial statements

SENESTECH, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(In thousands, except shares and per share data)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Sales	$250	$183	$722	$431

Cost of sales	128	106	374	275
Gross profit	122	77	348	156

Operating expenses:
Research and development	452	514	1,399	1,424
Selling, general and administrative	2,289	1,816	6,473	5,173
Total operating expenses	2,741	2,330	7,872	6,597

Net operating loss	(2,619)	(2,253)	(7,524)	(6,441)

Other income (expense):
Interest income	1	2	4	5
Interest expense	-	(2)	(1)	(10)
Payroll Protection Program loan forgiveness	-	-	-	650
Other income (expense)	(28)	-	(26)	22
Total other income	(27)	-	(23)	667

Net loss and comprehensive loss	$(2,646)	$(2,253)	$(7,547)	$(5,774)

Weighted average common shares outstanding - basic and fully diluted	12,212,950	12,190,257	12,211,561	10,850,197

Net loss per common share - basic and fully diluted	$(0.22)	$(0.18)	$(0.62)	$(0.53)

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares and per share data)

(Unaudited)

For The Three Months Ended September 30, 2021 and 2022

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2021	12,185,496	$12	$122,073	$(107,761)	$14,324

Stock-based compensation	-	-	213	-	213
Issuance of common stock upon exercise of warrants, net	5,616	-	8	-	8
Net loss for the three months ended September 30, 2021	-	-	-	(2,253)	(2,253)
Balance, September 30, 2021	12,191,112	$12	$122,294	$(110,014)	$12,292

Balance, June 30, 2022	12,212,950	$12	$122,961	$(117,409)	$5,564

Stock-based compensation	-	-	139	-	139
Net loss for the three months ended September 30, 2022	-	-	-	(2,646)	(2,646)

Balance, September 30, 2022	12,212,950	$12	$123,100	$(120,055)	$3,057

Balance, December 31, 2020	5,099,512	$5	$108,119	$(104,240)	$3,884

Stock-based compensation	-	-	550	-	550
Issuance of common stock for service	20,951	-	-	-	-
Issuance of common stock, sold for cash, net	6,163,854	6	12,415	-	12,421
Issuance of common stock upon exercise of warrants	906,795	1	1,227	-	1,228
Payments for employee withholding taxes related to share based awards	-	-	(17)	-	(17)
Net loss for the nine months ended September 30, 2021	-	-	-	(5,774)	(5,774)
Balance, September 30, 2021	12,191,112	$12	$122,294	$(110,014)	$12,292

Balance, December 31, 2021	12,207,283	$12	$122,531	$(112,508)	$10,035

Stock-based compensation	-	-	565	-	565
Issuance of common stock for service	5,667	-	4	-	4
Net loss for the nine months ended September 30, 2022	-	-	-	(7,547)	(7,547)
Balance, September 30, 2022	12,212,950	$12	$123,100	$(120,055)	$3,057

See accompanying notes to financial statements.

SENESTECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,547)	$(5,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148	229
Stock-based compensation	570	550
Bad debt expense	5	-
Paycheck Protection Program loan forgiveness	-	(646)
Paycheck Protection Program loan accrued interest forgiveness	-	(4)
Gain on sale of equipment	-	(1)
(Increase) decrease in current assets:
Accounts receivable – trade	(14)	(54)
Accounts receivable – other	(2)	-
Other assets	-	11
Prepaid expenses	(174)	(403)
Inventory	48	(62)
Increase (decrease) in current liabilities:
Accounts payable	142	(137)
Accrued expenses	409	258
Deferred revenue	48	-
Net cash used in operating activities	(6,367)	(6,033)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received on sale of property and equipment	-	1
Purchase of property and equipment	(135)	(84)
Net cash used in investing activities	(135)	(83)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	-	12,421
Repayments of notes payable	(5)	(36)
Repayments of finance lease obligations	(27)	(40)
Proceeds from the exercise of warrants	-	1,228
Payment of employee withholding taxes related to share based awards	-	(17)
Net cash (used in) provided by financing activities	(32)	13,556

NET CHANGE IN CASH	(6,534)	7,440
CASH AT BEGINNING OF PERIOD	9,326	3,643
CASH AT END OF PERIOD	$2,792	$11,083

SUPPLEMENTAL INFORMATION:
Interest paid	$1	$8
Income taxes paid	$-	$-

See accompanying notes to financial statements.

SENESTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 1 - Organization and Description of Business

SenesTech, Inc. (referred to in this report as “SenesTech,” the “Company,” “we,” “us”, or “our”) was formed in July 2004 and incorporated in the state of Nevada. We subsequently reincorporated in the state of Delaware in November 2015. Our corporate headquarters is in Phoenix, Arizona. We have developed and are commercializing a proprietary technology for managing animal pest populations, initially rat populations, through fertility control.

Overview

We have developed and are commercializing a proprietary technology for managing animal pest populations, initially rat populations, through fertility control. Although there are myriad tools available to control rat populations, most rely on some form of lethal method to achieve effectiveness. Each of these solutions is inherently limited by rat species’ resilience and survival mechanisms as well as their extraordinary rate of reproduction. ContraPest®, our initial product, is unique in the pest control industry in affecting the reproductive systems of both male and female rats, which our field data shows will result in a sustained reduction of the rat population.

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

The most prevalent solution to rat infestations is the use of increasingly powerful rodenticides. Although these solutions provide short term results, there are growing concerns about secondary exposure and bioaccumulation of rodenticides in the environment, as well as concerns about rodenticides that have no antidotes. The pest management industry and Pest Management Professionals (“PMPs”) are being asked by their customers and their communities for new solutions that are both effective and less toxic. Our goal is to provide customers with not only a highly effective solution to combat their most difficult rat problems, but also offer a non-lethal option to serve customers that are looking to decrease or remove the amount of rodenticide used in their pest control programs.

ContraPest is a liquid bait containing the active ingredients 4-vinylcyclohexene diepoxide (“VCD”) and triptolide, a botanically derived compound. ContraPest limits reproduction of male and female rats beginning with the first breeding cycle following consumption. ContraPest is currently being marketed for use in controlling Norway and roof rat populations.

We began the registration process with the United States Environmental Protection Agency (the “EPA”) for ContraPest on August 23, 2015. On August 2, 2016, the EPA granted an unconditional registration for ContraPest as a Restricted Use Product (“RUP”), due to the need for applicator expertise for deployment. On October 18, 2018, the EPA approved the removal of the RUP designation. We believe ContraPest is the first and only fertility control product designed to be non-lethal, registered with the EPA, for the management of rat populations.

In addition to the EPA registration of ContraPest in the United States, ContraPest must obtain registration from the various state regulatory agencies prior to selling in each state. We have received registration for ContraPest in all 50 states and the District of Columbia, 49 of which have approved the removal of the RUP designation.

In the first quarter of 2022, we received approval for and began marketing an additional dispenser format for ContraPest, the Elevate® Bait System with ContraPest. This system provides an additional delivery method particularly appropriate for roof rat populations.

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

We also continue to research and develop enhancements to ContraPest that align with our target verticals and other potential fertility control options for additional species, such as mice.

Our intellectual property portfolio supporting ContraPest consists of nine international patent filings (in the United States, Europe, Canada, Brazil, Russia, Japan, Mexico, South Korea, and Australia) addressing the ContraPest compound. Claims directed toward the compound include composition-of-matter involving a diterpenoid epoxide or salts thereof in combination with an organic diepoxide, use claims for inducing follicle depletion and for reducing the reproductive capability of a mammalian animal or non-human mammalian population. Issued claims will have a patent term extending to 2033 or longer based on patent term determinations in each of the filing countries. The novelty of ContraPest extends to its method of field distribution and has required innovation to perfect the dosing of our product to rodents. We recently filed and received approval for a U.S. patent application covering our liquid delivery system, which is used in our EVO bait station. The patent will expire in 2038.

We also have an exclusive patent license with the University of Arizona for background intellectual property that we plan to employ for future product development in the domestic animal fertility control market. The patent claims in the United States, Australia and New Zealand cover the use of 4-vinylcyclohexene diepoxide to deplete ovarian follicles in individual mammals and mammal populations. The license agreement, signed in 2005, will terminate with the last-to-expire patent claims, which have a term extending to 2025.

Recent Developments

Nasdaq Listing Extension

As previously disclosed, on March 2, 2022, we received a letter from the listing qualifications staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) providing notification that the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days and our common stock no longer met the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2) (the “Rule”). We were provided a period of 180 calendar days, or until August 29, 2022, in which to regain compliance with the Rule.

On August 31, 2022, we received notice from Nasdaq indicating that, while we have not regained compliance with the Rule, the Staff has determined that we are eligible for an additional 180 calendar day period, or until February 27, 2023, to regain compliance. The Staff’s determination was based on (i) our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and (ii) our providing written notice to Nasdaq of our intent to cure the deficiency during this second compliance period by effecting a reverse stock split, if necessary. If at any time during this second 180-day period the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide written confirmation of compliance. If compliance cannot be demonstrated by February 27, 2023, the Staff will provide written notification to us that our common stock will be delisted. At that time, we may appeal the Staff’s determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the Rule or maintain compliance with other Nasdaq continued listing requirements.

Going Concern

Our financial statements as of September 30, 2022, December 31, 2021 and September 30, 2021 were prepared under the assumption that we would continue as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the years ended December 31, 2021 and December 31, 2020 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, we have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we encounter continued issues or delays in the commercialization of ContraPest, our expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through additional financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.

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

Through September 30, 2022, we received net proceeds of $89.6 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $2.0 million from licensing fees and an aggregate of $2.3 million in net product sales. As of September 30, 2022, we had an accumulated deficit of $120.1 million and cash and cash equivalents of $2.8 million.

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

Based upon our current operating plan, we expect that cash and cash equivalents at September 30, 2022, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next three to six months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next three to six months, and we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2022, our operating results for the three months and nine months ended September 30, 2022 and 2021, and our cash flows for the nine months ended September 30, 2022 and 2021. The accompanying financial information as of December 31, 2021 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022. All amounts shown in these financial statements and accompanying notes are in thousands, except percentages and per share and share amounts.

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

Cash and Cash Equivalents

We consider money market fund investments to be cash equivalents. We had cash equivalents in the form of money market fund investment of $2.1 and $8.8 at September 30, 2022 and December 31, 2021, respectively, included in cash as reported.

Accounts Receivable-Trade

Accounts receivable-trade consist primarily of receivables from customers. We provide an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. We had allowance for doubtful trade receivables at September 30, 2022 of $5. We did not have any allowance for doubtful trade receivables at December 31, 2021.

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials, work in progress and finished goods. Raw materials are stocked to reduce the risk of impact on manufacturing for potential supply interruptions due to the COVID-19 pandemic, supply chain issues or long lead times on certain ingredients.

Components of inventory were:

	September 30,	December 31,
	2022	2021
Raw materials	$842	$937
Work in progress	17	5
Finished goods	112	88
Total inventory	971	1,030
Less: Reserve for obsolete	(19)	(29)
Total Net Inventory	$952	$1,001

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require long-lived assets or asset groups to be tested for possible impairment, we compare the undiscounted cash flows expected to be generated from the use of the asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, such as discounted cash flow models and the use of third-party independent appraisals. We have not recorded an impairment of long-lived assets since inception.

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

The stock-based compensation expense recorded for the three and nine months ended September 30, 2022 and 2021, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Research and development	$-	$1	$5	$2
Selling, general and administrative	139	213	565	548

Total stock-based compensation expense	$139	$214	$570	$550

See Note 11 for additional discussion on stock-based compensation.

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

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of September 30, 2022 or December 31, 2021 and, as such, no interest or penalties were recorded in income tax expense.

Comprehensive Loss

Net loss and comprehensive loss were the same for all periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying financial statements.

Loss Per Share Attributable to Common Stockholders

Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the three and nine months ended September 30, 2022 and 2021. Therefore, basic and diluted loss per share attributable to common stockholders are the same for each period presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	Nine Months Ended
	September 30,
	2022	2021
Common stock purchase warrants	$4,531,447	$4,547,618
Restrictive stock units	-	667
Common stock options	1,473,320	1,068,736
	$6,004,767	$5,617,021

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

Note 4 - Credit Risk

We are potentially subject to concentrations of credit risk in our accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising our customer base. At September 30, 2022, we had $5 in potentially uncollectable accounts and recorded a net reserve for uncollectable accounts in that amount. We did not have any potentially uncollectable accounts at December 31, 2021 and therefore, did not record a reserve for uncollectable accounts at December 31, 2021. We do not require collateral or other securities to support its accounts receivable.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following:

	September 30,	December 31,
	2022	2021
Director, officer and other insurance	$123	$109
Marketing programs and conferences	83	66
Patents	55	41
Inventory deposits	-	12
Professional services	10	-
Engineering, software licenses and other	133	2
Total prepaid expenses	$404	$230

Note 6 - Property and Equipment

Property and equipment, net consisted of the following:

	Useful	September 30,	December 31,
	Life	2022	2021
Research and development equipment	5-7 years	$1,558	$1,425
Office and computer equipment	3 years	804	762
Autos	5 years	54	54
Furniture and fixtures	7 years	41	41
Leasehold improvements	*	117	112
Construction in progress		-	45
		2,574	2,439
Less accumulated depreciation and amortization		(2,252)	(2,105)
Total		$322	$334

*	Shorter of lease term or estimated useful life

Depreciation and amortization expense was approximately $35 and $78 for the three months ended September 30, 2022 and 2021, respectively, and $148 and $229 for the nine months ended September 30, 2022 and 2021, respectively.

Note 7 - Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2022	2021
Compensation and related benefits	$720	$524
Legal services	174	17
Recruiting	37	-
Product warranty	37	18
Personal property and franchise tax	14	5
Other	5	14
Total accrued expenses	$987	$578

Note 8 – Borrowings

A summary of our borrowings, including finance lease obligations, was as follows:

	September 30,	December 31,
	2022	2021
Short-term debt:
Finance lease obligations	$-	$27
Other promissory notes	-	5
Total	$-	$32

Finance Lease Obligations

All finance lease and promissory note obligations, for manufacturing equipment leased through, were settled in full during the three months ended June 30, 2022.

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

Note 9 - Common Stock Warrants and Common Stock Warrant Liability

The table summarizes the common stock warrant activity as of September 30, 2022 by warrant type:

Issue Date	Warrant Type	Term Date	Exercise Price		Balance December 31, 2020	Issued	Exercised	Expired	Balance December 31, 2021	Issued	Exercised	Expired	Balance September 30, 2022

November 21, 2017	Common Stock Offering Warrants	November 21, 2022	$1.3659	(1)	143,501	-	(21,787)	-	121,714	-	-	-	121,714
September 20, 2018	Warrant Reissue	December 20, 2023	$36.40		56,696	-	-	-	56,696	-	-	-	56,696
August 13, 2018	Rights Offering Warrants	July 25, 2023	$23.00		202,943	-	(499)	-	202,444	-	-	-	202,444
August 13, 2018	Dealer Manager Warrants	August 13, 2023	$34.50		13,393	-	-	-	13,393	-	-	-	13,393
July 16, 2019	Dealer Manager Warrants	July 11, 2024	$33.75		8,334	-	-	-	8,334	-	-	-	8,334
January 28, 2020	Registered Direct Offering	July 28, 2025	$9.00		177,500	-	-	-	177,500	-	-	-	177,500
January 28, 2020	Dealer Manager Warrants	July 28, 2025	$10.00		13,315	-	-	-	13,315	-	-	-	13,315
March 6, 2020	Dealer Manager Warrants	March 4, 2025	$3.76		13,228	-	-	-	13,228	-	-	-	13,228
April 21, 2020	Dealer Manager Warrants	April 21, 2025	$3.97		118,073	-	-	-	118,073	-	-	-	118,073
April 24, 2020	Registered Direct Offering	April 24, 2025	$3.05		50,000	-	-	-	50,000	-	-	-	50,000
October 26, 2020	Private Warrant Inducement	April 27, 2026	$1.73		1,700,680	-	(700,680)	-	1,000,000	-	-	-	1,000,000
October 26, 2020	Dealer Manager Warrants	April 27, 2026	$2.16		85,034	-	-	-	85,034	-	-	-	85,034
February 2, 2021	Private Placement Agreement	August 2, 2026	$2.216		-	2,194,427	-	-	2,194,427	-	-	-	2,194,427
February 2, 2021	Dealer Manager Warrants	August 2, 2026	$2.848		-	329,164	-	-	329,164	-	-	-	329,164
March 23, 2021	Dealer Manager Warrants	March 23, 2026	$2.50		-	148,125	-	-	148,125	-	-	-	148,125

					2,582,697				4,531,447				4,531,447

(1)	The initial exercise price of these warrants was $30.00 per share. Pursuant to antidilution price adjustment protection contained within these warrants, the initial exercise price of these warrants was adjusted downward to $29.40 on July 24, 2018, the record date of the 2018 Rights Offering (defined herein) and downward to $19.00 per share on August 13, 2018. These warrants were further adjusted downward from $19.00 to $7.13 and to $2.1122 on January 28, 2020 and March 4, 2020, respectively, in connection with separate Registered Direct Offerings. These warrants were further adjusted downward from $2.1122 to $1.3659 on October 26, 2020 in connection with a Registered Direct Offering. These warrants are subject to further adjustment pursuant to antidilution price adjustment protection.

Outstanding Warrants

As of September 30, 2022, we had 4,531,447 shares of common stock issuable upon exercise of outstanding common stock warrants, at a weighted-average exercise price of $4.00 per share.

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

Common Stock Warrants Issued in October 2020 Private Warrant Inducement

In October 2020, in connection with an inducement agreement with an existing accredited investor to exercise 1,700,680 outstanding warrants (“Original Warrants”) to purchase an equal number of shares of our common stock, we issued new unregistered warrants to purchase up to an aggregate of 1,700,680 shares of common stock at an exercise price of $1.725 per share. The warrants issued were immediately exercisable with an exercise period of five and one-half years from the date of issuance. The Original Warrants were issued on March 6, 2020 and on April 24, 2020. Pursuant to the Letter Agreement, the per share exercise price of the Original Warrants were reduced from $2.88 and $3.05, respectively, to $1.725. We estimated the fair value of the common stock warrants, exercisable at $1.725 per share, to be $1,806 using a Black Scholes model based on the following significant inputs: common stock price of $1.47; comparable company volatility of 96.5%; remaining term five and one-half years; dividend yield of 0% and risk-free interest rate of 0.18%.

Common Stock Warrants Issued to Placement Agent in October 2020 Inducement Offering

In connection with the private warrant inducement in October 2020 of the Original Warrants, we issued to H.C. Wainwright & Co., LLC, as placement agent, warrants to purchase 85,034 shares of common stock. These warrants have substantially similar terms as the Original Warrants described above, except that the placement agent warrant issued in October 2020 has an exercise price of $2.156 per share.

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

On October 26, 2020, in connection with the private warrant inducement with an existing accredited investor to exercise the Original Warrants, we agreed to modify the terms of the Original Warrants that were originally issued on March 6, 2020 and on April 24, 2020. Pursuant to the agreement, the per share exercise price of the Original Warrants were reduced from $2.88 and $3.05, respectively, to $1.725.

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

Common Stock

We had 12,212,950 and 12,207,283 shares of common stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

During the nine months ended September 30, 2022, we issued 5,667 shares of common stock as follows:

●	an aggregate of 5,000 shares in connection with a restricted stock grant that was issued and vested on February 25, 2022 for services.

●	an aggregate of 667 shares in connection with a restricted stock grant that vested on May 4, 2022 for services.

Preferred Stock

In September 2022, we created out of the authorized but unissued preferred stock, a new series of preferred stock designated as 20,000 shares of “Series C Preferred Stock.” Each share of Series C Preferred Stock has a par value of $0.001 per share. We issued a common stock dividend of one one-thousandth of a share of Series C Preferred Stock for each outstanding share of common stock, resulting in 12,213 shares issued to common stock shareholders on September 6, 2022.

Series C Preferred Stock will be represented in book-entry form. Each share will entitle the holder to 1,000,000 votes per share and they are entitled only to vote on the Reverse Stock Split and the Adjournment Proposal brought before any meeting of stockholders held to vote on the Reverse Stock Split. The preferred stock shareholders will not be entitled to receive dividends of any kind and these shares are not convertible for any other securities. All shares will automatically be redeemed by us immediately following the approval of the Reverse Stock Split.

Note 11 - Stock-Based Compensation

On June12, 2018, our stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”) to replace our 2015 Equity Incentive Plan (the “2015 Plan”). On July 8, 2020, our stockholders approved an amendment to the 2018 Plan to increase the number of shares of common stock available for issuance under the 2018 Plan by 800,000 shares from 50,000 to 850,000. In addition, up to 122,279 shares of our common stock previously reserved for issuance under the 2015 Plan are available for issuance under the 2018 Plan to the extent such shares were available for issuance under the 2015 Plan as of June 12, 2018 or thereafter cease to be subject to awards outstanding under the 2015 Plan, such as by expiration, cancellation, or forfeiture of such awards.

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

As of September 30, 2022, we had 1,213,406 shares of common stock available for issuance under the Amended 2018 Plan.

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

The weighted-average assumptions used in the Black-Scholes option-pricing model used to calculate the fair value of options granted during the nine months ended September 30, 2022 were as follows:

Expected volatility	90.7%
Expected dividend yield	—
Expected term (in years)	5.0
Risk-free interest rate	2.99%

The weighted average grant date fair value of options granted during the nine months ended September 30, 2022 was $0.3014 per share.

Due to our limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption was determined based on historical volatilities from traded options of biotech companies of comparable size and stability, whose share prices are publicly available. The expected term of options granted to employees is calculated based on the mid-point between the vesting date and the end of the contractual term according to the simplified method as described in SEC Staff Accounting Bulletin 110 because we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its awards have been outstanding. For non-employee options, the expected term of options granted is the contractual term of the options. The risk-free interest rate is determined by reference to the implied yields of U.S. Treasury securities with a remaining term equal to the expected term assumed at the time of grant. The expected dividend assumption is based on our history and expectation of dividend payouts. We have not paid and do not intend to pay cash dividends on our common stock.

The following table summarizes the stock option activity, for both equity plans, for the periods indicated as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price Per	Term	Intrinsic
	Options	Share	(years)	Value (1)
Outstanding at December 31, 2021	1,087,820	$4.08	3.9	$—
Granted	1,634,195	$0.42	5.0	$—
Exercised	—	$—	—	$—
Forfeited	(103,287)	$—	—	$—
Expired	—	$—	—	$—
Outstanding at September 30, 2022	2,574,846	$1.85	2.7	$—
Exercisable at September 30, 2022	1,015,854	$3.62	1.7	$—

(1)	The aggregate intrinsic value in the table was calculated based on the difference between the estimated fair market value of our stock and the exercise price of the underlying options. The estimated stock values used in the calculation were $0.98 and $0.3510 per share for the year ended December 31, 2021 and the nine months ended September 30, 2022, respectively.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2022:

		Weighted
		Average
		Grant-Date
		Fair
	Number of	Value Per
	Units	Unit
Outstanding as of December 31, 2021	667	$1.80
Granted	5,000	$0.76
Vested	(5,667)	$0.76
Forfeited	—	$—
Outstanding as of September 30, 2022	—	$—

The stock-based compensation expense was recorded as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Research and development	$-	$1	$4	$2
Selling, general and administrative	139	213	565	548
Total stock-based compensation expense	$139	$214	$569	$550

The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.

At September 30, 2022, the total compensation cost related to unvested options not yet recognized was $502, which will be recognized over a weighted average period of 15 months, assuming the employees and non-employees complete their service period required for vesting.

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

Rent expense was $164 and $166 for the nine months ended September 30, 2022 and 2021, respectively. The future minimum lease payments under non-cancellable operating lease and future minimum finance lease payments as of September 30, 2022 are follows:

Operating
Years Ending December 31,	Leases
2022	49
2023	198
2024	186
Total minimum lease payments	$481

Note 13 - Subsequent Events

Nasdaq Listing Extension

As previously disclosed, on March 2, 2022, we received a letter from the listing qualifications staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) providing notification that the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days and our common stock no longer met the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2) (the “Rule”). We were provided a period of 180 calendar days, or until August 29, 2022, in which to regain compliance with the Rule.

On August 31, 2022, we received notice from Nasdaq indicating that, while we have not regained compliance with the Rule, the Staff has determined that we are eligible for an additional 180 calendar day period, or until February 27, 2023, to regain compliance. The Staff’s determination was based on (i) our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and (ii) our providing written notice to Nasdaq of our intent to cure the deficiency during this second compliance period by effecting a reverse stock split, if necessary. If at any time during this second 180-day period the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide written confirmation of compliance. If compliance cannot be demonstrated by February 27, 2023, the Staff will provide written notification to us that our common stock will be delisted. At that time, we may appeal the Staff’s determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the Rule or maintain compliance with other Nasdaq continued listing requirements.

Reverse Stock Split

On October 12, 2022, our stockholders approved a reverse stock split of our common stock, par value $0.001 per share, at a ratio of not less than 1-for-5 and not more than 1-for-20, with the actual ratio to be determined by our board of directors (the “2022 Reverse Split”). Our board of directors has not yet chosen the ratio for, nor implemented, the 2022 Reverse Split, but expects to do so prior to the Offering (as hereafter defined). The number of authorized shares of our common stock will remain unchanged at 100,000,000 shares after the 2022 Reverse Split.

Public Offering

On October 21, 2022, our board of directors approved a public offering (the “Offering”) of shares of our common stock, par value $0.001 per share, together with Series A warrants to purchase shares of our common stock (“Series A Warrants”) and Series B warrants to purchase shares of our common stock (“Series B Warrants” and, together with Series A Warrants, “Series Warrants”) for aggregate gross proceeds of up to $10 million.

Stock Based Compensation Plan Share Increase

On October 12, 2022, our stockholders approved an amendment to the 2018 Plan to increase the number of shares of common stock available for issuance under the 2018 Plan by 3,000,000 shares. As of October 12, 2022, we had 4,213,406 shares of common stock available for issuance under the Amended 2018 Plan.

We have evaluated subsequent events from the balance sheet date through November 11, 2022 the date at which the financial statements were issued, and determined that there were no additional items that require adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations –

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed financial statements and related notes.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding:

●	our expectation to continue to pursue regulatory approvals and amendments to the existing U.S. registration for ContraPest to broaden the marketability and use of ContraPest, and if ContraPest begins to generate sufficient revenue, regulatory approvals for additional jurisdictions beyond the United States;

●	our belief that ContraPest is unique in the pest control industry in affecting the reproductive systems of both male and female rats;

●	our belief that our field data shows ContraPest will result in a sustained reduction of the rat population;

●	our belief that ContraPest is the first and only non-lethal, fertility control product registered with the EPA for the management of rat populations;

●	our expectation to continue to incur significant expenses and operating losses for the foreseeable future;

●	our expectation that cash and cash equivalents at September 30, 2022, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next three to six months;

●	our belief that sales increased in part due to continued focus of our internet sales initiatives, enhanced strategic partnership and collaborations with key distributors and PMPs;

●	our belief that the increased sales activity from our field sales organization was due in part to the launch of our new Elevate product offering;

●	our plan to continue to utilize various forms of stock-based compensation awards to attract and retain qualified employees;

●	our anticipation that stock-based compensation expense will continue to represent a significant portion of our selling, general and administrative expenses for the foreseeable future;

●	our expectation our expenses to continue or increase in connection with our ongoing activities, particularly as we focus on marketing and sales of ContraPest;

●	our expectation to continue to grant stock options and other equity-based awards in the future and to continue to recognize stock-based compensation expense in future periods;

●	our goal to shift resources to commercialization, significantly reducing our year-over-year burn rate and achieving a 50% or greater gross margin;

●	our belief that our raw materials stock will reduce the risk of impact on manufacturing for potential supply interruptions due to the COVID-19 pandemic, supply chain issues or long lead times on certain ingredients.;

●	our maintaining and obtaining regulatory approval of our products and product candidates;

●	our successful commercialization of ContraPest;

●	our ability to obtain market acceptance, commercial viability and profitability of ContraPest and other products;

●	our ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue;

●	the success of our research and development activities;

●	our ability to retain and attract key personnel to develop, operate and grow our business;

●	our ability to meet our working capital needs;

●	our estimates or expectations related to our revenue, cash flow, expenses, capital requirements and need for additional financing;

●	our belief that if we encounter continued issues or delays in the commercialization of ContraPest, our prior losses and expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern;

●	our belief that we are potentially subject to concentrations of credit risk in our accounts receivable;

●	our belief that our existing facilities are adequate and meet our current needs for business, manufacturing and research;

●	our ability, and the time required, to improve our cost structure and gross margins, and limit our cash burn;

●	our plans for our business, including for research and development;

●	our ability to enter into strategic partnerships to enable us to penetrate additional target markets and geographical locations;

●	the adequacy of our facilities to meet our current needs;

●	our belief the claims against us do not have merit and our intention to aggressively defend against these accusations;

●	our belief the litigation against us is not likely to have a material effect on our operations;

●	our financial performance, including our ability to fund operations; and

●	developments and projections relating to our projects, competitors and our industry, including legislative developments and impacts from those developments.

These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s, actual results to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A-“Risk Factors” of Part I of our Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC on March 29, 2022, and those contained from time to time in our other filings with the SEC. A number of factors could cause our actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, the following:

●	the impacts and implications of the COVID-19 pandemic;

●	the successful commercialization of our products;

●	market acceptance of our products; and

●	regulatory approval and regulation of our products and other factors and risks identified from time to time in our filings with the SEC, including this Quarterly Report on Form 10-Q.

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

Through September 30, 2022, we received net proceeds of $89.6 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $2.0 million from licensing fees and an aggregate of $2.3 million in net product sales. As of September 30, 2022, we had an accumulated deficit of $120 million and cash and cash equivalents of $2.8 million.

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

We have incurred significant operating losses every year since our inception. Our net losses were $2.6 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively, and $7.5 million and $5.8 million for the nine months ended September 30, 2022 and 2021, respectively. We expect to continue to incur significant expenses and generate operating losses for at least the next 6 months.

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

Based upon our current operating plan, we expect that cash and cash equivalents at September 30, 2022, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next three to six months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next three to six months, and we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

While the effect and impact of the COVID-19 pandemic on revenue during the nine months ended September 30, 2022 and September 30, 2021 is difficult to measure, the travel and other restrictions that started in 2020 resulted in a significant slowdown in our proof-of-concept field studies and sales efforts. We were able to resume field studies in some important projects mid-year 2020 and have now resumed all projects.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. Our effective tax rate for the nine months ended September 30, 2022, as well as for the year ended December 31, 2021, has been impacted by the full valuation allowance on our deferred tax assets.

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

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Revenue:
Sales	$250	$159	$722	$407
Grant Revenue	-	24	-	24
Total revenue	250	183	722	431

Cost of sales	128	106	374	275
Gross profit	122	77	348	156

Operating expenses:
Research and development	452	514	1,399	1,424
Selling, general and administrative	2,289	1,816	6,473	5,173
Total operating expenses	2,741	2,330	7,872	6,597

Net operating loss	(2,619)	(2,253)	(7,524)	(6,441)

Other income (expense):
Interest income	1	2	4	5
Interest expense	-	(2)	(1)	(10)
Payroll Protection Program loan forgiveness	-	-	-	650
Other income (expense)	(28)	-	(26)	22
Total other income	(27)	-	(23)	667

Net loss and comprehensive loss	$(2,646)	$(2,253)	$(7,547)	$(5,774)

Weighted average common shares outstanding - basic and fully diluted	12,212,950	12,190,257	12,212,950	10,850,197

Net loss per common share - basic and fully diluted	$(0.22)	$(0.18)	$(0.62)	$(0.53)

Comparison of the Three Months Ended September 30, 2022 and 2021

Sales

Sales, net of sales discounts and promotions, were $250,000 for the three months ended September 30, 2022, compared to $183,000 for the same period in 2021. Sales increased by $67,000 in the three months ended September 30, 2022 due, in part, to continued focus of our internet sales initiatives, augmenting our existing pull through sales strategy, where demand from the consumer market encourages, or pulls, resellers and pest management professionals to offer our products, as well as enhanced strategic partnerships and collaborations with key distributors and Pest Management Professionals (“PMP”s). In addition, we saw increased sales activity from our field sales organization including the launch of our new Elevate product offering.

Cost of Sales

Cost of sales was $128,000, or 51.2% of net sales, for the three months ended September 30, 2022, compared to $106,000, or 66.7% of net sales, for the three months ended September 30, 2021. The increase in cost of goods sold of $15,000 in 2022 is primarily due to higher sales volume. The decrease in cost of sales as a percentage of net sales during the three months ended September 30, 2022 was due to lower production scrap and manufacturing process improvements and efficiencies.

Gross Profit

Gross profit for the three months ended September 30, 2022 was $122,000, or 48.8% of net sales, compared to a gross profit of $77,000, or 42.1% of net product sales, for the same period in 2021. The increase in gross profit was a direct result of the impact of increased sales over lower production scrap and continued manufacturing efficiencies.

Research and Development Expenses

	Three Months Ended September 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Direct research and development expenses:
Personnel related (including stock-based compensation)	$283	$177	$106
Professional fees	54	92	(38)
Depreciation	35	78	(43)
Freight	24	32	(8)
Facility-related	27	26	1
Other	29	109	(80)
Total research and development expenses	$452	$514	$(62)

Research and development expenses were $452,000 for the three months ended September 30, 2022, compared to $514,000 for the same period in 2021. The $62,000 decrease in research and development expenses was primarily due to a decrease of $43,000 in depreciation expense a decrease in other research and development expenses of $101,000, a $38,000 decrease in professional fees and an $8,000 decrease in freight expense offset by an increase in personnel-related costs of $106,000, and a $1,000 increase in facility related expenses.

Personnel related expense, including stock-based compensation expense increased for the three months ended September 30, 2022, relative to the same period of 2021, due to the full quarter impact of headcount additions made in 2021 to meet current and future demand.

Professional fees decreased $38,000 for the three months ended September 30, 2022, relative to the same period of 2021, primarily due to completion of consulting fees in 2021 for products sold in the current year.

Depreciation expense decreased $43,000 for the three months ended September 30, 2022 over the three months ended September 30, 2021 due to several assets becoming fully depreciated during the prior quarter.

Facility-related expenses increased $1,000 due primarily to contractual rent escalation in our facility lease contracts.

The decrease in other research and development expenses of $80,000 in the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to decreased expenses related to field and product improvement studies. We also continue to develop our supply chain, particularly identifying and improving our sourcing of key ingredients for our product candidates.

Selling, General and Administrative Expenses

	Three Months Ended
	September 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Direct selling, general and administrative expenses:
Personnel related (including stock-based compensation)	$952	$995	$(43)
Professional fees	639	335	304
Facility-related	38	38	-
Marketing	261	103	158
Office supplies/IT	118	78	40
Insurance	143	125	18
Travel and entertainment	46	25	21
Other	92	117	(25)
Total selling, general and administrative expenses	$2,289	$1,816	$473

Selling, general and administrative expenses were approximately $2.3 million for the three months ended September 30, 2022, as compared to approximately $1.8 million for the three months ended September 30, 2021. The increase of $473,000 in selling, general and administrative expenses was primarily due to an increase of $304,000 in professional fees, a $158,000 increase in marketing expenses, a $40,000 increase in office supplies/IT expenses, an $18,000 increase in insurance expense, and a $ 21,000 increase in travel and entertainment, offset by a $43,000 decrease in personnel related expenses and a $25,000 decrease in other expenses. The increase in professional services expenses for the three months ended September 30, 2022 was primarily due to legal fees associated with on-going litigation, the special meeting and proxy vote. Other marketing expenses increased $158,000 during the three months ended September 30, 2022 over the same period in 2021 primarily due to increases in digital marketing advertising. Office supplies/IT expenses were higher during the three months ended September 30, 2022 over the same period in 2021 primarily due to increased IT support services and increased software subscriptions for staff. Travel and entertainment expenses for the three months ended September 30, 2022 were $21,000 higher than the same period in 2021 primarily due to the timing of early travel scheduled for 2022 taken in the third quarter. The decrease in net salary costs of $43,000 and the decrease in other costs of $25,000 for the three months ended September 30, 2022 over the same period in 2021 was due primarily to sales salary restructuring effective January 1, 2022.

Interest Income/Expense, Net

We recorded interest income, net of $1,000 for the three months ended September 30, 2022, as compared to interest expense, net of $0 for the same period in 2021. The $1,000 increase in interest income/expense, net for the period was a result of decreased interest expense on certain notes payable and finance leases that expired after September 30, 2021.

Paycheck Protection Program Loan Forgiveness

PPP  loan forgiveness income for the three months ended September 30, 2021 represents the forgiveness of a promissory note pursuant to the PPP under the CARES Act, that we secured under this program.

Other Income (Expense)

Other Income (Expense), net was $(28,000) for the three months ended September 30, 2022 as compared to $0 for the three months ended September 30, 2021. The $(28,000) decrease of other income, net for the three months ended September 30, 2022 represent a loss on the facility fixed assets.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Sales

Sales, net of sales discounts and promotions, were $722,000 for the nine months ended September 30, 2022, compared to $407,000 for the same period in 2021. Sales increased by $291,000 in the first nine months of 2022 due, in part to continued focus of our internet sales initiatives, augmenting our existing pull through sales strategy, where demand from the consumer market encourages, or pulls, resellers and pest management professionals to offer our products, as well as enhanced strategic partnerships and collaborations with key distributors and PMPs. In addition, we saw increased sales activity from our field sales organization including the launch of our new Elevate product offering.

Cost of Sales

Cost of sales were $374,000, or 51.8% of net sales, for the nine months ended September 30, 2022, compared to $275,000, or 67.5% of net sales, for the nine months ended September 30, 2021. The increase in cost of goods sold of $99,000 in 2022 is primarily due to higher sales volume. The decrease in cost of sales as a percentage of net sales was primarily due to lower production scrap and manufacturing process improvements and efficiencies during the nine months ended September 30, 2022.

Gross Profit

Gross profit for the nine months ended September 30, 2022 was $348,000, or 48.2% of net sales, compared to a gross profit of $156,000, or 36.2% of net sales, for the same period in 2021. The increase in gross profit was a direct result of the impact of lower production scrap and continued manufacturing efficiencies as a result of scale-up activities.

Research and Development Expenses

	Nine Months Ended
	September 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Direct research and development expenses:
Personnel related (including stock-based compensation)	$787	$669	$118
Professional fees	216	217	(1)
Depreciation	103	114	(11)
Freight	72	32	40
Facility-related	82	72	10
Other	139	320	(181)
Total research and development expenses	$1,399	$1,424	$(25)

Research and development expenses were $1.4 million for the nine months ended September 30, 2022 and the same period in 2021. Increases of $118,000 in personnel-related costs, $40,000 in freight expense and $10,000 in facility related expenses were offset by decreases of $181,000 in other research and development expenses, $11,000 in depreciation expense and $1,000 in professional fees. .

Personnel related expense, including stock-based compensation expense for the nine months ended September 30, 2022 increased, relative to the same period of 2021, due to an increase in headcount to meet current and future demand.

Depreciation expense decreased $11,000 for the nine months ended September 30, 2022 over the nine months ended September 30, 2021 due to several assets becoming fully depreciated during the period.

Facility-related expenses increased $10,000 due primarily to contractual rent escalation in our facility lease contracts and a slight increase in utility expenses.

The decrease in other research and development expenses of $181,000 in the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to process development improvements resulting in reduced waste and more efficient manufacturing expenses.

Selling, General and Administrative Expenses

	Nine Months Ended
	September 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Direct selling, general and administrative expenses:
Personnel related (including stock-based compensation)	$3,137	$3,046	$91
Professional fees	1,539	825	714
Facility-related	116	119	(3)
Marketing	506	222	284
Office supplies/IT	287	101	186
Insurance	454	359	95
Travel and entertainment	152	149	3
Other	282	352	(70)
Total selling, general and administrative expenses	$6,473	$5,173	$1,300

Selling, general and administrative expenses were approximately $6.5 million for the nine months ended September 30, 2022, as compared to approximately $5.2 million for the nine months ended September 30, 2021. The increase of $1.3 million in selling, general and administrative expenses was primarily due increases of $91,000 in net personnel related costs, $714,000 in professional fees, $284,000 increase in marketing expenses, $186,000 increase in office supplies/IT expenses, $95,000 increase in insurance expense, and a $3,000 increase in travel and entertainment offset by a $ 3,000 decrease in facility-related expenses and other selling, general and administrative expenses of $70,000.

The increase in net personnel related costs of $91,000 was due primarily to stock-based compensation expense as well as an increase in headcount during the last 6 months of 2021.

The increase in professional services expenses of $714,000 was primarily due to legal fees associated with on-going litigation, equity financing and increased consulting services.

Marketing expenses increased $284,000 during the nine months ended September 30, 2022 over the same period in 2021 primarily due to increases in digital marketing advertising.

Office supplies/IT expenses were $186,000 higher during the nine months ended September 30, 2022 over the same period in 2021 due to increased IT support services.

Insurance expenses increased during the nine months ended September 30, 2022 primarily due to increased Directors and Officers insurance premiums.

Other selling and general administrative expenses were $70,000 lower in the nine months ended September 30, 2022 over the same period in 2021 due to a decrease in interest expense from the termination of our capital lease requirements and notes payable and a decrease in franchise tax expense.

Interest Income/Expense, Net

We recorded interest income, net of $3,000 for the nine months ended September 30, 2022, compared to interest expense, net of $5,000 for the same period in 2021. The $8,000 increase in interest income/expense, net for the period was a result of decreased interest expense on certain notes payable and finance leases that were paid down or expired after September 30, 2021.

Paycheck Protection Program Loan Forgiveness

PPP  loan forgiveness income for the nine months ended September 30, 2021 represents the forgiveness of a promissory note pursuant to the PPP under the CARES Act, that we secured under this program.

Other Income (Expense)

Other Income (Expense), net was $(26,000) for the nine months ended September 30, 2022 as compared to other income of $22,000 for the nine months ended September 30, 2021. The $48,000 decrease of other income(expense) was primarily due to the impact of a payroll benefits accrual from 2019 that was reversed in 2021, as the liability period had expired and a loss on the facility fixed assets.

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

Through September 30, 2022, we received net proceeds of $89.6 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $2.0 million from licensing fees and an aggregate of $2.3 million in net product sales. As of September 30, 2022, we had an accumulated deficit of $120 million and cash and cash equivalents of $2.8 million.

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

Based upon our current operating plan, we expect that cash and cash equivalents at September 30, 2022, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next six to nine months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next six to nine months, and we are unable to raise the necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2022	2021
Cash used in operating activities	$(6,367)	$(6,033)
Cash used in investing activities	(135)	(83)
Cash (used in) provided by financing activities	(32)	13,556
Net (decrease) increase in cash and cash equivalents	$(6,534)	$7,440

Operating Activities.

During the nine months ended September 30, 2022, operating activities used $6.3 million of cash, primarily resulting from our net loss of $7.5 million offset by changes in our operating assets and liabilities of $457,000 and by non-cash charges of $723,000, consisting primarily of stock-based compensation, depreciation and amortization and bad debt expense. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash generated by changes in our operating assets and liabilities for the nine months ended September 30, 2022 of $457,000 consisted primarily of a decrease in prepaid expenses $ 174,000 and a decrease in accounts receivable of $ 16,000 offset by an increase in inventory of $ 48,000 , an increase in deferred revenue of $48,000 and a net increase in accrued expenses and accounts payable of $551,000.

During the nine months ended September 30, 2021, operating activities used $6.0 million of cash, primarily resulting from our net loss of $5.8 million, changes in our operating assets and liabilities of $387,000 and by non-cash charges of $128,000, consisting primarily of stock-based compensation, depreciation and amortization, offset by the Paycheck Protection Program loan forgiveness during the period. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2021 of $387,000 consisted primarily of an increase in prepaid expenses of $403,000, an increase in inventory of $62,000 and an increase in accounts receivable of $54,000, offset by a net increase in accrued expenses and accounts payable of $ 121,000 and a decrease in other assets of $11,000.

Investing Activities.

For the nine months ended September 30, 2022, net cash used in investing activities was $135,000 due to the purchases of property, plant and equipment and construction in progress.

For the nine months ended September 30, 2021, net cash used in investing activities was $83,000 due to the purchases of property, plant and equipment and increases in construction in progress.

Financing Activities.

During the nine months ended September 30, 2022, net cash used by financing activities was $32,000 as a result of $5,000 of repayments related to notes payable and $27,000 in repayments of finance lease obligations.

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

We recorded stock-based compensation expense of approximately $139,000 and $214,000 for the three months ended September 30, 2022 and September 30, 2021, respectively, and approximately $570,000 and $550,000 for the nine months ended September 30, 2022 and September 30, 2021, respectively. We expect to continue to grant stock options and other equity-based awards in the future and continue to recognize stock-based compensation expense in future periods.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Research and development	$-	$1	$5	$2
Selling, general and administrative	139	213	565	548
Total stock-based compensation expense	$139	$214	$570	$550

The intrinsic value of stock options outstanding as of September 30, 2022 was $0.

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

Changes in Internal Control over Financial Reporting

Other than the resignation of our Vice President/Corporate Controller, Paul Palz, effective September 14, 2022, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

		Filed or		Incorporated by Reference
Exhibit Number	Description	Furnished Herewith	Form	Filing Date	Exhibit	File No.
3.1(a)	Certificate of Designation of the Series C Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1(a) to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 26, 2022 (File no. 001-37941))		8-K	August 26, 2022	3.1(a)	001-37941

10.23	SenesTech, Inc. 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 14, 2022 (File no. 001-37941))		8-K	October 14, 2022	10.23	001-37941

10.23(a)	SenesTech, Inc. Stock Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.23A to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 14, 2022 (File no. 001-37941))		8-K	October 14, 2022	10.23A	001-37941

10.23(b)	SenesTech, Inc. Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.23B to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 14, 2022 (File no. 001-37941))		8-K	October 14, 2022	10.23B	001-37941

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC.
(Registrant)

Dated: November 14, 2022	By:	/s/ Kenneth Siegel
Kenneth Siegel
Chief Executive Officer

Dated: November 14, 2022	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer and Treasurer