Form 10-Q
period 2023-03-31
SenesTech, Inc.
filed 2023-05-11
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-37941
SENESTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2079805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23460 N 19th Ave, Suite 110
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of May 10, 2023: 2,964,485

1

SENESTECH, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SENESTECH, INC.
CONDENSED BALANCE SHEETS
(In thousands, except shares and per share data)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,748	$4,775
Accounts receivable, net	46	113
Prepaid expenses	450	378
Inventory, net	815	853
Total current assets	4,059	6,119
Right to use assets, operating leases	305	347
Property and equipment, net	259	294
Other noncurrent assets	22	22
Total assets	$4,645	$6,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$215	$540
Accrued expenses	584	560
Current portion of operating lease liability	184	180
Deferred revenue	33	44
Total current liabilities	1,016	1,324
Operating lease liability, less current portion	132	179
Total liabilities	1,148	1,503
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 2,107,339 and 809,648 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	1
Additional paid-in capital	127,735	127,481
Accumulated deficit	(124,240)	(122,203)
Total stockholders’ equity	3,497	5,279
Total liabilities and stockholders’ equity	$4,645	$6,782
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues, net	$233	$195
Cost of sales	141	105
Gross profit	92	90
Operating expenses:
Research and development	387	516
Selling, general and administrative	1,750	1,907
Total operating expenses	2,137	2,423
Loss from operations	(2,045)	(2,333)
Other income (expense):
Interest income	8	2
Interest expense	—	(1)
Other income, net	8	1
Net loss and comprehensive loss	$(2,037)	$(2,332)

Weighted average shares outstanding - basic and fully diluted	1,538,514	610,450
Net loss per share - basic and fully diluted	$(1.32)	$(3.82)
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,037)	$(2,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	66
Stock-based compensation	166	224
Bad debt expense	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	69	21
Other assets	(1)	—
Prepaid expenses	28	(29)
Inventory	38	54
Accounts payable	(325)	(89)
Accrued expenses	24	56
Deferred revenue	(11)	—
Net cash used in operating activities	(2,015)	(2,029)

Cash flows from investing activities:
Purchase of property and equipment	(1)	(66)
Net cash used in investing activities	(1)	(66)

Cash flows from financing activities:
Repayments of notes payable	—	(3)
Repayments of finance lease obligations	—	(13)
Payment of employee withholding taxes related to share based awards	(11)	—
Net cash used in financing activities	(11)	(16)

Decrease in cash and cash equivalents	(2,027)	(2,111)
Cash and cash equivalents, beginning of period	4,775	9,326
Cash and cash equivalents, end of period	$2,748	$7,215

Supplemental disclosures of cash flow information:
Interest paid	$—	$1
Income taxes paid	$—	$—
See accompanying notes to condensed financial statements.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Nature of Business
SenesTech, Inc. (referred to in this report as “SenesTech,” the “Company,” “we” or “us”) was incorporated in the state of Nevada in July 2004. On November 12, 2015, the Company subsequently reincorporated in the state of Delaware. Our corporate headquarters and manufacturing site are in Phoenix, Arizona. We have developed and are commercializing a global, proprietary technology for managing animal pest populations, initially rat populations, through fertility control with our product known as ContraPest.
ContraPest is a liquid bait containing the active ingredients 4-vinylcyclohexene diepoxide and triptolide. ContraPest limits reproduction of male and female rats beginning with the first breeding cycle following consumption. ContraPest is being marketed for use in controlling Norway and roof rat populations. In addition to the U.S. Environmental Protection Agency registration of ContraPest, we must obtain registration from the various state regulatory agencies prior to selling in each state. To date, we have received registration for ContraPest in all 50 states and the District of Columbia, 49 of which have approved the removal of the Restricted Use designation, as well as the District of Columbia and five major U.S. territories.
Going Concern
Our condensed financial statements as of March 31, 2023 were prepared under the assumption that we would continue as a going concern. The reports of our independent registered public accounting firm that accompanies our financial statements for each of the years ended December 31, 2022 and December 31, 2021 contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, we have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we encounter continued issues or delays in the commercialization of ContraPest, our expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through additional financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.
Liquidity and Capital Resources
Since our inception, we have sustained significant operating losses in the course of our research and development and commercialization activities and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under a former license agreement. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock.
We have also raised capital through debt financing, consisting primarily of convertible notes and government loan programs, and, to a lesser extent, payments received in connection with product sales, research grants and licensing fees.
As of March 31, 2023, we had an accumulated deficit of $124.2 million and cash and cash equivalents of $2.7 million.
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

Based upon our current operating plan, we expect that cash and cash equivalents at March 31, 2023, in combination with anticipated revenue and any additional sales of our equity securities (see Note 10), will be sufficient to fund our current operations for at least the next six months.
While we have evaluated and continue to evaluate our operating expenses and concentrate our resources toward the successful commercialization of ContraPest in the United States, additional financing will be needed before achieving anticipated revenue targets and margin targets If we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, additional capital is needed in order to fund our operating losses and research and development activities before we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
Condensed Financial Statements
Our accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2023, and our operating results and cash flows for the three-month periods ended March 31, 2023 and 2022. The accompanying financial information as of December 31, 2022 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023.
Recent Accounting Pronouncements
There have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our condensed financial statements.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The significant estimates in our financial statements include the valuation of inventory, common stock warrants, and stock-based awards, such as stock options and restricted stock units. Actual results could differ from such estimates.
Comprehensive Loss
We have no other comprehensive income items for the periods presented. As a result, our net loss and comprehensive loss were the same for the periods presented and a separate statement of comprehensive loss is not included in the accompanying condensed financial statements.
NOTE 2: BALANCE SHEET COMPONENTS
Cash and Cash Equivalents
Highly liquid investments with maturities of three months or less as of the date of acquisition are classified as cash equivalents, of which we had $2.7 million and $4.8 million as of March 31, 2023 and December 31, 2022, respectively, included within cash and cash equivalents in the condensed balance sheets.

Accounts Receivable, Net
Accounts receivable, net consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable	$50	$119
Allowance for uncollectible accounts	(4)	(6)
Accounts receivable, net	$46	$113
The following is the activity in the allowance for uncollectible accounts (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance as of beginning of period	$6	$—
Increase in provision	—	—
Amounts written off, less recoveries	(2)	—
Balance as of end of period	$4	$—
Inventory, net
Inventory, net consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$771	$772
Work in progress	6	—
Finished goods	56	99
Total inventory	833	871
Less: reserve for obsolescence	(18)	(18)
Inventory, net	$815	$853
The following is the activity in the reserve for obsolescence (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance as of beginning of period	$18	$29
Increase in reserve	—	—
Amounts relieved	—	(3)
Balance as of end of period	$18	$26

Prepaid Expenses
Prepaid expenses consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Software licenses	$113	$157
Marketing programs and conferences	10	74
Insurance	93	61
Patents	24	39
Professional services	198	41
Other	12	6
Total prepaid expenses	$450	$378
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Research and development equipment	$1,563	$1,558
Office and computer equipment	801	800
Autos	54	54
Furniture and fixtures	41	41
Leasehold improvements	119	119
Total in service	2,578	2,572
Accumulated depreciation and amortization	(2,319)	(2,283)
Total in service, net	259	289
Construction in progress	—	5
Property and equipment, net	$259	$294
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Compensation, severance and related benefits	$416	$497
Legal services	150	36
Product warranty	18	18
Personal property and franchise tax	—	6
Other	—	3
Total accrued expenses	$584	$560
NOTE 3: FAIR VALUE MEASUREMENTS
The carrying amounts of our financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short maturities.

NOTE 4: LEASES
We have operating leases for our corporate headquarters and our manufacturing and research facility, which expire in 2024. We were obligated under finance leases for certain research and computer equipment, of which the last arrangement expired in June 2022.
The components of lease cost are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$56	$56
Finance lease cost:
Amortization of right-of-use asset	$—	$16
Interest on lease liability	—	1
Total finance lease cost	$—	$17
As of March 31, 2023, maturities of operating lease liabilities are follows (in thousands):

2023	$149
2024	186
Total operating lease payments	335
Less imputed interest	(19)
Total operating lease liabilities	$316
NOTE 5: STOCK-BASED COMPENSATION
In 2018, our stockholders approved the adoption of the SenesTech, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan has since been amended and restated on certain occasions, most recently on October 12, 2022, when our stockholders approved an increase to the total number of authorized shares to 348,614 shares.
Stock options are generally issued with a per share exercise price equal to the fair market value of our common stock at the date of grant. Options granted generally vest immediately, or ratably over a 12- to 36-month period coinciding with their respective service periods, with terms of generally five years. Certain stock option awards provide for accelerated vesting upon a change in control.
As of March 31, 2023, we had 164,522 shares of common stock available for issuance under the 2018 Plan.

Stock Options
The following table summarizes the stock option activity for the periods indicated as follows:

	Number of Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2022	280,810		$17.00	3.9
Granted	—		—	—
Exercised	—		—	—
Forfeited	(326)		—	—
Expired	(36)		—	—
Outstanding as of March 31, 2023	280,448	(1)	17.11	4.4
Exercisable as of March 31, 2023	98,406		32.22	—
(1) - Includes options related to 99,000 shares that are inducement awards and not granted under the 2018 Plan.

Restricted Stock Units
The following table summarizes restricted stock unit activity for the three months ended March 31, 2023:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding as of December 31, 2022	18,799	$2.71
Granted	—	—
Vested	(18,799)	2.71
Forfeited	—	—
Outstanding as of March 31, 2023	—	—
The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Research and development	$4	$1
Selling, general and administrative	162	223
Total stock-based compensation expense	$166	$224
The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.
At March 31, 2023, the total compensation cost related to unvested options not yet recognized was $403,000, which will be recognized over a weighted average period of 24 months, assuming the employees and non-employees complete their service period required for vesting.

NOTE 6: STOCKHOLDERS’ EQUITY
Activity in equity during the three-month periods ended March 31, 2023 and 2022 was as follows (dollars in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
2023
Balances as of December 31, 2022	809,648	$1	$127,481	$(122,203)	$5,279
Stock-based compensation	—	—	166	—	166
Issuance of common stock upon exercise of warrants	1,230,000	1	(1)	—	—
Issuance of common stock for service	54,466	—	100	—	100
Issuance of shares pursuant to the vesting of restricted stock units, net of shares withheld for taxes	13,225	—	(11)	—	(11)
Net loss	—	—	—	(2,037)	(2,037)
Balances as of March 31, 2023	2,107,339	$2	$127,735	$(124,240)	$3,497
2022
Balances as of December 31, 2021	610,364	$1	$122,542	$(112,508)	$10,035
Stock-based compensation	—	—	221	—	221
Issuance of common stock for service	250	—	3	—	3
Net loss	—	—	—	(2,332)	(2,332)
Balances as of March 31, 2022	610,614	$1	$122,766	$(114,840)	$7,927
During the three months ended March 31, 2023, the following shares of common stock were issued:
•1,230,000 shares pursuant to the exercise of previously outstanding prefunded warrants, which were issued in November 2022 with an exercise price of $3.50 per share;
•54,466 restricted shares in exchange for marketing services to be performed through September 2023, with the total value of services to be recognized based on the stock price on date of issuance; and
•13,225 shares pursuant to the vesting of restricted stock units.

NOTE 7: COMMON STOCK WARRANTS
The following table summarizes the common stock warrant activity for the three months ended March 31, 2023:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2022	4,414,810	$6.58	3.0
Issued	—	—	—
Exercised	(1,230,000)	3.50	—
Expired	—	—	—
Outstanding as of March 31, 2023	3,184,810	7.78	2.8
During the three months ended March 31, 2023, prefunded warrants representing 1,230,000 shares of common stock were exercised. Such prefunded warrants were issued in November 2022 with an exercise price of $3.50 per share.
NOTE 8: LOSS PER SHARE
Basic loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. For purposes of the computation of diluted loss per share attributable to common stockholders, common stock purchase warrants, and common stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the three months ended March 31, 2023 and 2022. Therefore, basic and diluted loss per share attributable to common stockholders are the same for each period presented.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share attributable to common stockholders (in common stock equivalent shares):

	Three Months Ended March 31,
	2023	2022
Common stock warrants	$3,184,810	$226,572
Restricted stock units	—	33
Common stock options	280,448	72,366
	$3,465,258	$298,971
NOTE 9: CONTINGENCIES
Legal Proceedings
In July 2020, Kennan E. Kaeder, our former corporate general counsel (the “Plaintiff”), commenced an action against us in the Superior Court of the State of California, for the County of San Diego. The complaint alleges, among other things, that we breached the Plaintiff’s employment contract with us, as well as the implied covenant of good faith and fair dealing, by refusing to issue him the balance of stock options he claims we owe him. In September 2021, the Plaintiff served us and also named the following individuals as defendants: Loretta Mayer, Cheryl Dyer, Thomas C. Chesterman, Kim Wolin, Grover Wickersham, Marc Dumont, Bob Ramsey, Matthew Szot, Julia Williams, and Bill Baker. We do not believe that all of the defendants have yet been served. Furthermore, Loretta Mayer and Cheryl Dyer have separately settled with the Plaintiff.

The Plaintiff alleges that such individuals agreed to knowingly and wrongfully withhold the stock options owed to him and are knowingly in receipt of stolen property. The Plaintiff seeks compensatory damages in excess of $500,000, treble damages, and reasonable attorneys’ fees. We do not believe the claims described above have merit and intend to aggressively defend against these accusations. The Plaintiff has agreed to mediation to resolve the issues. We do not believe that this litigation is likely to have a material effect on our operations.
NOTE 10: SUBSEQUENT EVENTS
On April 12, 2023, we consummated a registered direct offering with certain institutional investors and issued an aggregate of 857,146 shares of our common stock for $1.75 per share for gross proceeds of $1.5 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by us. The shares were offered and sold pursuant to a prospectus, dated May 6, 2022, and a prospectus supplement, dated April 10, 2023, in connection with a takedown from our shelf registration statement on Form S-3 (File No. 333-261227).
In connection with the registered direct offering, the following warrants were issued:
•Series C warrants to the investors in the offering to purchase up to 857,146 shares of our common stock. The Series C warrants are exercisable immediately with an exercise price of $1.62 per share, and expire five and one-half years from the date of issuance, or October 12, 2028.
•Placement agent warrants to purchase up to 64,286 shares of our common stock. The placement agent warrants will be exercisable immediately upon issuance, with an exercise price per share of $2.1875 per share, and expire five years following the date of issuance, or April 10, 2028.
We have evaluated subsequent events from the balance sheet date through May 11, 2023, the date at which the condensed financial statements were issued, and determined that there were no additional items that require adjustment to or disclosure in the condensed financial statements.

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
Forward-Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding:
•our expectation that we will continue to incur significant expenses and generate operating losses for the foreseeable future;
•our expectation that cash and cash equivalents at March 31, 2023, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next six months;
•our belief that sales increased in part due to continued focus of our internet sales initiatives, enhanced strategic partnership and collaborations with key distributors and Pest Management Professionals (“PMP”s);
•our belief that the increased sales activity from our field sales organization was due in part to the launch of our new Elevate product offering;
•our successful commercialization of ContraPest;
•our belief that if we encounter continued issues or delays in the commercialization of ContraPest, our prior losses and expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern;
•our ability to enter into strategic partnerships to enable us to penetrate additional target markets and geographical locations;
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
•our financial performance, including our ability to fund operations; and
•developments and projections relating to our projects, competitors and our industry, including legislative developments and impacts from those developments.
These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s, actual results to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A-“Risk Factors” of Part I of our Annual Report on Form 10-K, for the year ended December 31, 2022, filed with the SEC on March 17, 2023, and those contained from time to time in our other filings with the SEC. A number of factors could cause our actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, the following:
•the successful commercialization of our products;
•market acceptance of our products; and
•regulatory approval and regulation of our products and other factors and risks identified from time to time in our filings with the SEC, including this Quarterly Report on Form 10-Q.
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
Through March 31, 2023, we received net proceeds of $93.6 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $2.7 million in net product sales. As of March 31, 2023, we had an accumulated deficit of $124.2 million and cash and cash equivalents of $2.7 million.
We have incurred significant operating losses every year since our inception, with net losses of $2.0 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively. We expect to continue to incur significant expenses and generate operating losses for at least the next six months.

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
Based upon our current operating plan, we expect that cash and cash equivalents at March 31, 2023, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next six months. In April 2023, we consummated a registered direct offering with certain institutional investors and issued an aggregate of 857,146 shares of our common stock for $1.75 per share for gross proceeds of $1.5 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by us.
While we have evaluated and continue to evaluate our operating expenses and concentrate our resources toward the successful commercialization of ContraPest in the United States, additional financing will be needed before achieving anticipated revenue targets and margin targets If we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, additional capital is needed in order to fund our operating losses and research and development activities before we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
Results of Operations
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,		% Increase (Decrease)
	2023	2022
Revenues, net	$233	$195	19%
Cost of sales	141	105	34%
Gross profit	92	90	2%
Operating expenses:
Research and development	387	516	(25)%
Selling, general and administrative	1,750	1,907	(8)%
Total operating expenses	2,137	2,423	(12)%
Loss from operations	(2,045)	(2,333)	(12)%
Other income, net	8	1	700%
Net loss	$(2,037)	$(2,332)	(13)%
Revenues
Sales, net of sales discounts and promotions, were $233,000 for the first quarter of 2023, compared to $195,000 for the first quarter of 2022. Sales increased by $38,000, in part, due to continued focus on our internet sales initiatives, augmenting our existing pull through sales strategy, where demand from the consumer market encourages, or pulls, resellers and pest management professionals to offer our products, as well as enhanced strategic partnerships and collaborations with key distributors and PMP. In addition, we saw increased sales activity from our field sales organization, including the launch of our new Elevate product offering.
Cost of Sales
Cost of sales consist primarily of the cost of products sold, including scrap and reserves for obsolescence, and was $141,000, or 60.4% of net sales, for the first quarter of 2023, compared to $105,000, or 53.8% of net sales, for the first quarter of 2022. The increase in cost of sales as a percentage of net sales during the first quarter of 2023 was driven by the scrapping of defective tanks no longer used in our products, which totaled $42,000.

Gross Profit
Gross profit for the first quarter of 2023 was $92,000, for a gross profit margin of 39.6%, compared to a gross profit of $90,000, or a gross profit margin of 46.2%, for the first quarter of 2022. The lower gross profit margin was the direct result of scrapping defective tanks no longer used in our products. Excluding the cost associated with the scrapped inventory, gross profit margin is 57.8% for the first quarter of 2023.
Research and Development Expenses
Research and development expenses consisted of the following (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022
Personnel related (including stock-based compensation)	$242	$241	$1
Professional fees	44	90	(46)
Depreciation	28	46	(18)
Facility-related	26	26	—
Other	47	113	(66)
Total	$387	$516	$(129)
Research and development expenses were $387,000 for the first quarter of 2023, compared to $516,000 for the first quarter of 2022. The $129,000 decrease was primarily due to lower consulting and legal fees required for research and development purposes, lower depreciation as several assets became fully depreciated in 2023, and lower expenses related to field and product improvement studies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consisted of the following (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022
Personnel related (including stock-based compensation)	$903	$1,070	$(167)
Professional fees	452	436	16
Insurance	86	166	(80)
Travel and entertainment	74	46	28
Office supplies/IT	71	83	(12)
Marketing	54	20	34
Facility-related	38	39	(1)
Other	72	47	25
Total	$1,750	$1,907	$(157)
Selling, general and administrative expenses were $1.8 million for the first quarter of 2023, as compared to $1.9 million for the first quarter of 2022. The decrease of $157,000 was primarily due to lower personnel-related expenses, both lower stock-based compensation and lower headcount, combined with lower insurance and software-related license costs. This decrease was partially offset by higher digital marketing advertising costs and travel and entertainment expenses as we continue to focus efforts on the commercialization of our products, as well as higher legal related to selling, general and administrative and software license costs.
Other Income, Net
Other income for the first quarter of 2023 consisted of interest income of $8,000, which was $6,000 higher than the first quarter of 2022 due to higher interest rates of the comparable periods. Additionally, we had interest expense of $1,000 for the first quarter of 2022 related to certain notes payable and finance leases that expired in 2022.

Liquidity and Capital Resources
Liquidity
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
Through March 31, 2023, we have received net proceeds of $93.6 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $2.7 million in net product sales. As of March 31, 2023, we had an accumulated deficit of $124.2 million and cash and cash equivalents of $2.7 million. And, in April 2023, we received net proceeds of $1.2 million from the sale of common stock.
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
Based upon our current operating plan, we expect that cash and cash equivalents at March 31, 2023, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next six to nine months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next six to nine months, and we are unable to raise the necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
Additional Funding Requirements
We expect our expenses to continue or increase in connection with our ongoing activities, particularly as we focus on marketing and sales of ContraPest. In addition, we will continue to incur costs associated with operating as a public company.
In particular, we expect to incur substantial and increased expenses as we:
•work to maximize market acceptance for, and generate sales of, our products, including by conducting field demonstrations for potential lead customers;
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents, beginning of period	$4,775	$9,326
Net cash used in:
Operating activities	(2,015)	(2,029)
Investing activities	(1)	(66)
Financing activities	(11)	(16)
Decrease in cash and cash equivalents	(2,027)	(2,111)
Cash and cash equivalents, end of period	$2,748	$7,215
Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization and stock-based compensation included in operating results during a given period.
During the three months ended March 31, 2023, operating activities used $2.0 million of cash, primarily resulting from our net loss of $2.0 million offset by changes in our operating assets and liabilities of $178,000 and by non-cash charges of $200,000, consisting primarily of stock-based compensation and depreciation and amortization expense. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2023 of $178,000 consisted primarily of a net decrease in accounts payable and accrued expenses of $301,000, partially offset by decreases in accounts receivable of $69,000, inventory of $38,000 and prepaid expenses of $28,000.
During the three months ended March 31, 2022, operating activities used $2.0 million of cash, primarily resulting from our net loss of $2.3 million, changes in our operating assets and liabilities of $13,000 and by non-cash charges of $290,000, consisting primarily of stock-based compensation and depreciation and amortization expense. Our net loss was primarily attributable to research and development activities and our selling, general and administrative expenses, as we generated limited product revenue during the period. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2022 of $13,000 consisted primarily of decreases in inventory of $54,000 and accounts receivable of $21,000, offset by a net decrease in accounts payable and accrued expenses of $33,000 and an increase in prepaid expenses of $29,000.
Cash Flows from Investing Activities—Cash flows used in investing activities primarily consist of the purchase of property and equipment, offset by any proceeds received in connection with sales of property and equipment. During the three months ended March 31, 2023 and 2022, cash flows used in investing activities consisted of property and equipment purchases of $1,000 and $66,000, respectively.
Cash Flows from Financing Activities—Financing activities provide cash for both day-to-day operations and capital requirements as needed. During the three months ended March 31, 2023, net cash used in financing activities consisted of the payment of employee withholding taxes of $11,000. During the three months ended March 31, 2022, net cash used in financing activities consisted of repayments notes payable and finance lease obligations of $16,000.

Critical Accounting Policies and Estimates
There have been no material changes to the Company’s critical accounting policies and estimates as previously disclosed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 9 - Contingencies under the subsection titled “Legal Proceedings” in our Notes to Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to our risk factors set forth in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to a marketing services agreement, dated March 10, 2023, between us and Outside The Box Capital Inc. (“OTB”), we issued 54,466 shares of common stock to OTB for the performance of its marketing services. Such issuance was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

4.28*	Form of Series C Warrant (Form 8-K filed April 12, 2023, Exhibit 4.28 (File no. 001-37941)).
4.29*	Form of Series Placement Agent Warrant (Form 8-K filed April 12, 2023, Exhibit 4.29 (File no. 001-37941)).
10.26*	Form of Securities Purchase Agreement (Form 8-K filed April 12, 2023, Exhibit 10.26 (File no. 001-37941)).
10.27*	Separation Agreement between SenesTech, Inc. and Nicole Williams dated April 21, 2023 (Form 8-K filed April 24, 2023, Exhibit 10.27 (File no. 001-37941)).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer.
32.2	Certification of Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Incorporated by reference as indicated.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC.
(Registrant)

Date: May 11, 2023	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Chief Financial Officer, Treasurer and Secretary
(duly authorized officer and principal financial officer)