Form 10-Q
period 2023-06-30
SenesTech, Inc.
filed 2023-08-11
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of August 9, 2023: 2,964,485

1

SENESTECH, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SENESTECH, INC.
CONDENSED BALANCE SHEETS
(In thousands, except shares and per share data)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,196	$4,775
Accounts receivable, net	44	113
Prepaid expenses	330	378
Inventory, net	765	853
Total current assets	3,335	6,119
Right to use assets, operating leases	261	347
Property and equipment, net	245	294
Other noncurrent assets	22	22
Total assets	$3,863	$6,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120	$540
Accrued expenses	621	560
Current portion of operating lease liability	188	180
Deferred revenue	24	44
Total current liabilities	953	1,324
Operating lease liability, less current portion	83	179
Total liabilities	1,036	1,503
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 2,964,485 and 809,648 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3	1
Additional paid-in capital	129,057	127,481
Accumulated deficit	(126,233)	(122,203)
Total stockholders’ equity	2,827	5,279
Total liabilities and stockholders’ equity	$3,863	$6,782
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues, net	$305	$277	$538	$472
Cost of sales	163	141	304	246
Gross profit	142	136	234	226
Operating expenses:
Research and development	381	431	768	947
Selling, general and administrative	1,761	2,277	3,511	4,184
Total operating expenses	2,142	2,708	4,279	5,131
Loss from operations	(2,000)	(2,572)	(4,045)	(4,905)
Other income (expense):
Interest income	7	1	15	3
Interest expense	—	—	—	(1)
Miscellaneous income	—	2	—	2
Other income, net	7	3	15	4
Net loss and comprehensive loss	$(1,993)	$(2,569)	$(4,030)	$(4,901)

Weighted average shares outstanding - basic and fully diluted	2,860,874	610,635	2,208,162	610,543
Net loss per share - basic and fully diluted	$(0.70)	$(4.21)	$(1.83)	$(8.03)
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,030)	$(4,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69	113
Stock-based compensation	336	430
Bad debt expense	(2)	12
Changes in operating assets and liabilities:
Accounts receivable	71	(19)
Other assets	(2)	—
Prepaid expenses	92	(108)
Inventory	88	25
Accounts payable	(420)	(47)
Accrued expenses	61	306
Deferred revenue	(20)	41
Net cash used in operating activities	(3,757)	(4,148)

Cash flows from investing activities:
Purchase of property and equipment	(21)	(146)
Net cash used in investing activities	(21)	(146)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	1,210	—
Repayments of notes payable	—	(5)
Repayments of finance lease obligations	—	(27)
Payment of employee withholding taxes related to share based awards	(11)	—
Net cash provided by (used in) financing activities	1,199	(32)

Decrease in cash and cash equivalents	(2,579)	(4,326)
Cash and cash equivalents, beginning of period	4,775	9,326
Cash and cash equivalents, end of period	$2,196	$5,000

Supplemental disclosures of cash flow information:
Interest paid	$—	$1
Income taxes paid	$—	$—
See accompanying notes to condensed financial statements.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Nature of Business
SenesTech, Inc. (subsequently referred to in this report as “we,” “us,” “our,” or “our Company”) was incorporated in the state of Nevada in July 2004. On November 12, 2015, we subsequently reincorporated in the state of Delaware. Our corporate headquarters and manufacturing site are in Phoenix, Arizona. We have developed and are commercializing a global, proprietary technology for managing animal pest populations, initially rat populations, through fertility control with our product known as ContraPest®.
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
Going Concern
Our condensed financial statements as of June 30, 2023 were prepared under the assumption that we would continue as a going concern. The reports of our independent registered public accounting firm that accompanies our financial statements for each of the years ended December 31, 2022 and December 31, 2021 contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, we have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we encounter continued issues or delays in the commercialization of ContraPest, our expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through additional financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.
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
As of June 30, 2023, we had an accumulated deficit of $126.2 million and cash and cash equivalents of $2.2 million.
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

Based upon our current operating plan, we expect that cash and cash equivalents at June 30, 2023, in combination with anticipated revenue and any additional sales of our equity securities (see Note 10), will be sufficient to fund our current operations for at least the next three months.
While we have evaluated and continue to evaluate our operating expenses and concentrate our resources toward the successful commercialization of ContraPest in the United States, additional financing will be needed before achieving anticipated revenue targets and margin targets. If we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, additional capital is needed in order to fund our operating losses and research and development activities before we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
Condensed Financial Statements
Our accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2023, and our operating results and cash flows for the three- and six-month periods ended June 30, 2023 and 2022. The accompanying financial information as of December 31, 2022 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023.
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
NOTE 2: BALANCE SHEET COMPONENTS
Cash and Cash Equivalents
Highly liquid investments with maturities of three months or less as of the date of acquisition are classified as cash equivalents, of which we had $2.2 million and $4.8 million as of June 30, 2023 and December 31, 2022, respectively, included within cash and cash equivalents in the condensed balance sheets.

Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable	$48	$119
Allowance for uncollectible accounts	(4)	(6)
Accounts receivable, net	$44	$113
The following was the activity in the allowance for uncollectible accounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance as of beginning of period	$4	$—	$6	$—
Increase in provision	—	12	—	12
Amounts written off, less recoveries	—	—	(2)	—
Balance as of end of period	$4	$12	$4	$12
Inventory, net
Inventory, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$729	$772
Finished goods	54	99
Total inventory	783	871
Less: reserve for obsolescence	(18)	(18)
Inventory, net	$765	$853
The following was the activity in the reserve for obsolescence (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance as of beginning of period	$18	$26	$18	$29
Increase in reserve	—	—	—	—
Amounts relieved	—	(4)	—	(7)
Balance as of end of period	$18	$22	$18	$22

Prepaid Expenses
Prepaid expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Professional services	$107	$41
Insurance	97	61
Software licenses	94	157
Other	14	6
Patents	10	39
Marketing programs and conferences	8	74
Total prepaid expenses	$330	$378
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Research and development equipment	$1,569	$1,558
Office and computer equipment	803	800
Autos	54	54
Furniture and fixtures	41	41
Leasehold improvements	119	119
Total in service	2,586	2,572
Accumulated depreciation and amortization	(2,353)	(2,283)
Total in service, net	233	289
Construction in progress	12	5
Property and equipment, net	$245	$294
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Compensation, severance and related benefits	$468	$497
Legal services	138	36
Product warranty	15	18
Personal property and franchise tax	—	6
Other	—	3
Total accrued expenses	$621	$560
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
The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$55	$56	$111	$112
Finance lease cost:
Amortization of right-of-use asset	$—	$11	$—	$27
Interest on lease liability	—	—	—	1
Total finance lease cost	$—	$11	$—	$28
As of June 30, 2023, maturities of operating lease liabilities were follows (in thousands):

2023	$99
2024	186
Total operating lease payments	285
Less imputed interest	(14)
Total operating lease liabilities	$271
NOTE 5: STOCK-BASED COMPENSATION
In 2018, our stockholders approved the adoption of the SenesTech, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan has since been amended and restated on certain occasions, most recently on June 26, 2023, when our stockholders approved an increase to the total number of authorized shares to 848,614 shares.
Stock options are generally issued with a per share exercise price equal to the fair market value of our common stock at the date of grant. Options granted generally vest immediately, or ratably over a 12- to 36-month period coinciding with their respective service periods, with terms generally of five years. Certain stock option awards provide for accelerated vesting upon a change in control.
As of June 30, 2023, we had 465,580 shares of common stock available for issuance under the 2018 Plan.

Stock Options
The following table presents the outstanding stock option activity:

	Number of Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Three months ended June 30, 2023:
Outstanding as of March 31, 2023	280,448		$17.11	4.4
Granted	199,421		1.25	5.0
Exercised	—		—	—
Forfeited	(107)		39.64	—
Expired	(336)		118.25	—
Outstanding as of June 30, 2023	479,426	(1)	10.01	4.5
Six months ended June 30, 2023:
Outstanding as of December 31, 2022	280,810		17.00	3.9
Granted	199,421		1.25	5.0
Exercised	—		—	—
Forfeited	(433)		119.46	—
Expired	(372)		680.87	—
Outstanding as of June 30, 2023	479,426	(1)	10.01	4.5
Exercisable as of June 30, 2023	139,583		29.16	3.8
(1) Includes options related to 99,000 shares that are inducement awards and not granted under the 2018 Plan.
The weighted average grant date fair value of options granted during the six months ended June 30, 2023 was $1.24 per share, based on the following assumptions used in the Black-Scholes option pricing model:

Expected volatility	128%
Expected dividend yield	—
Expected term (in years)	5
Risk-free interest rate	5.3%
The expected volatility assumption is based on the calculated volatility of our common stock at the date of grant based on historical prices over the most recent period commensurate with the term of the award. The expected dividend yield assumption is based on our history and expected dividend payouts: we have not, and do not expect to, pay dividends. The expected term assumption is the contractual term of the options for non-employees. The risk-free interest rate assumption is determined using the U.S. treasury yields for bonds with a maturity commensurate with the term of the award.

Restricted Stock Units
The following table presents the unvested restricted stock unit activity:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested balance as of December 31, 2022	18,799	$2.71
Granted	—	—
Vested	(18,799)	2.71
Forfeited	—	—
Unvested balance as of June 30, 2023	—	—
The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Research and development	$5	$3	$9	$4
Selling, general and administrative (1)	165	203	327	426
Total stock-based compensation expense	$170	$206	$336	$430
(1) For the three and six month periods ended June 30, 2023, includes $56,000 related to stock issued in exchange for marketing services.
The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.
At June 30, 2023, the total compensation cost related to unvested options not yet recognized was $469,000, which will be recognized over a weighted average period of 1.6 years, assuming the employees and non-employees complete their service period required for vesting.

NOTE 6: STOCKHOLDERS’ EQUITY
Activity in equity during the six month periods ended June 30, 2023 and 2022 was as follows (dollars in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
2023
Balances as of December 31, 2022	809,648	$1	$127,481	$(122,203)	$5,279
Stock-based compensation	—	—	166	—	166
Issuance of common stock upon exercise of warrants	1,230,000	1	(1)	—	—
Issuance of common stock for service	54,466	—	100	—	100
Issuance of shares pursuant to the vesting of restricted stock units, net of shares withheld for taxes	13,225	—	(11)	—	(11)
Net loss	—	—	—	(2,037)	(2,037)
Balances as of March 31, 2023	2,107,339	2	127,735	(124,240)	3,497
Stock-based compensation	—	—	113	—	113
Issuance of common stock, net of issuance costs	857,146	1	1,209	—	1,210
Net loss	—	—	—	(1,993)	(1,993)
Balances as of June 30, 2023	2,964,485	$3	$129,057	$(126,233)	$2,827
2022
Balances as of December 31, 2021	610,364	$1	$122,542	$(112,508)	$10,035
Stock-based compensation	—	—	221	—	221
Issuance of common stock for service	250	—	3	—	3
Net loss	—	—	—	(2,332)	(2,332)
Balances as of March 31, 2022	610,614	1	122,766	(114,840)	7,927
Stock-based compensation	—	—	205	—	205
Issuance of common stock for service	34	—	1	—	1
Net loss	—	—	—	(2,569)	(2,569)
Balances as of June 30, 2022	610,648	$1	$122,972	$(117,409)	$5,564
During the six months ended June 30, 2023, the following shares of common stock were issued:
•857,146 shares pursuant to a registered direct offering with certain institutional investors for $1.75 per share for gross proceeds of $1.5 million, before deducting issuance costs of $290,000. The shares were offered and sold pursuant to a prospectus, dated May 6, 2022, and a prospectus supplement, dated April 10, 2023, in connection with a takedown from our shelf registration statement on Form S-3 (File No. 333-261227).
•1,230,000 shares pursuant to the exercise of previously outstanding prefunded warrants, which were issued in November 2022 with an exercise price of $3.50 per share;
•54,466 restricted shares in exchange for marketing services to be performed through September 2023, with the total value of services to be recognized based on the stock price on the date of issuance; and
•13,225 shares pursuant to the vesting of restricted stock units.

NOTE 7: COMMON STOCK WARRANTS
The following table presents the common stock warrant activity:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2022	4,414,810	$6.58	3.0
Issued	921,432	1.66	5.3
Exercised	(1,230,000)	3.50	—
Expired	(2,835)	728.00	—
Outstanding as of June 30, 2023	4,103,407	5.91	3.2
During the six months ended June 30, 2023:
•Series C warrants were issued to the investors in the offering discussed in Note 6 to purchase up to 857,146 shares of our common stock. The Series C warrants are exercisable immediately with an exercise price of $1.62 per share and expire October 12, 2028. We estimated the fair value of these warrants to be $1.1 million using a Black-Scholes model based on the following significant inputs: common stock price of $1.38 per share; volatility of 164%; term of 5.5 years; dividend yield of —%; and risk-free interest rate of 3.4%;
•Placement agent warrants were issued to purchase up to 64,286 shares of our common stock. The placement agent warrants are exercisable immediately upon issuance, with an exercise price per share of $2.1875 per share, and expire April 10, 2028. We estimated the fair value of these warrants to be $82,000 using a Black-Scholes model based on the following significant inputs: common stock price of $1.38 per share; volatility of 165%; term of 5 years; dividend yield of —%;and risk-free interest rate of 3.5%; and
•Prefunded warrants representing 1,230,000 shares of common stock were exercised. Such prefunded warrants were issued in November 2022 with an exercise price of $3.50 per share.
NOTE 8: LOSS PER SHARE
Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding during the period determined using the treasury stock method. Stock options, warrants and restricted stock units are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive given the net losses reported for all periods presented. Therefore, basic and diluted loss per share are the same for each period presented.
The following shares were excluded from the calculation of diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock warrants	—	—	166,661	—
Stock options	10,171	—	75,466	—
Restricted stock units	—	—	—	—
	10,171	—	242,127	—

NOTE 9: CONTINGENCIES
Legal Proceedings
In July 2020, our former corporate general counsel (the “Plaintiff”) commenced an action against us in the Superior Court of the State of California, for the County of San Diego. The complaint alleges, among other things, that we breached the Plaintiff’s employment contract with us, as well as the implied covenant of good faith and fair dealing, by refusing to issue him the balance of stock options he claims we owe him. In September 2021, the Plaintiff served us and also named 10 individuals as defendants, consisting of current and former directors and employees. We do not believe that all of the defendants have yet been served. Furthermore, two individually named defendants have separately settled with the Plaintiff.
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
NOTE 10: SUBSEQUENT EVENTS
On July 21, 2023, subject to stockholder approval, our board of directors approved an amendment to our amended and restated certificate of incorporation, as amended, to effect a reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock by a ratio of not less than 1-for-2 and not more than 1-for-12. The exact ratio of the Reverse Stock Split will be set within this range as determined by our board of directors in its sole discretion prior to the time of the Reverse Stock Split and will be publicly announced by us prior to the effective time. A special meeting of stockholders is scheduled for August 18, 2023 to vote on such matter, among other items.
On July 21, 2023, our board of directors approved a public offering of shares of our common stock, together with Series D and Series E warrants to purchase shares of our common stock for aggregate gross proceeds of up to $7.5 million. See Form S-1 filed with the SEC on July 21, 2023 (File No. 333-273370).
We have evaluated subsequent events from the balance sheet date through August 10, 2023, the date at which the condensed financial statements were issued, and determined that there were no additional items that require adjustment to or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations –
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed financial statements and related notes.
Forward-Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding:
•our expectation that we will continue to incur significant expenses and generate operating losses for the foreseeable future;
•our expectation that cash and cash equivalents at June 30, 2023, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next three months;
•our belief that sales increased in part due to continued focus of our internet sales initiatives, enhanced strategic partnership and collaborations with key distributors and Pest Management Professionals (“PMP”s);
•our belief that the increased sales activity from our field sales organization was primarily due to an increase in the number of product units sold, including our Elevate Bait SystemTM;
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
•our financial performance, including our ability to fund operations;
•our ability to maintain compliance with Nasdaq’s continued listing requirements; and
•regulatory approval and regulation of our products and other factors and risks identified from time to time in our filings with the SEC, including this Quarterly Report on Form 10-Q.
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
Through June 30, 2023, we received net proceeds of $94.8 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $3.0 million in net product sales. As of June 30, 2023, we had an accumulated deficit of $126.2 million and cash and cash equivalents of $2.2 million.

We have incurred significant operating losses every year since our inception, with net losses of $2.0 million and $2.6 million for the three months ended June 30, 2023 and 2022, respectively. We expect to continue to incur significant expenses and generate operating losses for at least the next six months.
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
Based upon our current operating plan, we expect that cash and cash equivalents at June 30, 2023, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next three months. In July 2023, we initiated a public offering of shares of our common stock, together with Series D and Series E warrants to purchase shares of our common stock seeking aggregate gross proceeds of up to $7.5 million.
While we have evaluated and continue to evaluate our operating expenses and concentrate our resources toward the successful commercialization of ContraPest in the United States, additional financing will be needed before achieving anticipated revenue targets and margin targets. If we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, additional capital is needed in order to fund our operating losses and research and development activities before we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
Results of Operations
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2023	2022		2023	2022
Revenues, net	$305	$277	10%	$538	$472	14%
Cost of sales	163	141	16%	304	246	24%
Gross profit	142	136	4%	234	226	4%
Operating expenses:
Research and development	381	431	(12)%	768	947	(19)%
Selling, general and administrative	1,761	2,277	(23)%	3,511	4,184	(16)%
Total operating expenses	2,142	2,708	(21)%	4,279	5,131	(17)%
Loss from operations	(2,000)	(2,572)	(22)%	(4,045)	(4,905)	(18)%
Other income, net	7	3	133%	15	4	275%
Net loss	$(1,993)	$(2,569)	(22)%	$(4,030)	$(4,901)	(18)%
Revenues
Sales, net of sales discounts and promotions, were $305,000 for the second quarter of 2023, compared to $277,000 for the second quarter of 2022. Sales increased by $28,000, due to continued focus on our internet sales initiatives, augmenting our existing pull through sales strategy, where demand from the consumer market encourages, or pulls, resellers and pest management professionals to offer our products, as well as enhanced strategic partnerships and collaborations with key distributors and PMPs. In particular, we saw increased sales activity from our field sales team, as we continue to optimize our sales organization. The higher sales was primarily due to an increase in the number of product units sold, including our Elevate Bait System, which was launched in June 2022.

For the six months ended June 30, 2023, sales were $538,000, compared to $472,000 for the six months ended June 30, 2022. The $66,000 increase was primarily due to an increase in the number of units sold, including our Elevate Bait System product offering.
Cost of Sales
Cost of sales consisted primarily of the cost of products sold, including scrap and reserves for obsolescence, and was $163,000, or 53.6% of net sales, for the second quarter of 2023, compared to $141,000, or 50.9% of net sales, for the second quarter of 2022. We have experienced an increase in the cost of certain product components in 2023, and when combined with changes in the underlying mix of products sold, our cost of sales as a percent of sales for the second quarter of 2023 is higher when compared with the second quarter of 2022.
For the six months ended June 30, 2023, cost of sales was $304,000, or 56.5% of net sales, compared to $246,000, or 52.1% of net sales, for the six months ended June 30, 2022. The higher cost of sales as a percentage of net sales was driven by the scrapping of defective trays no longer used in our products in the first quarter of 2023, which totaled $42,000.
Gross Profit
Gross profit for the second quarter of 2023 was $142,000, for a gross profit margin of 46.4%, compared to a gross profit of $136,000, or a gross profit margin of 49.1%, for the second quarter of 2022.
For the six months ended June 30, 2023, gross profit was $234,000, for a gross profit margin of 43.5%, compared to $226,000, gross profit margin of 47.9%, for the six months ended June 30, 2022. The lower gross profit margin was the driven by the effects of scrapping defective tanks during no longer used in our products. Excluding the cost associated with the scrapped inventory, gross profit margin was 51.3% for the six months ended June 30, 2023.
Research and Development Expenses
Research and development expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2023	2022		2023	2022
Personnel (including stock-based compensation)	$214	$262	$(48)	$456	$503	$(47)
Professional fees	34	58	(24)	78	148	(70)
Depreciation	28	33	(5)	56	79	(23)
Facilities	25	27	(2)	51	53	(2)
Other	80	51	29	127	164	(37)
Total	$381	$431	$(50)	$768	$947	$(179)
Research and development expenses were $381,000 for the second quarter of 2023, compared to $431,000 for the second quarter of 2022. The $50,000 decrease was primarily due to lower headcount and consulting and legal fees required for research and development purposes. Such decreases were partially offset by higher expenses related to field and product improvement studies resulting from the completion of a stability study in the second quarter of 2023.
For the six months ended June 30, 2023, research and development expenses were $768,000, compared to $947,000 for the six months ended June 30, 2022. The $179,000 decrease was primarily due to lower headcount, consulting and legal fees required for research and development purposes, lower depreciation as several assets became fully depreciated in 2023 and lower expenses overall related to field and product improvement studies.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2023	2022		2023	2022
Personnel (including stock-based compensation)	$890	$1,115	$(225)	$1,793	$2,185	$(392)
Professional fees	419	464	(45)	871	900	(29)
Insurance	93	145	(52)	179	311	(132)
Travel and entertainment	53	60	(7)	127	106	21
Office supplies/IT	65	86	(21)	136	169	(33)
Marketing	63	225	(162)	117	245	(128)
Facilities	39	39	—	77	78	(1)
Other	139	143	(4)	211	190	21
Total	$1,761	$2,277	$(516)	$3,511	$4,184	$(673)
Selling, general and administrative expenses were $1.8 million for the second quarter of 2023, as compared to $2.3 million for the second quarter of 2022. The decrease of $516,000 was primarily due to lower personnel-related expenses, both lower stock-based compensation and lower headcount, and lower marketing costs resulting from changes in our overall marketing program. Additionally, insurance is lower as well as consulting and legal fees required for general corporate purposes.
For the six months ended June 30, 2023, selling, general and administrative expenses were $3.5 million, compared to $4.2 million for the six months ended June 30, 2022. The $673,000 decrease was primarily due to lower personnel-related expenses, both lower stock-based compensation and lower headcount, lower insurance and lower marketing costs resulting from changes in our overall marketing program. Additionally, consulting and legal fees required for general corporate purposes is lower than the comparable period of 2022. These decreases were partially offset by an increase in travel and entertainment costs related to increased sales-related activities.
Other Income, Net
Other income for the second quarter of 2023 consisted of interest income, which was $6,000 higher than the second quarter of 2022 due to higher interest rates of the comparable periods. Additionally, we had miscellaneous income of $2,000 for the second quarter of 2022 related to the sale of certain assets.
For the six months ended June 30, 2023, other income, net, consisted of interest income, which was $12,000 higher than the six months ended June 30, 2022 due to higher interest rates of the comparable periods. Additionally, for the six months ended June 30, 2022, we had interest expense of $1,000 related to certain notes payable and finance leases that expired in 2022 and miscellaneous income of $2,000 related to the sale of certain assets.
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
Through June 30, 2023, we have received net proceeds of $94.8 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $3.0 million in net product sales and an aggregate of $1.7 million from licensing fees. As of June 30, 2023, we had an accumulated deficit of $126.2 million and cash and cash equivalents of $2.2 million.
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
Based upon our current operating plan, we expect that cash and cash equivalents at June 30, 2023, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next three months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next three months, and we are unable to raise the necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
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

Capital Resources
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents, beginning of period	$4,775	$9,326
Net cash provided by (used in):
Operating activities	(3,757)	(4,148)
Investing activities	(21)	(146)
Financing activities	1,199	(32)
Decrease in cash and cash equivalents	(2,579)	(4,326)
Cash and cash equivalents, end of period	$2,196	$5,000
Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization and stock-based compensation included in operating results during a given period.
During the six months ended June 30, 2023, operating activities used $3.8 million of cash, resulting from our net loss of $4.0 million and net changes in our operating assets and liabilities of $130,000, partially offset by net non-cash charges of $403,000, consisting primarily of stock-based compensation and depreciation and amortization expense. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our continued efforts to commercialize our products, combined with research and development costs. Net cash used by changes in our operating assets and liabilities consisted primarily of a net decrease in accounts payable and accrued expenses of $359,000, partially offset by decreases in prepaid expenses of $92,000, inventory of $88,000, and accounts receivable of $71,000.
During the six months ended June 30, 2022, operating activities used $4.1 million of cash, resulting from our net loss of $4.9 million, partially offset by net changes in our operating assets and liabilities of $198,000 and by non-cash charges of $555,000, consisting primarily of stock-based compensation and depreciation and amortization expense. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our efforts to commercialize our products, combined with our research and development costs. Net cash provided by changes in our operating assets and liabilities consisted of a net decrease in accounts payable and accrued expenses of $259,000, a decrease in deferred revenue of $41,000 and an increase in inventory of $25,000, partially offset by increases in prepaid expenses of $108,000 and accounts receivable of $19,000.
Cash Flows from Investing Activities—Cash flows used in investing activities primarily consist of the purchase of property and equipment, offset by any proceeds received in connection with sales of property and equipment. During the six months ended June 30, 2023 and 2022, cash flows used in investing activities consisted of property and equipment purchases of $21,000 and $146,000, respectively.
Cash Flows from Financing Activities—Financing activities provide cash for both day-to-day operations and capital requirements as needed. During the six months ended June 30, 2023, net cash used in financing activities consisted of net proceeds of $1.2 million from the issuance of common stock, slightly offset by the payment of employee withholding taxes of $11,000. During the six months ended June 30, 2022, net cash used in financing activities consisted of repayments of notes payable and finance lease obligations of $32,000.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023.
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
Item 1A. Risk Factors
There have been no material changes to our risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023.
Item 5. Other Information
During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

4.28*	Form of Series C Warrant (Form 8-K filed April 12, 2023, Exhibit 4.28 (File no. 001-37941)).
4.29*	Form of Series Placement Agent Warrant (Form 8-K filed April 12, 2023, Exhibit 4.29 (File no. 001-37941)).
10.26*	Form of Securities Purchase Agreement (Form 8-K filed April 12, 2023, Exhibit 10.26 (File no. 001-37941)).
10.27*	Separation Agreement between SenesTech, Inc. and Nicole Williams dated April 21, 2023 (Form 8-K filed April 24, 2023, Exhibit 10.27 (File no. 001-37941)).
10.28*	SenesTech, Inc. 2018 Equity Incentive Plan, as amended (Form 8-K filed June 27, 2023, Exhibit 10.28 (File no. 001-37941)).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Incorporated by reference as indicated.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC.

Date: August 10, 2023	By:	/s/ Joel L. Fruendt
Joel L. Fruendt
President and Chief Executive Officer

Date: August 10, 2023	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Executive Vice President, Chief Financial Officer, Treasurer and Secretary