Form 10-Q
period 2023-09-30
SenesTech, Inc.
filed 2023-11-09
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of November 8, 2023: 3,631,060

1

SENESTECH, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SENESTECH, INC.
CONDENSED BALANCE SHEETS
(In thousands, except shares and per share data)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,145	$4,775
Accounts receivable, net	83	113
Prepaid expenses	385	378
Inventory, net	703	853
Total current assets	3,316	6,119
Right to use assets, operating leases	217	347
Property and equipment, net	313	294
Other noncurrent assets	22	22
Total assets	$3,868	$6,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147	$540
Accrued expenses	671	560
Current portion of operating lease liability	192	180
Current portion of note payable	9	—
Deferred revenue	15	44
Total current liabilities	1,034	1,324
Operating lease liability, less current portion	34	179
Note payable, less current portion	44	—
Total liabilities	1,112	1,503
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,899,060 shares issued and 3,279,485 shares outstanding as of September 30, 2023 and 809,648 shares issued and outstanding as of December 31, 2022	3	1
Additional paid-in capital	130,933	127,481
Accumulated deficit	(128,180)	(122,203)
Total stockholders’ equity	2,756	5,279
Total liabilities and stockholders’ equity	$3,868	$6,782
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues, net	$360	$250	$898	$722
Cost of sales	184	128	488	374
Gross profit	176	122	410	348
Operating expenses:
Research and development	379	452	1,147	1,399
Selling, general and administrative	1,748	2,289	5,259	6,473
Total operating expenses	2,127	2,741	6,406	7,872
Loss from operations	(1,951)	(2,619)	(5,996)	(7,524)
Other income (expense):
Interest income	4	1	19	4
Interest expense	—	—	—	(1)
Miscellaneous expense, net	—	(28)	—	(26)
Other income (expense), net	4	(27)	19	(23)
Net loss and comprehensive loss	$(1,947)	$(2,646)	$(5,977)	$(7,547)
Weighted average shares outstanding - basic and diluted	4,176,592	610,648	3,037,790	610,578
Net loss per share - basic and diluted	$(0.47)	$(4.33)	$(1.97)	$(12.36)
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,977)	$(7,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104	148
Stock-based compensation	467	570
Bad debt expense	(4)	5
Loss on sale of property and equipment	—	28
Changes in operating assets and liabilities:
Accounts receivable	34	(16)
Prepaid expenses	(7)	(174)
Inventory	150	48
Other assets	(3)	—
Accounts payable	(393)	142
Accrued expenses	111	409
Deferred revenue	(29)	48
Net cash used in operating activities	(5,547)	(6,339)

Cash flows from investing activities:
Purchase of property and equipment	(114)	(167)
Proceeds received from sale of property and equipment	—	4
Net cash used in investing activities	(114)	(163)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	2,998	—
Proceeds from (repayments of) notes payable, net	44	(5)
Repayments of finance lease obligations	—	(27)
Payment of employee withholding taxes related to share based awards	(11)	—
Net cash provided by (used in) financing activities	3,031	(32)

Decrease in cash and cash equivalents	(2,630)	(6,534)
Cash and cash equivalents, beginning of period	4,775	9,326
Cash and cash equivalents, end of period	$2,145	$2,792

Supplemental cash flow information is as follows:
Cash paid for interest	$—	$1
Cash paid for income taxes	—	—
Non-cash investing and financing activities:
Note payable incurred for the purchase of certain equipment	10	—

See accompanying notes to condensed financial statements.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Nature of Business
SenesTech, Inc. (subsequently referred to in this report as “we,” “us,” “our,” or “our company”) was incorporated in the state of Nevada in July 2004. On November 12, 2015, we subsequently reincorporated in the state of Delaware. Our corporate headquarters and manufacturing site are in Phoenix, Arizona. We have developed and are commercializing a global, proprietary technology for managing animal pest populations, initially rat populations, through fertility control. Our first product is known as ContraPest®.
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
We are pursuing additional products including EvolveTM, a soft bait containing the active ingredient cottonseed oil. Evolve limits reproduction of male and female rats after one to two breeding cycles following consumption. Evolve is being developed as a minimum risk pesticide under the U.S. Environmental Protection Agency Federal Insecticide, Fungicide, and Rodenticide Act, Section 25(b). For further information see Note 10.
Going Concern
Our condensed financial statements as of September 30, 2023 were prepared under the assumption that we would continue as a going concern. The reports of our independent registered public accounting firm that accompanies our financial statements for each of the years ended December 31, 2022 and December 31, 2021 contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, we have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we encounter continued issues or delays in the commercialization of fertility control products, our expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through additional financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.
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
As of September 30, 2023, we had an accumulated deficit of $128.2 million and cash and cash equivalents of $2.1 million.
Our ultimate success depends upon the outcome of a combination of factors, including the following: (i) successful commercialization of fertility control products and maintaining and obtaining regulatory approval of our products and product candidates; (ii) market acceptance, commercial viability and profitability of fertility control products and other products; (iii) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development; (v) the ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.
Based upon our current operating plan, we expect that cash and cash equivalents at September 30, 2023, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next three months.
While we have evaluated and continue to evaluate our operating expenses and concentrate our resources toward the successful commercialization of fertility control products in the United States, additional financing will be needed before achieving anticipated revenue targets and margin targets. If we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, additional capital is needed in order to fund our operating losses and research and development activities before we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
Condensed Financial Statements
Our accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2023, and our operating results and cash flows for the three- and nine-month periods ended September 30, 2023 and 2022. The accompanying financial information as of December 31, 2022 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023.
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
Reclassification
To conform with the 2023 presentation, we have reclassified the Loss on sale of property and equipment of $28,000 and Proceeds received from sale of property and equipment of $4,000 from Purchases of property and equipment in the condensed statement of cash flows for the nine months ended September 30, 2022. These reclassifications had no impact on our condensed statement of operations and comprehensive loss for the nine months ended September 30, 2022.

NOTE 2: BALANCE SHEET COMPONENTS
Cash and Cash Equivalents
Highly liquid investments with maturities of three months or less as of the date of acquisition are classified as cash equivalents, of which we had $2.1 million and $4.8 million as of September 30, 2023 and December 31, 2022, respectively, included within cash and cash equivalents in the condensed balance sheets.
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable	$85	$119
Allowance for uncollectible accounts	(2)	(6)
Accounts receivable, net	$83	$113
The following was the activity in the allowance for uncollectible accounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance as of beginning of period	$4	$12	$6	$—
Increase in provision	2	—	2	12
Amounts written off, less recoveries	(4)	(7)	(6)	(7)
Balance as of end of period	$2	$5	$2	$5
Inventory, net
Inventory, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$670	$772
Work in progress	5	—
Finished goods	46	99
Total inventory	721	871
Less: reserve for obsolescence	(18)	(18)
Inventory, net	$703	$853
The following was the activity in the reserve for obsolescence (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance as of beginning of period	$18	$22	$18	$29
Increase in reserve	—	—	—	—
Amounts relieved	—	(3)	—	(10)
Balance as of end of period	$18	$19	$18	$19

Prepaid Expenses
Prepaid expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Software licenses	138	157
Professional services	95	41
Insurance	44	61
Patents	17	39
Marketing programs and conferences	6	74
Other	85	6
Total prepaid expenses	$385	$378
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Research and development equipment	$1,621	$1,558
Office and computer equipment	808	800
Autos	54	54
Furniture and fixtures	41	41
Leasehold improvements	119	119
Total in service	2,643	2,572
Accumulated depreciation and amortization	(2,387)	(2,283)
Total in service, net	256	289
Construction in progress	57	5
Property and equipment, net	$313	$294
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Compensation, severance and related benefits	$521	$497
Legal services	135	36
Product warranty	15	18
Personal property and franchise tax	—	6
Other	—	3
Total accrued expenses	$671	$560
Note Payable
In August 2023, we arranged financing for the purchase of certain equipment. The note payable has an annual interest rate of 9.1% with a term of 5 years and is secured by the underlying equipment.

As of September 30, 2023, future principal payments were as follows (in thousands):

2023	$3
2024	9
2025	10
2026	11
2027	12
Thereafter	8
Total principal payments	53
Less: current portion of note payable	(9)
Note payable, less current portion	$44
NOTE 3: FAIR VALUE MEASUREMENTS
The carrying amounts of our financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short maturities. Note payable is recorded at amortized cost, which approximates fair value.
NOTE 4: LEASES
We have operating leases for our corporate headquarters and our manufacturing and research facility, which expire in 2024. We were obligated under finance leases for certain research and computer equipment, of which the last arrangement expired in June 2022.
The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$55	$55	$166	$167
Finance lease cost:
Amortization of right-of-use asset	$—	$—	$—	$27
Interest on lease liability	—	—	—	1
Total finance lease cost	$—	$—	$—	$28
As of September 30, 2023, maturities of operating lease liabilities were as follows (in thousands):

2023	$50
2024	186
Total operating lease payments	236
Less: imputed interest	(10)
Total operating lease liabilities	$226
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

As of September 30, 2023, we had 496,330 shares of common stock available for issuance under the 2018 Plan.
Stock Options
The following table presents the outstanding stock option activity:

	Number of Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Three months ended September 30, 2023:
Outstanding as of June 30, 2023	479,426		$17.11	4.4
Granted	—		—	—
Exercised	—		—	—
Forfeited	(30,750)		5.25	—
Expired	—		—	—
Outstanding as of September 30, 2023	448,676	(1)	10.34	4.2
Nine months ended September 30, 2023:
Outstanding as of December 31, 2022	280,810		17.00	3.9
Granted	199,421		1.25	5.0
Exercised	—		—	—
Forfeited	(31,183)		17.97	—
Expired	(372)		680.87	—
Outstanding as of September 30, 2023	448,676	(1)	10.34	4.2
Exercisable as of September 30, 2023	194,878		30.92	3.9
(1) Includes options related to 99,000 shares that are inducement awards and not granted under the 2018 Plan.
The weighted average grant date fair value of options granted during the nine months ended September 30, 2023 was $1.24 per share, based on the following assumptions used in the Black-Scholes option pricing model:

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

Restricted Stock Units
The following table presents the unvested restricted stock unit activity:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested balance as of December 31, 2022	18,799	$2.71
Granted	—	—
Vested	(18,799)	2.71
Forfeited	—	—
Unvested balance as of September 30, 2023	—	—
The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Research and development	$5	$1	$12	$5
Selling, general and administrative (1)	165	139	455	565
Total stock-based compensation expense	$170	$140	$467	$570
(1) Includes $44,000 and $100,000 related to stock issued in exchange for marketing services for the three and nine month periods ended September 30, 2023, respectively.
The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.
At September 30, 2023, the total compensation cost related to unvested options not yet recognized was $382,000, which will be recognized over a weighted average period of 1.3 years, assuming the employees and non-employees complete their service period required for vesting.
NOTE 6: STOCKHOLDERS’ EQUITY
On August 18, 2023, at a special meeting of stockholders, our stockholders approved an amendment to our amended and restated certificate of incorporation, as amended, to effect a reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock by a ratio of not less than 1-for-2 and not more than 1-for-12. The exact ratio of the Reverse Stock Split will be set within this range as determined by our board of directors in its sole discretion prior to the time of the Reverse Stock Split and will be publicly announced by us prior to the effective time.
On July 21, 2023, our board of directors approved a public offering of shares of our common stock, together with Series D and Series E warrants to purchase shares of our common stock for aggregate gross proceeds of up to $7.5 million. See Form S-1 filed with the SEC on July 21, 2023 (File No. 333-273370). No shares have yet been issued pursuant to this filing.

Activity in equity during the nine month periods ended September 30, 2023 and 2022 was as follows (dollars in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
2023
Balances as of December 31, 2022	809,648	$1	$127,481	$(122,203)	$5,279
Stock-based compensation	—	—	166	—	166
Issuance of common stock upon exercise of warrants	1,230,000	1	(1)	—	—
Issuance of common stock for service	13,225	—	100	—	100
Issuance of shares pursuant to the vesting of restricted stock units, net of shares withheld for taxes	54,466	—	(11)	—	(11)
Net loss	—	—	—	(2,037)	(2,037)
Balances as of March 31, 2023	2,107,339	2	127,735	(124,240)	3,497
Stock-based compensation	—	—	113	—	113
Issuance of common stock, net of issuance costs	857,146	1	1,209	—	1,210
Net loss	—	—	—	(1,993)	(1,993)
Balances as of June 30, 2023	2,964,485	3	129,057	(126,233)	2,827
Stock-based compensation	—	—	88	—	88
Modification of terms related to certain warrants	—	—	657		657
Issuance of common stock upon exercise of warrants, net	315,000	—	1,131	—	1,131
Net loss	—	—	—	(1,947)	(1,947)
Balances as of September 31, 2023	3,279,485	3	$130,933	$(128,180)	$2,756
2022
Balances as of December 31, 2021	610,364	1	$122,542	$(112,508)	$10,035
Stock-based compensation	—	—	221	—	221
Issuance of common stock for service	250	—	3	—	3
Net loss	—	—	—	(2,332)	(2,332)
Balances as of March 31, 2022	610,614	1	122,766	(114,840)	7,927
Stock-based compensation	—	—	205	—	205
Issuance of common stock for service	34	—	1	—	1
Net loss	—	—	—	(2,569)	(2,569)
Balances as of June 30, 2022	610,648	1	122,972	(117,409)	5,564
Stock-based compensation	—	—	139	—	139
Net loss	—	—	—	(2,646)	(2,646)
Balances as of September 30, 2022	610,648	1	$123,111	$(120,055)	$3,057
During the nine months ended September 30, 2023, the following shares of common stock were issued:
•315,000 shares pursuant to the exercise of warrants. A certain warrant holder was induced to exercise warrants related to 2,934,575 shares by reducing the exercise price to the then current market price of our common stock (the “Warrant Inducement”). The original warrants had an exercise price of $3.165 per share and a weighted average remaining life of 2.3 years. These warrants were exercised for $0.7202 per share for gross proceeds of $2.1 million, before deducting $326,000 of issuance costs and $657,000 related to the modification of the terms of the warrants to induce exercise. Of the 2,934,575 shares issued, 2,619,575 shares are held in abeyance and not considered outstanding, at which time such shares will become outstanding. The balance of the shares held in abeyance will be held in abeyance until notice from the stock holder that the balance, or portion thereof, may be issued in compliance with a beneficial ownership limitation provision in the warrants. See Note 10 for a discussion of outstanding abeyance shares.
In connection with the Warrant Inducement transaction, new warrants to purchase 5,869,150 shares of our common stock were issued, which are discussed in Note 7.
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
•1,230,000 shares pursuant to the exercise of previously outstanding prefunded warrants, which were issued in November 2022 with an exercise price of $1.54 per share.
•54,466 restricted shares in exchange for marketing services to be performed through September 2023, with the total value of services to be recognized based on the stock price on the date of issuance.
•13,225 shares pursuant to the vesting of restricted stock units.
NOTE 7: COMMON STOCK WARRANTS
The following table presents the common stock warrant activity:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2022	4,414,810	$6.58	3.0
Issued	6,937,311	0.88	4.9
Exercised	(4,164,575)	1.54	—
Expired	(13,629)	527.05	—
Outstanding as of September 30, 2023	7,173,917	2.00	4.9
During the nine months ended September 30, 2023:
•In August, warrants were issued to the investor in the Warrant Inducement transaction discussed in Note 6 to purchase up to 5,869,150 shares of our common stock. These warrants are exercisable immediately with an exercise price of $0.7202 per share, and 3,012,006 expiring August 24, 2028 (5-Year Warrants) and 2,857,144 expiring September 24, 2024 (13-Month Warrants). We estimated the fair value of the 5-Year Warrants to be $1.5 million using a Black-Scholes model based on the following significant inputs: common stock price of $0.682 per share; volatility of 98%; term of 5 years; dividend yield of 0%; and risk-free rate of 4.4%. The fair value of the 13-Month Warrants was estimated to be $930,000 using the Black-Scholes model based on the following significant inputs: common stock price of $0.682 per share; volatility of 122%; term of 1.1 year; dividend yield of 0%; and risk-free rate of 4.4%.
•In August, placement agent warrants were issued to purchase up to 146,729 shares of our common stock. The placement agent warrants are exercisable immediately upon issuance, with an exercise price per share of $0.9003 per share, and expire August 24, 2028. We estimated the fair value of these warrants to be $72,000 using a Black-Scholes model based on the following significant inputs: common stock price of $0.682 per share; volatility of 98%; term of 5 years; dividend yield of 0%;and risk-free interest rate of 5.4%.
•In August, warrants representing 2,934,575 shares of common stock were exercised for $0.7202 per share. The terms of these warrants were modified in order to induce exercise. See Warrant Inducement discussion in Note 6. We recorded additional equity costs of $657,000 related to the warrant exercise transaction, which was calculated as the difference between the fair value of the warrants immediately prior to modification and immediately after modification using the Black-Scholes model based on the following significant inputs: common stock price of $0.682 per share; volatility of 96%; term of 2.3 years; dividend yield of 0%; and risk-free rate of 5.0%.
•In April, Series C warrants were issued to the investors in the offering discussed in Note 6 to purchase up to 857,146 shares of our common stock. The Series C warrants are exercisable immediately with an exercise price of $1.62 per share and expire October 12, 2028. We estimated the fair value of these warrants to be $1.1 million using a Black-Scholes model based on the following significant inputs: common stock price of $1.38 per share; volatility of 164%; term of 5.5 years; dividend yield of 0%; and risk-free interest rate of 3.4%.
•In April, placement agent warrants were issued to purchase up to 64,286 shares of our common stock. The placement agent warrants are exercisable immediately upon issuance, with an exercise price per share of $2.1875 per share, and expire April 10, 2028. We estimated the fair value of these warrants to be $82,000 using a Black-Scholes model based on the following significant inputs: common stock price of $1.38 per share; volatility of 165%; term of 5 years; dividend yield of 0%;and risk-free interest rate of 3.5%.
•In February, prefunded warrants representing 1,230,000 shares of common stock were exercised. Such prefunded warrants were issued in November 2022 with an exercise price of $1.54 per share.
NOTE 8: LOSS PER SHARE
Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, which includes prefunded warrants and shares held in abeyance from date of issuance. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares used in the basic loss per share calculation plus potentially dilutive securities outstanding during the period determined using the treasury stock method. Stock options, warrants and restricted stock units are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive given the net losses reported for all periods presented. Therefore, basic and diluted loss per share are the same for each period presented.
The following shares were excluded from the calculation of diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock warrants	259,380	—	3,277,507	—
Stock options	—	—	42,825	10,170
Restricted stock units	—	—	—	—
	259,380	—	3,320,332	10,170
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
NOTE 10: SUBSEQUENT EVENTS
In connection with the Warrant Inducement discussed in Note 6, of the 2,934,575 shares issued, 2,619,575 shares were held in abeyance and not considered outstanding until certain conditions are met, at which time such shares will become outstanding. The balance of the shares in abeyance will be held in abeyance until notice from the stock holder that the balance, or potion thereof, may be issued in compliance with a beneficial ownership limitation provision in the warrants. In

October 2023, the conditions were met and the stock holder provided notice to release 351,575 shares from abeyance which became outstanding. As of November 9, 2023, there were 3,631,060 shares of common stock outstanding and 2,268,000 shares held in abeyance.
In November 2023, we launched our latest product, Evolve, a soft bait containing the active ingredient cottonseed oil. Evolve limits reproduction of male and female rats after one to two breeding cycles following consumption. Evolve is being marketed for use in controlling rat populations as a minimum risk pesticide under the U.S. Environmental Protection Agency Federal Insecticide, Fungicide, and Rodenticide Act, Section 25(b). We must obtain registration from the various state regulatory agencies that do not accept the federal exemption. To date, we are authorized to sell Evolve in 12 states.
We have evaluated subsequent events from the balance sheet date through November 9, 2023, the date at which the condensed financial statements were issued, and determined that there were no additional items that require adjustment to or disclosure in the condensed financial statements.

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
Forward-Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding:
•our expectation that we will continue to incur significant expenses and operating losses for the foreseeable future;
•our expectation that cash and cash equivalents at September 30, 2023, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next three months;
•our expectation that significant operating losses in the course of our research and development and commercialization activities will continue for the near future;
•our expectation that we will continue to incur significant expenses and generate operating losses for at least the next six months;
•our belief that additional financing will be needed before achieving anticipated revenue targets and margin targets;
•our belief that if we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern;
•our additional capital is needed to fund our operating losses and research and development activities before we become profitable;
•our ability to achieve profitability or generate positive cash flows;
•our successful commercialization of fertility control products in the United States;
•our belief that we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital;
•our expectation that we will incur substantial and increased expenses;
•our belief that we will need additional financing to fund these continuing and additional expenses;
•our belief that if we encounter continued issues or delays in the commercialization of fertility control products, our expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern;
•our ability to enter into strategic partnerships to enable us to penetrate additional target markets and geographical locations;
•our expectation that our expenses will continue or increase in connection with our ongoing activities, particularly as we focus on marketing and sales of fertility control products;
•our ability to maintain and obtain regulatory approval for our product and product candidates;

•our ability to gain market acceptance, commercial viability and profitability of fertility control products and other products;
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
Through September 30, 2023, we received net proceeds of $96.6 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $3.4 million in net product sales. As of September 30, 2023, we had an accumulated deficit of $128.2 million and cash and cash equivalents of $2.1 million.
We have incurred significant operating losses every year since our inception, with a net loss of $1.9 million for the three months ended September 30, 2023. We expect to continue to incur significant expenses and generate operating losses for at least the next six months.
Our ultimate success depends upon the outcome of a combination of factors, including the following: (i) successful commercialization of fertility control products and maintaining and obtaining regulatory approval of our products and product candidates; (ii) market acceptance, commercial viability and profitability of fertility control products and other products; (iii) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development; (v) the ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.
Based upon our current operating plan, we expect that cash and cash equivalents at September 30, 2023, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next three months. In July 2023, we initiated a public offering of shares of our common stock, together with Series D and Series E warrants to purchase shares of our common stock seeking aggregate gross proceeds of up to $7.5 million. And, in August 2023, a certain warrant holder was induced to exercise warrants related to 2,934,575 shares by reducing the exercise price to the then current market price for our common stock. These warrants were exercised for $0.7202 per share for gross proceeds of $2.1 million, before deducting issuance costs. Of the 2,934,575 shares issued, 2,619,575 shares are held in abeyance and not considered outstanding until certain conditions are met, at which time such shares will become outstanding. The balance of the shares in abeyance will be held in abeyance until notice from the stock holder that the balance, or a portion thereof, may be issued in compliance with beneficial limitation provision in the warrants.
While we have evaluated and continue to evaluate our operating expenses and concentrate our resources toward the successful commercialization of fertility control products in the United States, additional financing will be needed before achieving anticipated revenue targets and margin targets. If we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, additional capital is needed in order to fund our operating losses and research and development activities before we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

Results of Operations
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2023	2022		2023	2022
Revenues, net	$360	$250	44%	$898	$722	24%
Cost of sales	184	128	44%	488	374	30%
Gross profit	176	122	44%	410	348	18%
Operating expenses:
Research and development	379	452	(16)%	1,147	1,399	(18)%
Selling, general and administrative	1,748	2,289	(24)%	5,259	6,473	(19)%
Total operating expenses	2,127	2,741	(22)%	6,406	7,872	(19)%
Loss from operations	(1,951)	(2,619)	(26)%	(5,996)	(7,524)	(20)%
Other income (expense), net	4	(27)	(115)%	19	(23)	(183)%
Net loss	$(1,947)	$(2,646)	(26)%	$(5,977)	$(7,547)	(21)%
Revenues
Sales, net of sales discounts and promotions, were $360,000 for the third quarter of 2023, compared to $250,000 for the third quarter of 2022. Sales increased by $110,000, due to continued focus on our internet sales initiatives, augmenting our existing pull through sales strategy, where demand from the consumer market encourages, or pulls, resellers and pest management professionals to offer our products, as well as enhanced strategic partnerships and collaborations with key distributors and PMPs. In particular, we saw increased sales activity from our field sales team, as we continue to optimize our sales organization. The higher sales was primarily due to an increase in the number of product units sold, including our Elevate Bait SystemTM, which was launched in June 2022, and, most recently, our Isolate Bait SystemTM, which was launched in August 2023.
For the nine months ended September 30, 2023, sales were $898,000, compared to $722,000 for the nine months ended September 30, 2022. The $176,000 increase was primarily due to an increase in the number of units sold, including our Elevate Bait System product offering, and, most recently, our Isolate Bait System, which was launched in August 2023.
Cost of Sales
Cost of sales consisted primarily of the cost of products sold, including scrap and reserves for obsolescence, and was $184,000, or 51.2% of net sales, for the third quarter of 2023, compared to $128,000, or 51.2% of net sales, for the third quarter of 2022.
For the nine months ended September 30, 2023, cost of sales was $488,000, or 54.4% of net sales, compared to $374,000, or 51.8% of net sales, for the nine months ended September 30, 2022. The higher cost of sales as a percentage of net sales was driven by the scrapping of defective trays no longer used in our products in the first quarter of 2023, which totaled $42,000.
Gross Profit
Gross profit for the third quarter of 2023 was $176,000, for a gross profit margin of 48.8%, compared to a gross profit of $122,000, or a gross profit margin of 48.8%, for the third quarter of 2022.
For the nine months ended September 30, 2023, gross profit was $410,000, for a gross profit margin of 45.6%, compared to $348,000, gross profit margin of 48.2%, for the nine months ended September 30, 2022. The lower gross profit margin was the driven by the effects of scrapping defective tanks during no longer used in our products. Excluding the cost associated with the scrapped inventory, gross profit margin was 50.3% for the nine months ended September 30, 2023.

Research and Development Expenses
Research and development expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022		2023	2022
Personnel (including stock-based compensation)	$231	$284	$(53)	$687	$787	$(100)
Professional fees	34	68	(34)	112	216	(104)
Depreciation	28	24	4	84	103	(19)
Facilities	28	29	(1)	79	82	(3)
Other	58	47	11	185	211	(26)
Total	$379	$452	$(73)	$1,147	$1,399	$(252)
Research and development expenses were $379,000 for the third quarter of 2023, compared to $452,000 for the third quarter of 2022. The $73,000 decrease was primarily due to lower headcount and consulting and legal fees required for research and development purposes.
For the nine months ended September 30, 2023, research and development expenses were $1,147,000, compared to $1,399,000 for the nine months ended September 30, 2022. The $252,000 decrease was primarily due to lower headcount, consulting and legal fees required for research and development purposes, lower depreciation as several assets became fully depreciated in 2023 and lower expenses overall related to field and product improvement studies. In 2022, we incurred costs related to product improvement and continue into 2023 using the results from those studies for product development.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022		2023	2022
Personnel (including stock-based compensation)	$880	$952	$(72)	$2,673	$3,137	$(464)
Professional fees	365	639	(274)	1,236	1,539	(303)
Insurance	121	143	(22)	299	454	(155)
Marketing	81	261	(180)	199	506	(307)
Travel and entertainment	53	46	7	180	152	28
Facilities	39	38	1	116	116	—
Other	209	210	(1)	556	569	(13)
Total	$1,748	$2,289	$(541)	$5,259	$6,473	$(1,214)
Selling, general and administrative expenses were $1.7 million for the third quarter of 2023, as compared to $2.3 million for the third quarter of 2022. The decrease of $541,000 was primarily due to consulting and legal fees required for general corporate purposes largely due to higher legal fees incurred in the third quarter of 2022 and lower marketing costs resulting from changes in our overall marketing program. See Note 9 in our Notes to Condensed Financial Statements for a discussion of our legal matter. Additionally, personnel-related expenses were lower due to lower headcount and stock-based compensation.
For the nine months ended September 30, 2023, selling, general and administrative expenses were $5.3 million, compared to $6.5 million for the nine months ended September 30, 2022. The $1,214,000 decrease was primarily due to lower personnel-related expenses resulting from both lower stock-based compensation and lower headcount, lower marketing costs resulting from changes in our overall marketing program, and lower consulting and legal fees required for general corporate purposes largely due to higher legal fees incurred in the third quarter of 2022 related to our outstanding legal matter. Additionally, insurance is lower than the comparable period of 2022 resulting from both policy and rate changes. These decreases were partially offset by an increase in travel and entertainment costs related to increased sales-related activities.
Other Income, Net
Other income for the third quarter of 2023 consisted of interest income, which was $3,000 higher than the third quarter of 2022 due to higher interest rates of the comparable periods. Additionally, the third quarter of 2022 included a $28,000 loss on the sale of property and equipment.
For the nine months ended September 30, 2023, other income, net, consisted of interest income, which was $15,000 higher than the nine months ended September 30, 2022 due to higher interest rates of the comparable periods. Additionally, the nine months ended September 30, 2022 included $1,000 of interest expense related to certain notes payable and finance leases that expired in 2022, a $28,000 loss on the sale of property and equipment and $2,000 of miscellaneous income.
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
Through September 30, 2023, we have received net proceeds of $96.6 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $3.4 million in net product sales and an aggregate of $1.7 million from licensing fees. As of September 30, 2023, we had an accumulated deficit of $128.2 million and cash and cash equivalents of $2.1 million.
Our ultimate success depends upon the outcome of a combination of factors, including the following: (i) successful commercialization of our fertility control products and maintaining and obtaining regulatory approval of our products and product candidates; (ii) market acceptance, commercial viability and profitability of our fertility control products and other products; (iii) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development activities; (v) the ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.
Based upon our current operating plan, we expect that cash and cash equivalents at September 30, 2023, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next three months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of our fertility control products in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next three months, and we are unable to raise the necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
Additional Funding Requirements
We expect our expenses to continue or increase in connection with our ongoing activities, particularly as we focus on marketing and sales of fertility control products. In addition, we will continue to incur costs associated with operating as a public company.

In particular, we expect to incur substantial and increased expenses as we:
•work to maximize market acceptance for, and generate sales of, our products, including by conducting field demonstrations for potential lead customers;
•explore strategic partnerships to enable us to penetrate additional target markets and geographical locations;
•manage the infrastructure for sales, marketing and distribution of fertility control products and any other product candidates for which we may receive regulatory approval;
•seek additional regulatory approvals for fertility control products, including to more fully expand the market and use for fertility control products and, if we believe there is commercial viability, for our other product candidates;
•further develop our manufacturing processes to contain costs while being able to scale to meet future demand of fertility control products and any other product candidates for which we receive regulatory approval;
•continue product development of fertility control products and advance our research and development activities and, as our operating budget permits, advance the research and development programs for other product candidates;
•maintain and protect our intellectual property portfolio; and
•add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.
We will need additional financing to fund these continuing and additional expenses.
Capital Resources
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents, beginning of period	$4,775	$9,326
Net cash provided by (used in):
Operating activities	(5,547)	(6,339)
Investing activities	(114)	(163)
Financing activities	3,031	(32)
Decrease in cash and cash equivalents	(2,630)	(6,534)
Cash and cash equivalents, end of period	$2,145	$2,792
Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization and stock-based compensation included in operating results during a given period.
During the nine months ended September 30, 2023, operating activities used $5.5 million of cash, resulting from our net loss of $6.0 million and net changes in our operating assets and liabilities of $137,000, partially offset by net non-cash charges of $567,000, consisting primarily of stock-based compensation and depreciation and amortization expense. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our continued efforts to commercialize our products, combined with research and development costs. Net cash used by changes in our operating assets and liabilities consisted primarily of a net decrease in accounts payable and accrued expenses of $282,000 and deferred revenue of $29,000 and an increase in prepaid expenses of $7,000, partially offset by decreases in inventory of $150,000 and accounts receivable of $34,000.
During the nine months ended September 30, 2022, operating activities used $6.3 million of cash, resulting from our net loss of $7.5 million, partially offset by net changes in our operating assets and liabilities of $457,000 and by non-cash charges of $751,000, consisting primarily of stock-based compensation, depreciation and amortization expense and loss on sale of property and equipment. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our efforts to commercialize our products, combined with our research and development costs. Net cash provided by changes in our operating assets and liabilities consisted of a net decreases in accounts payable and accrued expenses of $551,000 and deferred revenue of $48,000 and an increase in inventory of $48,000, partially offset by increases in prepaid expenses of $174,000 and accounts receivable of $16,000.
Cash Flows from Investing Activities—Cash flows used in investing activities primarily consist of the purchase of property and equipment, offset by any proceeds received in connection with sales of property and equipment. During the nine months ended September 30, 2023 and 2022, cash flows used in investing activities consisted of property and equipment purchases. During the nine months ended September 30, 2022, net cash used in investing also included proceeds received from the sale of property and equipment of $4,000.
Cash Flows from Financing Activities—Financing activities provide cash for both day-to-day operations and capital requirements as needed. During the nine months ended September 30, 2023, net cash provided by financing activities consisted of net proceeds of $3.0 million from the issuances of common stock and $44,000 from the financing of certain equipment, slightly offset by the payment of employee withholding taxes of $11,000. During the nine months ended September 30, 2022, net cash used in financing activities consisted of repayments of notes payable and finance lease obligations of $32,000.
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
Item 5. Other Information
During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

4.33*	Form of New Warrants (Form 8-K filed August 22, 2023, Exhibit 4.33 (File no. 001-37941)).
10.29*	Form of Inducement Letter (Form 8-K filed August 22, 2023, Exhibit 10.29 (File no. 001-37941)).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Incorporated by reference as indicated.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC.

Date: November 9, 2023	By:	/s/ Joel L. Fruendt
Joel L. Fruendt
President and Chief Executive Officer

Date: November 9, 2023	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Executive Vice President, Chief Financial Officer, Treasurer and Secretary