Form 10-K
period 2023-12-31
SenesTech, Inc.
filed 2024-02-21
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1b. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Capital Market on such date was approximately $3,320,000. There were 247,040 shares of the registrant’s common stock outstanding on June 30, 2023.
As of February 20, 2024, there were 5,144,632 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SENESTECH, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

Definitions
The abbreviations or acronym defined below are used throughout this Annual Report on Form 10-K:

Abbreviation or Acronym	Definition
ASC	Accounting Standards Codification
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
COVID-19	Coronavirus
EPA	Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FCPA	Foreign Corrupt Practices Act
FIFRA	Federal Insecticide Fungicide and Rodenticide Act
GAAP	Generally accepted accounting principles in the United States
GRAS	Generally recognized as safe
IPM	Integrated pest management
IRC	Internal Revenue Code
Nasdaq	Nasdaq Capital Market
PCAOB	Public Company Accounting Oversight Board
PMP	Pest Management Provider
PPP	Paycheck Protection Program
ROU	Right-of-use
RUP	Restricted use product
SEC	Securities and Exchange Commission
VCD	Vinylcyclohexene diepoxide

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
•our belief that our field research indicates the addition of fertility control to an IPM program has demonstrated improved efficacy of more than 90% with sustained population suppression;
•our belief that we can achieve our goal for fertility control to be standard tool utilized in pest management in IPM programs across all verticals;
•our belief that maintaining a fertility control program reduces the reproduction and therefore the risk of future population spikes of rodent populations, known as the rebound effect;
•our belief that the size of the rat control market is sufficient for our near-term focus;
•our belief that ContraPest® or EvolveTM are novel in the pest control industry;
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
•our belief that e-commerce provides a hub to push end-users for further education as well as providing 24/7 availability for purchasing products and managing subscriptions;
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
•our belief that Evolve qualifies for exemption from registration as a minimum risk pesticide under the United States Environmental Protection Agency’s (the “EPA’s”) Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), Section 25(b);
•our belief that our internal production capabilities allow us to meet our current and anticipated demand through 2024;
•our expectation that we will introduce an additional product during 2024;

•our belief that ContraPest or Evolve consumption should not cause rats to become ill or change their behavior, which reduces risks of non-target species exposure;
•our belief that non-registered products being sold online that claims to control rodent reproduction are not competitive products;
•our plan to continue to utilize various forms of stock-based awards to hire, retain, and motivate talented employees consultants, and directors;
•our expectation that our expenses may continue or increase in connection with our ongoing activities, particularly as we advance our commercialization activities;
•our ability to maintain and obtain regulatory approval for our product and product candidates;
•our ability to gain market acceptance, commercial viability and profitability of ContraPest, Evolve, and other products;
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
These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s, actual results to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A-“Risk Factors” of Part II of in this Annual Report on Form 10-K. A number of factors could cause our actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, the following:
•the successful commercialization of our products;
•market acceptance of our products;
•our financial performance, including our ability to fund operations;
•our ability to regain and maintain compliance with Nasdaq’s continued listing requirements;
•regulatory approval and regulation of our products; and
•other factors and risks identified from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K.
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
PART I
ITEM 1.    BUSINESS.
Overview
We have developed and are commercializing products for managing animal pest populations, initially rat populations, through fertility control. We currently have two product lines of fertility control products: ContraPest and Evolve.
As far back as we can trace, rats have been foe to mankind. Posing threats to human and animal health, food security, and infrastructure around the world, we have spent centuries trying to solve the problem. Rats carry or can spread at least 35 diseases, globally posing a dangerous risk to public health and safety and agriculture. Through consumption and contamination, rats destroy at least 20% of the global stored food supply every year. Additionally, rats cause over $27 billion in damage to public and private infrastructure annually in the United States alone by burrowing beneath foundations, as well as gnawing on electrical wiring, insulation, fire proofing systems, electronics and computer equipment.
Over the centuries, the most prevalent response to rat infestations has been to try to eliminate them through the use of lethal tools such as traps and rodenticides. However, there are growing concerns about secondary exposure and bioaccumulation of rodenticides. While some of these challenges are of recent concern, the efficacy of the response to rat infestations has always been limited by the rat’s extraordinary reproductive rate.
ContraPest®, our initial product, is a novel liquid bait in the pest control industry, containing the active ingredients 4-vinylcyclohexene diepoxide (“VCD”) and triptolide. ContraPest targets the reproductive systems of both male and female Norway and roof rats beginning with the first breeding cycle following consumption, which can lead to sustained reductions of the rat population. ContraPest is a highly palatable liquid formulation that reduces fertility in both male and female rats. The high fat content and sweet taste of ContraPest promotes sustained consumption even when other sought-after food sources are present. In both field and laboratory settings, consumption of ContraPest occurs even in the presence of abundant water sources and plentiful food choices, including animal feed, trash and other options. Additionally, ContraPest does not cause illness in rats, and, therefore, it does not change behavior or result in bait aversion. Accordingly, ContraPest offers a new tool used in coordination with rodenticides as part of an integrated pest management program. Additionally, ContraPest can be successfully used as an alternative to traditional rodenticides altogether, an important option in the increasing number of jurisdictions that are restricting the use of second-generation anti-coagulant products.
The registration process with the EPA for ContraPest began on August 23, 2015. On August 2, 2016, the EPA granted an unconditional registration for ContraPest as a Restricted Use Product (“RUP”), due to the need for applicator expertise for deployment. On October 18, 2018, the EPA approved the removal of the RUP designation and was reclassified as a general-use pesticide. ContraPest is registered in all 50 states, 49 of which have approved the removal of the RUP designation, as well as the District of Columbia and five major U.S. territories. In certain cases, our registrations are conditional and require completion of testing. We continue to actively seek to comply with these requirements. On March 10, 2022, the EPA granted a sub-label for ContraPest allowing for an alternative delivery system in a hanging bait station designed to target roof rat habitats and infestations, currently marketed as Elevate Bait System™.
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
Evolve, our second product, is a novel soft bait product in the pest control industry. Evolve targets the reproductive systems of both male and female rats, which can lead to sustained reductions of the rat population. Evolve is a soft bait containing the active ingredient cottonseed oil. Evolve limits the reproduction of male and female rats within one to two breeding cycles following consumption.
Evolve has not been registered by the EPA. Evolve qualifies for exemption from registration as a minimum risk pesticide under FIFRA Section 25(b). All applicable requirements for registration, manufacturing, selling, or distributing into designated states and territories have been met. There are 10 states that accept the federal exemption for pesticide registration with the respective state. For those states that do not accept the federal exemption, we began the registration process for those states in October 2023. To date, we are authorized to sell Evolve in 30 states.
We were incorporated in the state of Nevada in July 2004. On November 12, 2015, we reincorporated in the state of Delaware. Our corporate headquarters and manufacturing site are in Phoenix, Arizona. On December 8, 2016, we went public and are currently traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol SNES.
In November 2023, we amended our amended and restated certificate of incorporation to effect a 1-for-12 reverse split of our issued and outstanding shares of common stock. The accompanying financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options and warrants exercisable for common stock, restricted stock units, and per share amounts contained in our financial statements have been retrospectively adjusted.
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
Resistance to traditional rodenticides creates challenges for rodent control programs. Rats, like all animals, are hard-wired to survive and some rats can be born with a genetic mutation making them resistant to certain rodenticides. Studies show that resistance is increasing in rat species. This resistance is passed onto their offspring who will then carry this resistant trait into future generations.
Because of the above factors, traditional rodenticide producers are continually challenged to develop new, more lethal chemicals to control future rat populations.
Rodenticides may affect other species within the food chain. It has been reported that animals that prey on rats such as raptors, large cats, foxes, and other mammals of concern have significant levels of rodenticide present in their bodies due to persistence of the rodenticide in the rat tissue, which may also result in contamination of the food supply. Additionally, there is growing concern about the rise in reported cases of adverse effects that rodenticides have on children and pets due to accidental, direct exposure.
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
A portion of the draft plan includes a focus on addressing effects to primary consumers of rodenticide bait (mammals and birds) and to secondary consumers that consume primary consumers (mammals, birds, and reptiles). These changes to the EPA’s review and registration policies could affect filings with the agency due to expanded test requirements for mammals, birds, reptiles, and critical habitats. Even though ContraPest is not a traditional rodenticide, these requirements (or a subset) may impact our registration in the future since it is classified in the rodenticide category with the EPA. We will maintain close contact with the EPA as their final guidance with respect to this policy was released in December 2023 with an intended final biological evaluation due November 2024.
Integrated Pest Management and Fertility Control
The most effective, long-term way to manage rats is by using a combination of tools that work together to magnify the efficacy of the pest management protocol; IPM is based upon this concept. An effective IPM program needs to reduce the existing rat population while preventing the population from rebounding. Based on company field research, the addition of a fertility control product to an IPM program has demonstrated improved efficacy of more than 90% with sustained population suppression. Maintaining a fertility control program reduces the reproduction and therefore the risk of future population spikes, known in the industry as the rebound effect.

Rat Activity Index
Urban City
450
400
350
300
250
200
150
100
50
0
1
2
3
4
5
6
7
8
9
10
11
12
Month
Site A
Site B

Rat Activity Index
Poultry Farm
25
20
15
10
5
0
1
2
3
4
5
6
7
8
9
10
11
12
13
14
Month

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
Business Strategy
Our goal is for fertility control to be a standard tool utilized in pest management in IPM programs across all verticals. We will achieve this through the following:
End User Awareness and Adoption.
Our focus is educating end users on the rapid reproduction rate of rats, which draws attention to the complex issue of gaining control of an infestation if you do not have control of rat fertility. As more rodenticides come to market to address rat populations, attention will be drawn to the impact other rodenticides may have to other species due to bioaccumulation, and the benefit of ContraPest and Evolve having a low potential for bioaccumulation.
Tailored Value Propositions.
While the general desire to achieve and maintain control of rat populations is universal among end users, each vertical has a specific pain point which may be improved through the use of fertility control. By working with our existing customers and conducting field research, we are understanding and leveraging unique opportunities in our sales strategies across verticals. Our approaches include, but are not limited to the following:
•Product Development. The needs of customers in each vertical vary due to environment and limitations, requiring ongoing innovation, exploration of additional species, and the pursuit of additional regulatory approvals for ContraPest and Evolve both in the United States and globally.
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
Marketing and Sales Approach
ContraPest is differentiated in what is otherwise a very crowded pest control market. It is the only product registered with the EPA that restricts fertility in both male and female rats and is designed to be non-lethal. As first and second generation anti-coagulants come under increased scrutiny for non-target accidental consumption or for bioaccumulation with impact on non-target species as rodenticides travel up the food chain, their use is being restricted or even banned in select areas across the United States and globally. These increasing restrictions and bans create an opportunity for ContraPest, as industry professionals are looking for effective tools to serve their customers and gain control of rat populations through nontraditional means.
Like ContraPest, Evolve is also differentiated in the pest control market due to its unique approach to restrict fertility in rats as opposed to other lethal means. In addition, Evolve meets the EPA’s FIFRA Section 25(b) minimum risk pesticide conditions. Evolve is exempt from federal registration because it poses little to no risk to human health and the environment and is made from food ingredients, within tolerances of exemption for both food and nonfood applications, which allows it to be used in agricultural applications.
Because the pest industry in the United States has demonstrated a reluctance to adopt new technologies, the marketing of fertility control has primarily been aimed at end-user awareness, creating pull through demand with Pest Management Providers (“PMP”) by applying pressure for PMPs to use fertility control as part of their IPM. Additionally, within our target verticals, agribusiness, commercial, distributors, e-commerce, pest management, municipalities, and zoos and sanctuaries, many large targets employ internal pest management teams as opposed to contracting with service providers. For these reasons, the end-user is our primary target in order to grow market penetration for fertility control products. While pain points and benefits are unique to each vertical, they have shared core value propositions.
•Fertility control is effective. Lab tests and field research demonstrate more than 90% reduction in rat populations when added to an IPM with sustained population suppression;
•Our proprietary formulations and feeding systems optimize consumption and provides targeted delivery for maximum efficacy;
•ContraPest and Evolve are specifically designed to minimize exposure hazard for handlers and non-targeted species such as wildlife, livestock, and pets, with Evolve being designated by the EPA as a minimum risk product; and
•Fertility control can be used as an anchor or enhancement for an IPM program, and as a solution to decrease reliance on poisons or other lethal control options.
Three core sales channels drive revenue allowing SenesTech to reach a wider customer base and target different segments of the market.
•e-Commerce. E-commerce provides a hub to push end-users for further education as well as providing 24/7 availability for purchasing products and managing subscriptions.
•Field Sales. Field sales allow for personal interaction, consultation, and development of potential customers. Field sales representatives, in charge of regional territories across the United States, focus in the larger account segments, attending trade shows and educational opportunities within target verticals.
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
Evolve contains one active ingredient, cottonseed oil, a plant-derived food product. Evolve also contains several other inactive food ingredients. Currently, we source cottonseed oil from standard food suppliers, and it is available from a variety of sources. Our manufacturing process for Evolve involves the incorporation of our active ingredient, in low concentration, into several inactive ingredients. Once incorporated, the entire product is packaged inside of a casing and cut to length for sale. This process allows Evolve to be delivered to rats in a palatable, effective manner, and it is designed to be non-lethal.
Currently, we have production scale capability in our facilities in Arizona to manufacture ContraPest and Evolve. Our internal production capabilities allow us to meet our current and anticipated demand through 2024.
Scientific Background Regarding our Product
Female rats are born with a finite number of eggs, or oocytes, and remain fertile until death. Within the ovary, eggs develop within structures called follicles. The non-regenerating and least mature follicles are called primordial. The primordial follicles mature through primary, secondary and antral stages and ultimately ovulate. Once the primordial follicles have become depleted, ovarian failure occurs, which terminates reproductive capability. The active ingredients in our products cause specific loss of small ovarian follicles (both primordial and primary) and growing follicles (secondary and antral). In males, the active ingredients in our products exert a significant suppression of male fertility by preventing sperm maturation and impairing the movement of sperm.
The safety and efficacy of our active ingredients and products are supported by considerable evidence. The active ingredients are rapidly metabolized by the rat, limiting the possibility of bioaccumulation or effect on non-target species. Further, based on laboratory and toxicology studies, ContraPest and Evolve should not cause rats to become ill or change their behavior.
Furthermore, ContraPest and Evolve are contraceptives, not sterilants, limiting fertility in male and female rats beginning with the first breeding cycle following consumption. The average duration of infertility post consumption ranges from 42 to over 180 days.
Other Potential Products
We have begun work on the application of ContraPest and Evolve on other species, such as mice, and expect to introduce an additional product during 2024.
Competition
Currently, we are unaware of any other non-lethal fertility control products targeting rats that are registered by the EPA. There are non-registered products being sold online that claim to control rodent reproduction. We do not believe these to be competitive products.
Our principal competition are large corporations with greater resources that offer a wider range of products. Generally, these are lethal pest control products largely consisting of rodenticide-based products and other tools that PMPs use in their IPM.
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

United States Review and Approval Processes
In the United States, the EPA regulates the sale, distribution and use of any pesticide under FIFRA. The EPA’s definition of a pesticide includes “any substance or mixture of substances intended for preventing, destroying, repelling, or mitigating any pest.” FIFRA defines a pest as “any insect, rodent, nematode, fungus, or weed.” To register a new product with the EPA, all active ingredients within the product must be registered with the EPA.
The EPA granted registration for ContraPest effective August 2, 2016, and as of July 12, 2018, we have received registration for ContraPest in all 50 states, the District of Columbia, and five major U.S. territories. This initial EPA approval labeled ContraPest as a restricted-use product, due to the need for applicator expertise for deployment. On October 18, 2018, the EPA removed the Restricted Use designation, meaning that we can sell ContraPest to consumers who do not have applicator expertise. ContraPest is currently limited by EPA requirements to indoor use and to use within one foot of manmade structures. We intend to diligently pursue additional related regulatory approvals from the EPA to support our product evolution, including seeking approval for full outdoor use, alternative formulations and for additional rodent species. This may entail the need to complete and submit to EPA additional studies, principally related to the effects on other animals and fish if ingested or if the product enters the water supply.
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
The EPA has an exemption under FIFRA, Section 25(b) which exempts certain pesticides from federal registration based on six criteria for minimum risk. Evolve qualifies from registration as a minimum risk pesticide under FIFRA, Section 25(b). All applicable requirements for registration, manufacturing, selling, or distributing into designated sates and territories have been met. Evolve has not been registered by the EPA but is in the process for registration in all 50 states, the District of Columbia, and five major U.S. territories. There are 10 states that accept the federal exemption for pesticide registration within the respective state. For those states that do not accept the federal exemption, we began the registration process for those states in October 2023. To date, we are authorized to sell Evolve in 30 states.
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
Personnel
As of December 31, 2023, we had 25 full-time employees and no part-time employees. Within our workforce, eight employees are engaged in research and development and 17 employees are engaged in sales, business development, finance, regulatory, human resources, facilities, information technology and general management and administration.
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
Trade Secrets and Trademarks
Beyond our patent right holdings, we broaden our intellectual property position with trademark, trade secret, know-how and continuous scientific discovery to accompany our product development efforts. We protect these proprietary assets with a combination of confidentiality terms in all commercial agreements or stand-alone confidentiality agreements along with rights-ownership agreements and structured information transfer understandings prior to beginning any collaborative projects. We own and maintain the ContraPest trademark and have initiated registration for Evolve. We intend to register new trademarks for products from our evolving rodenticide product line and for products for mammalian species beyond rodentia.
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
Where You Can Find Additional Information
We electronically file with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.senestech.com, free of charge, copies of these reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the SEC. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.
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

Risks Related to our Business

Our success is dependent on the successful commercialization of ContraPest and Evolve.

The EPA granted registration approval for ContraPest effective August 2, 2016, and as of July 12, 2018, we have received registration for ContraPest in all 50 states, the District of Columbia, and five major U.S. territories. Evolve, as a FIFRA 25(b) minimum risk pesticide, does not require federal registration with the EPA but is in the process of being registered in all 50 states, the District of Columbia, and five major U.S. territories. To date, we are authorized to sell Evolve in 30 states. However, we have not yet had significant sales of ContraPest and Evolve, which are our only products to date that are available for commercialization and the generation of revenue.

ContraPest, Evolve, and our other product candidates may not achieve adequate market acceptance necessary for commercial success.

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

If we cannot successfully commercialize our products, especially ContraPest and Evolve, we will not become profitable.

If any of our approved product candidates fail to achieve sufficient market acceptance, we will not be able to generate significant revenues or become profitable. The commercial success of ContraPest and Evolve will depend on a number of factors, including the following:

•the execution of our commercial strategy and the successful expansion of our commercial organization;

•our success in educating end users about the benefits, administration and use of ContraPest and/or Evolve;

•the effectiveness of our own or our potential strategic partners’ marketing, sales and distribution strategy and operations;

•convincing PMPs to deploy ContraPest and Evolve in quantity as an enhancement to, or replacement of, their current strategy of rodenticide use;

•continued refinement of our pricing strategy;

•our ability to manufacture quantities of ContraPest and Evolve using commercially acceptable processes and at a scale sufficient to meet anticipated demand and enable us to reduce our cost of manufacturing; and

•a continued acceptable safety profile of ContraPest.

Many of these factors are beyond our control. If we are unable to successfully commercialize ContraPest and Evolve, we may not be able to earn sufficient revenues or profits to continue our business.

We will require additional capital to fund our operations. Failure to obtain this necessary capital if needed may force us to delay, limit, or terminate our product development efforts or other operations.

Commercialization of ContraPest and Evolve and developing further product candidates, including conducting experiments and field studies, obtaining and maintaining regulatory approval and commercializing any products approved for sale, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to continue and to increase in connection with our ongoing activities, particularly as we advance our commercialization activities. We may expand our operations, and as a result of many factors, some of which may be currently unknown to us, our expenses may be higher than expected. Securing additional financing may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, including ContraPest and Evolve. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to take certain actions, including the following:

•significantly delay, scale back or discontinue the development or commercialization of our product candidates, including ContraPest and Evolve;

•seek strategic partners for the manufacturing, sales and distribution of ContraPest or Evolve or any of our other product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; and

•relinquish, or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

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

We continue to develop a functional infrastructure for the sales, marketing, and distribution of our products and the cost of establishing and maintaining such an infrastructure may exceed the cost-effectiveness of doing so. In order to market products, we must continue to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for which we would incur substantial costs. If we are unable to establish and maintain adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue to become profitable. Without an effective internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing Russia-Ukraine and Israel-Hamas wars.

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

The conflict in Israel and surrounding areas has also created economic uncertainty and regional instability, including due to the risk of escalation into a wider regional conflict, and resulted in the imposition of sanctions targeting Hamas-affiliated individuals and entities. The broader consequences of these conflicts remain uncertain, but may include further sanctions, regional instability and geopolitical shifts, increased prevalence and sophistication of cyberattacks, potential retaliatory action against companies such as us, heightened regulatory scrutiny related to sanctions compliance, increased inflation, further increases or fluctuations in commodity and energy prices, decreases in global travel, further disruptions to the global supply chain and other adverse effects on macroeconomic conditions.

A protracted conflict between Ukraine and Russia and Israel and Hamas, any escalation of those conflicts, and the financial and economic sanctions and import and/or export controls imposed by the United States, the UK, the EU, Canada and others, and the above-mentioned adverse effect on our operations (both in this region and generally) and on the wider global economy and market conditions could, in turn, have a material adverse impact on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.

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

Even following receipt of any regulatory approval for ContraPest, Evolve, and our other product candidates, requiring regulatory approval, we will continue to face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even following receipt of any regulatory approval for ContraPest, Evolve, or our product candidates, our products will be subject to ongoing requirements by the EPA and comparable state and foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information.

The safety profile of any product will continue to be closely monitored by the EPA, state and comparable foreign regulatory authorities after approval. In addition, we may be required, from time to time, to provide further testing results and certifications to the EPA and state regulatory agencies for ContraPest or Evolve.

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

If the EPA or comparable foreign regulatory authorities become aware of new information after approval of ContraPest, Evolve, or any other product candidate, or we are unable to adequately complete required testing and certification requirements, a number of potentially significant negative consequences could result, including the following:

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

Moreover, existing government regulations may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of product candidates requiring such approval. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and/or be subject to different marketing requirements or fines or enhanced government oversight and reporting obligations, which would adversely affect our business, prospects, and ability to achieve or sustain profitability.

Even following receipt of any regulatory approval or introduction of products or product candidates, we will continue to be subject to regulation of our manufacturing processes and advertising practices.

As a manufacturer of pest control products, we are subject to continual government oversight and periodic inspections by the EPA and other regulatory authorities. If we or a regulatory agency discover problems with a facility where our products are manufactured, a regulatory agency may impose restrictions on the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing until certain procedural requirements have been met. The occurrence of any such event or penalty could limit our ability to market ContraPest, Evolve, or any other product candidates and generate revenue.

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

Failure to obtain regulatory approval in foreign jurisdictions would prevent our products or product candidates from being marketed in those jurisdictions.

To market and sell our products globally, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. Obtaining foreign regulatory approvals and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties, and cost for us and could delay or prevent the introduction of our products in certain countries. Approval by the EPA does not ensure approval by regulatory authorities in other countries or jurisdictions, but EPA approval may influence decisions by the foreign regulatory authority. If we are unable to obtain approval of our products or product candidates by regulatory authorities in the world market, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.

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

Our existing internal manufacturing platform is adequate for meeting our current and near term forecasted demand for our products. We may be required to spend significant time and resources to expand these manufacturing facilities to fully meet future demand. If we are unable to develop full-scale manufacturing capabilities, we may not be able to meet demand of our products without relying on third party manufacturers, which could adversely affect our operations or financial condition.

In addition, if our manufacturing operations fail or are disrupted for any reason, including because of labor, disasters, and/or equipment malfunctions, among others, our ability to timely produce our products may be adversely affected, which would harm our sales and reputation. We only operate in a single location, which means we do not have back-up facilities to produce our products during a time when our manufacturing facility becomes unavailable.

We will need to expand our operations and grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2023, we had 25 full-time employees. As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, scientific and financial headcount and other resources. Our management, personnel, and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including the following:

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

Business or supply chain disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses, particularly because we have limited suppliers and a critical ingredient for ContraPest is currently sourced from China.

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

For example, we have become aware that we were involved in a transaction in which an investor of the Company may have resold approximately 175,000 shares of our common stock pursuant to a registration statement that had not yet been declared effective by the SEC. As a result, it is possible that the SEC could bring an action against us, or we may ultimately be responsible for an action for rescission by purchasers of the securities that were resold. If the SEC were to bring such an enforcement action against us, or if purchasers were to bring such an action for rescission, it may have a material adverse effect on our financial position.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the use of ContraPest and Evolve. If we cannot successfully defend ourselves against claims from our product users, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in the following:

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

Our Annual Report on Form 10-K for the year ended December 31, 2023 does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for smaller reporting companies. As a result, we have not yet fully assessed our internal control over financial reporting and are unable to assure that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting, or to avoid potential future material weaknesses.

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

Investment in product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to become commercially viable or gain regulatory approval. To date, we have financed our operations primarily through the sale of equity securities and debt financings as well as research grants. We have not generated sufficient revenue from product sales to date to achieve profitability. We continue to incur significant sales, marketing, research, development, and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception. For the years ended December 31, 2023 and 2022, we reported net losses of $7.7 million and $9.7 million, respectively. Thru December 31, 2023, we have accumulated deficits of $129.9 million since inception.

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

•continue to establish an infrastructure for the sales, marketing and distribution of our products and product candidates for which we may receive regulatory approval;

•scale up manufacturing processes and quantities for the commercialization of our products and product candidates for which we receive regulatory approval;

•continue the research and development of products and product candidates, including engaging in any necessary field studies;

•seek regulatory approvals for our products and product candidates;

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

We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If our products or product candidates do not gain or maintain sufficient regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

If we are unable to continue as a going concern, our securities will have little or no value.

We have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our financial statements as of December 31, 2023 and 2022 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm included in its opinion for the years ended December 31, 2023, and 2022 an explanatory paragraph referring to our net loss from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. If we encounter continued issues or delays in the commercialization of our products or greater than anticipated expenses, our prior losses and expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Capital Market, and Nasdaq could delist our common stock.

Our common stock is listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. Previously, on September 26, 2018, March 20, 2019, February 20, 2020, March 2, 2022, and, most recently, on August 25, 2023, we received a letter from the listing qualifications staff of Nasdaq (the “Staff”) providing notification that the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days and our common stock no longer met the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2). In each case, in accordance with Nasdaq Listing Rule 5810(c)(3) (A), we had an initial period of 180 calendar days to regain compliance. To regain compliance, the closing bid price of our common stock had to be $1.00 per share or more for a minimum of 10 consecutive business days at any time before the expiration of the initial compliance period.

In the event that we are unable to regain compliance with Rule 5550(a)(2) during the initial compliance, Nasdaq rules provide that we may be eligible for an additional 180 calendar day compliance period. To qualify, we needed to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

On August 18, 2023, our stockholders approved a reverse stock split of our common stock, par value $.001 per share, at a ratio of not less than 1-for-2 and not more than 1-for-12, with the actual ratio to be determined by our board of directors. On November 7, 2023, the Reverse Split Committee of our Board of Directors approved a final split ratio of 1-for-12 (the “November 2023 Reverse Split”). Following such approval, we filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the reverse stock split, with an effective time of 4:01 p.m., Eastern Time on November 16, 2023. However, even if a stock split has a positive effect on the market price for the common stock immediately following a reverse stock split, performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control, could lead to a decrease in the price of our common stock following the reverse stock split. While the bid price of our common stock has been at or above $1.000 per share for a minimum of 10 consecutive business days multiple times since the November 2023 Reverse Split, Nasdaq has used its discretion to monitor the bid price of our common stock for a longer period of time. We hope to receive from Nasdaq the additional 180-day compliance period in which to regain compliance. We intend to effect another reverse stock split within such additional 180-day compliance period, if necessary, in order to regain compliance.

In the event that we are unable to establish compliance, or again become non-compliant, with any of the minimum financial and other continued listing requirements of Nasdaq and cannot re-establish compliance within the require timeframe, our common stock could be delisted from The Nasdaq Capital Market, which could have a material adverse effect on our financial condition and which would cause the value of our common stock to decline. If our common stock is not eligible for listing or quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it would become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a national securities exchange.

Our reverse stock splits may decrease the liquidity of the shares of our common stock.

On August 18, 2023, our stockholders approved a reverse stock split of our common stock, par value $0.001 per share, at a ratio of not less than 1-for-2 and not more than 1-for-12, with the actual ratio to be determined by our board of directors. On November 7, 2023, the Reverse Split Committee of our Board of Directors approved a final split ratio of 1-for-12 to regain compliance with the Nasdaq minimum bid price requirement. Prior to the November 2023 reverse stock split, we effected a reverse stock split in November 2022 with a ratio of 1-for-20. The liquidity of the shares of our common stock may be affected adversely by the reverse stock splits given the reduced number of shares that are outstanding following the reverse stock splits. In addition, the reverse stock splits increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following a reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that a reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 1C.    CYBERSECURITY.
Risk Management and Strategy.
The consideration of cybersecurity threats are integrated into our overall risk management program. We engage external consultants who are experts in the field of cybersecurity and meet at regular intervals to evaluate current conditions and address any cybersecurity threats accordingly. We also provide continuous training to our employees regarding the risks related to cybersecurity. We are not aware of any risks from cybersecurity threats that have materially affected our business strategy, results of operations, or financial condition.
Governance.
Our board of directors are responsible for the oversight of risks from cybersecurity threats. At least annually management reports to our board of directors about such risks. Our chief financial officer, Thomas Chesterman, has direct management responsibility in assessing and managing such risks. Mr. Chesterman has prior academic and professional experience in cybersecurity.
ITEM 2.    PROPERTIES.
As of December 31, 2023, our corporate headquarters and manufacturing facility are located in Phoenix, Arizona. We lease and occupy approximately 5,100 square feet of office space for our corporate headquarters and approximately 7,700 square feet of separate facility space for our manufacturing facility pursuant to a lease that expires on November 30, 2024. We believe that our existing facilities are adequate and meet our current needs for business, manufacturing and research.
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
Holders
As of February 20, 2024, there were approximately 691 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of beneficial owners represented by these holders of record.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Company
We withhold shares of common stock in connection with the vesting of restricted stock units to satisfy required tax withholding obligations when they occur. There were no purchases of our equity securities during the 12 months ended December 31, 2023.
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
Through December 31, 2023, we had received net proceeds of $92.5 million from our sales of common stock, preferred stock and issuance of convertible and other promissory notes, an aggregate of $1.7 million from research grants and licensing fees and an aggregate of $3.7 million in product sales. At December 31, 2023, we had an accumulated deficit of $129.9 million and cash and cash equivalents of $5.4 million.

We have incurred significant operating losses every year since our inception. Our net losses were $7.7 million and $9.7 million for the years ended December 31, 2023 and 2022, respectively. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.
We will need additional funding to continue to fund our operations, achieve profitability and become cash flow positive, we will continue to seek additional financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
We have historically utilized, and intend to continue to utilize, various forms of stock-based awards in order to hire, retain and motivate talented employees, consultants and directors and encourage them to devote their best efforts to our business and financial success. In addition, we believe that our ability to grant stock-based awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our employees, consultants and directors with the financial interests of our stockholders. As a result, a significant portion of our operating expenses includes stock-based compensation expense. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy. Specifically, our stock-based compensation expense for the year ended December 31, 2023 and December 31, 2022 was $555,000 and $711,000, respectively, which represented 6.7% and 7.0%, respectively, of our total operating expenses for those periods.
Results of Operations
The following tables provide financial and operational information to be considered in conjunction with management’s discussion and analysis of results of operations.
The results of operations are as following for the years presented (dollars in thousands):

	Years Ended December 31,		% Increase (Decrease)
	2023	2022
Revenues, net	$1,193	$1,019	17%
Cost of sales	654	555	18%
Gross profit	539	464	16%
Operating expenses:
Research and development	1,228	1,859	(34)%
Selling, general and administrative	7,043	8,279	(15)%
Total operating expenses	8,271	10,138	(18)%
Loss from operations	(7,732)	(9,674)	(20)%
Other income (expense), net	22	(21)	(205)%
Net loss	$(7,710)	$(9,695)	(20)%
Revenues, net
Sales, which are net of any discounts and promotions, were $1.2 million for the year ended December 31, 2023, compared to $1.0 million for the year ended December 31, 2022. Sales increased by $174,000 in 2023 driven by more than 70% increases in our agribusiness, commercial and distributor vertical markets, as we continue efforts at commercializing our products, slightly offset by a 10% decrease in e-commerce.
Cost of Sales
Cost of sales, consisting primarily of the cost of products sold, including scrap and reserves for obsolescence, was $654,000 for the year ended December 31, 2023, compared with $555,000 for the year ended December 31, 2022, an increase of $99,000, or 17.8%. However, cost of sales as a percent of sales was comparable year over year, at 54.8% for 2023 compared with 54.5% for 2022.

Gross Profit
Gross profit for the year ended December 31, 2023 was $539,000 compared with gross profit of $464,000 for the year ended December 31, 2022, an increase of $75,000, or 16.2%. However, gross profit margin was comparable year over year at 45.2% for 2023 compared with 45.5% for 2022.
Research and Development Expenses
Research and development expenses are expensed as incurred and consist primarily of costs incurred in connection with the research and development of ContraPest and Evolve and our other product candidates. Such costs include the following:
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
Research and development expense consisted of the following (in thousands):

	Years Ended December 31,		Increase (Decrease)
	2023	2022
Personnel (including stock-based compensation)	$636	$996	$(360)
Professional fees	156	284	(128)
Facility	122	108	14
Depreciation	109	128	(19)
Other	205	343	(138)
Total	$1,228	$1,859	$(631)
Research and development expenses were $1.2 million for the year ended December 31, 2023, compared to $1.9 million for the year ended December 31, 2022. The $631,000 decrease was primarily driven by lower personnel costs and lower legal fees related to research and development matters, offset by higher costs related to increased and expanded product development efforts in the later part of 2023.
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
Selling, general and administrative expense consisted of the following (in thousands):

	Years Ended December 31,		Increase (Decrease)
	2023	2022
Personnel (including stock-based compensation)	$3,440	$3,851	$(411)
Professional fees	1,722	2,193	(471)
Marketing	317	631	(314)
Travel and related expenses	228	201	27
Facility	155	155	—
Depreciation expense	27	55	(28)
Other	1,154	1,193	(39)
Total	$7,043	$8,279	$(1,236)

Selling, general and administrative expenses were $7.0 million for the year ended December 31, 2023, compared to $8.3 million for the year ended December 31, 2022. The $1.2 million decrease was driven by lower professional fees related to legal matters, consulting related to advertising and marketing activities and recruiting costs related to employee turnover, partially offset by higher cost in 2023 related to the settlement of a legal matter. Additionally, costs related to software licenses and marketing efforts for digital and social media outlets were lower in 2023 when compared to 2022, combined with lower costs related to the timing of personnel changes. In 2023, personnel costs includes severance costs of $191,000 related to the termination of our former Chief Revenue Officer, while 2022 includes severance costs of $356,000 related to the termination of our former Chief Executive Officer.
Other Income (Expense), Net
Other income (expense), net, consists of interest income and expense, as well as any gains or losses related to the sale of fixed assets and other miscellaneous items. For the year ended December 31, 2023, other income, net largely consisted of interest income of $26,000, while other expense, net for the year ended December 31, 2022 largely consisted of a loss realized on the sale of research and development equipment of $28,000. Interest income was higher in 2023 when compared with 2022, as interest rates continued to climb throughout 2022 and into 2023, which then leveled off. Interest expense was also higher in 2023 when compared with 2022 due to new notes entered into to finance the purchase of new manufacturing equipment.
Liquidity and Capital Resources
Since our inception, we have sustained significant operating losses in the course of our research and development activities and commercialization efforts and expect such losses to continue for the near future. While we have generated $1.2 million of revenue in our most recent fiscal year, it is not sufficient to cover our base operating costs. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock; and debt financing, consisting primarily of convertible notes.
Through December 31, 2023, we had received net proceeds of $92.5 million from our sales of common stock, preferred stock and issuance of convertible and other promissory notes, an aggregate of $1.7 million from research grants and licensing fees and an aggregate of $3.7 million in product sales. At December 31, 2023, we had an accumulated deficit of $129.9 million and cash and cash equivalents of $5.4 million.
Our ultimate success depends upon the outcome of a combination of factors, including the following: (i) successful commercialization of ContraPest and Evolve and maintaining and obtaining regulatory approval of our products and product candidates; (ii) market acceptance, commercial viability and profitability of ContraPest, Evolve and other products; (iii) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development; (v) the ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.
Based upon our current operating plan, we expect that cash and cash equivalents at December 31, 2023, in combination with anticipated revenue, will be sufficient to fund our current operations for at least the next nine months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest and Evolve in the United States. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next nine months, and we are unable to raise the necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
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
•manage the infrastructure for sales, marketing and distribution of ContraPest and Evolve and any other product candidates for which we may receive regulatory approval;
•seek additional regulatory approvals, if any, for ContraPest and Evolve, including to more fully expand the market and use for ContraPest and Evolve and, if we believe there is commercial viability, for our other product candidates;
•further develop our manufacturing processes to contain costs while being able to scale to meet future demand of ContraPest and Evolve and any other product candidates for which we receive regulatory approval;
•continue product development of ContraPest and Evolve and advance our research and development activities and, as our operating budget permits, advance the research and development programs for other product candidates;
•maintain and protect our intellectual property portfolio; and
•add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.
We believe we will need additional financing to fund these continuing and additional expenses.
Cash Flows
The following table summarizes our sources and uses of cash for each of the years presented (in thousands):

	Years Ended December 31,
	2023	2022
Cash and cash equivalents, beginning of year	$4,775	$9,326
Net cash provided by (used in):
Operating activities	(7,566)	(8,577)
Investing activities	(149)	(170)
Financing activities	8,335	4,196
Net change in cash and cash equivalents	620	(4,551)
Cash and cash equivalents, end of year	$5,395	$4,775
Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization and stock-based compensation included in operating results during a given period.
During 2023, net cash flows used in operating activities consisted of our net loss of $7.7 million and by changes in our operating assets and liabilities of $545,000, offset by non-cash charges of $688,000. Our net loss was primarily attributed to expenses incurred related to selling, general and administrative as we continue efforts to commercialize our products, as well as research and development activities. Revenue from our product sales did not cover our operating expenses during the year. Net cash used by changes in our operating assets and liabilities consisted primarily of a $583,000 decrease in accrued expenses and accounts payable, a $26,000 decrease in deferred revenue; and a $10,000 increase in prepaid expenses, offset by decreases of $58,000 in inventory and $20,000 in accounts receivable.
During 2022, net cash flows used in operating activities consisted of our net loss of $9.7 million, offset by changes in our operating assets and liabilities of $191,000 and non-cash charges of $928,000. Our net loss was primarily attributed to research and development activities and our selling, general and administrative expenses. Net cash generated by changes in our operating assets and liabilities consisted primarily of a $188,000 increase in accrued expenses and accounts payable, a $148,000 decrease in inventory and a $44,000 increase in deferred revenue, offset by increases of $148,000 in prepaid expenses and $42,000 in accounts receivable.
Cash Flows from Investing Activities—Cash flows used in investing activities primarily consist of the purchase of property and equipment, offset by any proceeds received in connection with sales of property and equipment. In 2023, our purchases were $25,000 lower than 2022, slightly offset by a decrease of $4,000 in proceeds received on sales of property and equipment.
Cash Flows from Financing Activities—Financing activities provide cash for both day-to-day operations and capital requirements as needed. In 2023, net cash provided by financing activities largely consisted of $5.4 million of net proceeds from issuances of common stock, $2.8 million from the exercise of warrants, and $114,000 from proceeds from notes payable. In 2022, net cash provided by financing activities consisted of $4.2 million of net proceeds from the issuance of common stock, partially offset by $32,000 of repayments related to notes payable and finance lease obligations.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The following financial statements and report are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of SenesTech, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of SenesTech, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Equity Transactions
As discussed in Note 6 and Note 9 to the financial statements, the Company issues options and warrants. The proper valuation of options and warrants requires significant management judgment in determining the volatility and method used to calculate the option and warrant values.

To evaluate the appropriateness of the model and estimates determined by management, we examined and evaluate the model, and the time period and stock prices used in determining the valuation of the options and warrants issued.
/s/ M&K CPAS, PLLC
We have served as the Company’s auditor since 2017.
Houston, TX
February 21, 2024

SENESTECH, INC.
BALANCE SHEETS
(In thousands, except share and per share data amounts)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$5,395	$4,775
Accounts receivable, net	95	113
Prepaid expenses	388	378
Inventory, net	795	853
Total current assets	6,673	6,119
Right to use assets, operating leases	210	347
Property and equipment, net	388	294
Other noncurrent assets	22	22
Total assets	$7,293	$6,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	150	540
Accrued expenses	368	560
Current portion of operating lease liability	217	180
Current portion of notes payable	33	—
Deferred revenue	18	44
Total current liabilities	786	1,324
Operating lease liability, less current portion	—	179
Notes payable, less current portion	156	—
Total liabilities	942	1,503
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,140,024 and 67,472 shares issued and outstanding as of December 31, 2023 and 2022, respectively	5	—
Additional paid-in capital	136,259	127,482
Accumulated deficit	(129,913)	(122,203)
Total stockholders’ equity	6,351	5,279
Total liabilities and stockholders’ equity	$7,293	$6,782
See accompanying notes to the financial statements.

SENESTECH, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Years Ended December 31,
	2023	2022
Product sales, net	$1,193	$1,019
Cost of sales	654	555
Gross profit	539	464
Operating expenses:
Research and development	1,228	1,859
Selling, general and administrative	7,043	8,279
Total operating expenses	8,271	10,138
Loss from operations	(7,732)	(9,674)
Other income (expense):
Interest income	26	7
Interest expense	(4)	(2)
Miscellaneous expense	—	(26)
Other income (expense), net	22	(21)
Net loss and comprehensive loss	(7,710)	(9,695)

Weighted average shares outstanding — basic and diluted	669,861	65,473
Loss per share — basic and diluted	$(11.51)	$(148.08)
See accompanying notes to the financial statements.

SENESTECH, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except shares)

			Additional Paid-In Capital	Accumulated Deficit	Total
	Common Stock
	Shares	Amount

Balances as of December 31, 2021	50,864	$—	$122,543	$(112,508)	$10,035
Stock-based compensation	—	—	707	—	707
Net proceeds received for issuance of common stock and prefunding of warrants	5,631	—	4,228	—	4,228
Issuance of common stock upon exercise of warrants	10,916	—	—	—	—
Issuance of common stock for services	57	—	4	—	4
Issuance of common stock for fractional shares in the 20:1 reverse stock split	4	—	—	—	—
Net loss	—	—	—	(9,695)	(9,695)
Balances as of December 31, 2022	67,472	—	127,482	(122,203)	5,279
Stock-based compensation	—	—	455	—	455
Net proceeds received for issuance of common stock and prefunding of warrants	521,735	—	5,407	—	5,407
Issuance of common stock upon exercise of warrants, net	4,544,437	5	2,826	—	2,831
Issuance of common stock for services	4,539	—	100	—	100
Issuance of shares pursuant to the vesting of restricted stock units, net of shares withheld for taxes	1,102	—	(11)	—	(11)
Issuance of common stock for fractional shares in the 12:1 reverse stock split	739	—	—	—	—
Net loss	—	—	—	(7,710)	(7,710)
Balances as of December 31, 2023	5,140,024	$5	$136,259	$(129,913)	$6,351
See accompanying notes to the financial statements.

SENESTECH, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,710)	$(9,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135	183
Stock-based compensation	555	711
Loss on sale of equipment	—	28
Bad debt expense	(2)	6
Changes in operating assets and liabilities:
Accounts receivable	20	(42)
Other assets	(4)	—
Prepaid expenses	(10)	(148)
Inventory	58	148
Accounts payable	(390)	206
Accrued expenses	(192)	(18)
Deferred revenue	(26)	44
Net cash used in operating activities	(7,566)	(8,577)

Cash flows from investing activities:
Proceeds received on sale of property and equipment	—	4
Purchase of property and equipment	(149)	(174)
Net cash used in investing activities	(149)	(170)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	5,407	4,228
Proceeds from the exercise of warrants	2,831	—
Proceeds from the issuance of notes payable	114	—
Repayments of notes payable	(6)	(5)
Repayments of finance lease obligations	—	(27)
Payment of employee withholding taxes related to share based awards	(11)	—
Net cash provided by financing activities	8,335	4,196
Increase (decrease) in cash and cash equivalents	620	(4,551)
Cash and cash equivalents, beginning of year	4,775	9,326
Cash and cash equivalents, end of year	$5,395	$4,775

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$4	$1
Income taxes paid	—	—
Non-cash investing and financing activities:
Notes payable incurred for the purchase of certain equipment	81	—
See accompanying notes to the financial statements.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION
Nature of Business
SenesTech, Inc. (referred to in this report as “SenesTech,” the “Company,” “we” or “us”) was incorporated in the state of Nevada in July 2004. On November 15, 2015, the Company subsequently reincorporated in the state of Delaware. Our corporate headquarters and manufacturing site are in Phoenix, Arizona. We have developed and are commercializing a global, proprietary technology for managing animal pest populations, initially rat populations, through fertility control with our current products known as ContraPest and Evolve.
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
In November 2023, we launched our latest product, Evolve, a soft bait containing the active ingredient cottonseed oil. Evolve limits reproduction of male and female rats after one to two breeding cycles following consumption. Evolve is being marketed for use in controlling rat populations as a minimum risk pesticide under the U.S. Environmental Protection Agency Federal Insecticide, Fungicide, and Rodenticide Act, Section 25(b). We must obtain registration from the various state regulatory agencies that do not accept the federal exemption. To date, we are authorized to sell Evolve in 30 states.
Reverse Stock Split
On November 16, 2023, we amended our amended and restated certificate of incorporation to effect a 1-for-12 reverse split of our issued and outstanding shares of common stock. The accompanying financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options and warrants exercisable for common stock, restricted stock units and per share amounts contained in our financial statements have been retrospectively adjusted.
Going Concern
Although our audited financial statements for the years ended December 31, 2023 and December 31, 2022 were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the years ended December 31, 2023 and December 31, 2022 contains a going concern qualification in which such firm expressed substantial doubt in our ability to continue as a going concern without additional capital from becoming available, based on the financial statements at that time. Specifically, as noted above, we have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we encounter continued issues or delays in the commercialization of ContraPest, our prior losses and expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.
Need for Additional Capital
Since our inception, we have sustained significant operating losses in the course of our research and development and commercialization activities and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees from a former license. We have primarily funded our operations

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock; and debt financing, consisting primarily of convertible notes. As of December 31, 2023, we had an accumulated deficit of $129.9 million and cash and cash equivalents of $5.4 million.
Our ultimate success depends upon the outcome of a combination of factors, including the following: (i) successful commercialization of ContraPest and Evolve and maintaining and obtaining regulatory approval of our products and product candidates; (ii) market acceptance, commercial viability and profitability of ContraPest, Evolve and other products; (iii) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development; (v) the ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.
Based upon our current operating plan, we expect that cash and cash equivalents at December 31, 2023, in combination with anticipated revenue, will be sufficient to fund our current operations for at least the next nine months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest and Evolve in the United States and globally. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next nine months, and we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
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
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Highly liquid investments with maturities of three months or less as the date of acquisition are classified as cash equivalents, of which we had $4.2 million and $4.4 million as of December 31, 2023 and 2022, respectively, included within Cash and cash equivalents in the balance sheets.
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

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
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
We derive revenue primarily from commercial sales of products, net of discounts and promotions, as well as consulting and implementation services provided in conjunction with our product deployments. We recognize revenue when product is shipped at a fixed selling price with payment terms of 30 to 120 days from invoicing. We recognize any other revenue earned from pilot studies, consulting and implementation services upon the performance of specific services under the respective service contract.
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

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
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
Advertising Costs
Advertising costs are expensed as incurred and was $238,000 and $369,000 for the years ended December 31, 2023 and 2022, respectively.
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
We recognize interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of December 31, 2023 or December 31, 2022 and as such, no interest or penalties were recorded in income tax expense.
Comprehensive Loss
We have no other comprehensive income items for the periods presented. As a result, our net loss and comprehensive loss were the same for all periods presented and a separate statement of comprehensive loss is not included in the accompanying financial statements.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
NOTE 3: BALANCE SHEET COMPONENTS
Accounts Receivable, Net
Accounts receivable, net consist of the following (in thousands):

	As of December 31,
	2023	2022
Accounts receivable	$99	$119
Allowance for uncollectible accounts	(4)	(6)
Accounts receivable, net	$95	$113
The following is the activity in the allowance for uncollectible accounts (in thousands):

	Years Ended December 31,
	2023	2022
Balance as of beginning of year	$6	$—
Increase in provision	2	8
Amounts written off, less recoveries	(4)	(2)
Balance as of end of year	$4	$6
Inventory, Net
Inventory, net consist of the following (in thousands):

	As of December 31,
	2023	2022
Raw materials	$747	$772
Finished goods	53	99
Total inventory	800	871
Reserve for obsolescence	(5)	(18)
Inventory, net	$795	$853
The following is the activity in the reserve for obsolescence (in thousands):

	Years Ended December 31,
	2023	2022
Balance as of beginning of year	$18	$29
Increase in reserve	—	—
Amounts relieved	(13)	(11)
Balance as of end of year	$5	$18

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
Prepaid Expenses
Prepaid expenses consist of the following (in thousands):

	As of December 31,
	2023	2022
Software licenses	$152	$157
Prepaid inventory	111	—
Insurance	64	61
Professional services	30	41
Patents	14	39
Marketing programs and conferences	1	74
Other	16	6
Total prepaid expenses	$388	$378

Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2023	2022
Research and development equipment	$1,763	$1,558
Office and computer equipment	808	800
Autos	54	54
Furniture and fixtures	41	41
Leasehold improvements	141	119
Total in service	2,807	2,572
Accumulated depreciation and amortization	(2,419)	(2,283)
Total in service, net	388	289
Construction in progress	—	5
Property and equipment, net	$388	$294

During the years ended December 31, 2023 and 2022, depreciation and amortization expense was $135,000 and $183,000, respectively.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	As of December 31,
	2023	2022
Compensation, severance and related benefits	$232	$497
Legal services	121	36
Product warranty	15	18
Personal property and franchise tax	—	6
Other	—	3
Total accrued expenses	$368	$560

Notes Payable
In the second half of 2023, we arranged financing for the purchase of certain equipment. The notes payable have an annual interest rate of 9.1% with a term of five years and is secured by the underlying equipment.
As of December 31, 2023, future principal payments were as follows (in thousands):

2024	$33
2025	36
2026	39
2027	43
2028	38
Total principal payments	189
Less: current portion of notes payable	(33)
Notes payable, less current portion	$156
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

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
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
NOTE 5: LEASES
We determine if an arrangement is a lease at inception and whether the arrangement is classified as an operating or finance lease. At commencement of the lease, we record a right-of-use (“ROU”) asset and lease liability in the balance sheet based on the present value of lease payments over the term of the arrangement. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. If the implicit rate is not readily determinable in the contract, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Contract terms may include options to extend or terminate the lease, and, when we deem it is reasonably certain that we will exercise that option, it is included in the ROU asset and liability.
Operating leases reflect lease expense on a straight-line basis, while any finance leases result in the separate presentation of interest expense on the lease liability and amortization expense of the ROU asset.
We have operating leases for our corporate headquarters and our manufacturing and research facility, which expire in 2024. We were obligated under finance leases for certain research and computer equipment, of which the last arrangement expired in July 2022.
The components of lease cost are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Operating lease cost	$231	$222
Finance lease cost:
Amortization of ROU asset	—	35
Interest on lease liability	—	1
Total finance lease cost	$—	$36

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
As of December 31, 2023, maturities of operating lease liabilities are follows (in thousands):

Years Ending December 31:
2024	$225
Total operating lease payments	225
Less imputed interest	(8)
Total operating lease liabilities	$217
NOTE 6: STOCK-BASED COMPENSATION
In 2018, our stockholders approved the adoption of the SenesTech, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan has since been amended and restated on certain occasions, most recently on June 23, 2023, when our stockholders approved an increase to the total number of authorized shares to 70,717 shares.
Stock options are generally issued with a per share exercise price equal to the fair market value of our common stock at the date of grant. Options granted generally vest immediately, or ratably over a two- to 36-month period coinciding with their respective service periods, with terms of generally five years. Certain stock option awards provide for accelerated vesting upon a change in control.
As of December 31, 2023, we had 42,008 shares of common stock available for issuance under the 2018 Plan.
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
Fair value of options granted is determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023	2022
Risk-free interest rate	5.3%	3.7%
Expected dividend yield	—%	—%
Expected volatility	128%	90.5%
Expected term (in years)	5.0	3.3
The weighted average fair value of options granted during the years ended December 31, 2023 and 2022 was $14.88 and $41.04 per share, respectively. The risk-free interest rate is estimated using treasury bill interest rates. The expected dividend yield is no as we have not paid any dividends to date and do not expect to pay dividends in the future. Expected volatility is estimated based on the historical volatility of our common stock over the expected term as this represents our best estimate of future volatility. The contractual life of stock options granted is five years, and we have elected to use the “simplified method” to estimate expected term. Under the simplified method, an option’s expected term is calculated as the average of its vesting period and original contractual life. For non-employee options, the expected term of options granted is the contractual term of the options.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
The stock option activity consists of the following:

	Number of Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2021	4,533		$2,071.20	3.9	$—
Granted	20,163		69.48	5.0	—
Exercised	—		—	—	—
Forfeited	(1,278)		—	—	—
Expired	(16)		—	—	—
Outstanding as of December 31, 2022	23,402		204.00	3.9	—
Granted	16,616		15.00	5.0	—
Exercised	—		—	—	—
Forfeited	(3,282)		—	—	—
Expired	(28)		—	—	—
Outstanding as of December 31, 2023	36,708		119.70	4.0	—
Exercisable as of December 31, 2023	20,634	(2)	154.31	3.8	—

(1)
Calculated based on the difference between the estimated fair value of our stock and the exercise price of the underlying option. The estimated stock values used in the calculation was $15.00 and $71.52 per share for the years ended December 31, 2023 and 2022, respectively.

(2)	Includes options related to 8,249 shares that are inducement awards and not granted under the 2018 Plan.
As of December 31, 2023, the unrecognized stock-based compensation cost was $293,000, which is expected to be recognized over a weighted average period of 13 months.
Restricted Stock Units
The restricted stock unit activity consists of the following:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding as of December 31, 2021	2	$432.00
Granted	1,587	34.44
Vested	(23)	212.04
Forfeited	—	—
Outstanding as of December 31, 2022	1,566	32.52
Granted	—	—
Vested	(1,566)	32.52
Forfeited	—	—
Outstanding as of December 31, 2023	—	—

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
The stock-based compensation expense was recorded as following (in thousands):

	Years Ended December 31,
	2023		2022
Research and development	$17		$3
General and administrative	538	(1)	708
Total stock-based compensation expense	$555		$711

(1)	Includes $100,000 related to stock issued in exchange for marketing services.
NOTE 7: INCOME TAXES
Our losses before income taxes for the years ended December 31, 2023 and December 31, 2022 were generated entirely from U.S. operations.
We have no current or deferred provision for income taxes from continuing operations for the years ended December 31, 2023 and 2022.
The significant differences between the U.S. Federal statutory rate and our effective rate for financial reporting purposes are as follows:

	Years Ended December 31,
	2023	2022
Federal statutory tax rate	(21.0)%	(21.0)%
State taxed, net of federal tax benefit	(3.8)	(3.7)
Change in valuation allowance	23.5	14.3
Return-to-provision and other	0.1	7.9
Stock-based compensation	1.2	2.5
Effective tax rate	—%	—%

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
Deferred income tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022
Deferred income tax assets:
Federal and state net operating loss carryovers	$22,167	$20,498
Capitalized research costs	608	432
Stock-based compensation	260	253
Compensation accruals and other	59	92
Operating leases related to ROU assets	54	89
Deferred revenue	4	11
Depreciation	11	8
Other	2	1
Total deferred income tax assets	23,165	21,384
Valuation allowance for deferred income tax assets	(23,113)	(21,298)
Deferred income tax assets, net of valuation allowance	52	86
Deferred income tax liabilities:
ROU assets	(52)	(86)
Total deferred income tax liabilities	(52)	(86)
Deferred income tax assets, net	$—	$—
A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets have not met the more likely than not threshold.
As of December 31, 2023, we had federal and state net operating loss carryforwards of approximately $91.2 million and $78.0 million, respectively, not considering the IRC Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2029, unless previously utilized. In addition, we have approximately $46.8 million of the total $91.2 million of net operating losses that do not expire, as these losses were generated after the law change introduced as part of the Tax Cuts and Jobs Act. The state net operating losses expire if not utilized by 2043.
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
We do not have any unrecognized tax benefits at the beginning and end of the years ended December 31, 2023 and 2022, and do not expect a significant change in unrecognized tax benefits over the next 12 months.
We file income tax returns in the United States and Arizona with general statutes of limitations of three and four years, respectively. Due to net operating losses incurred, our tax returns from inception to date are subject to examination by taxing authorities. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2023, we had no interest or penalties accrued related to uncertain tax positions.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
NOTE 8: STOCKHOLDERS’ EQUITY
Preferred Stock
We are authorized to issue 10 million shares of preferred stock with a par value of $0.001. Rights and any series designation would be established at time of issuance of preferred stock. As of December 31, 2023 and 2022 there was no preferred stock outstanding.
Common Stock
We are authorized to issue 100 million shares of common stock with a par value of $0.001 per share. Stockholders of common stock have unlimited voting rights and are entitled to receive the net assets of the Company upon dissolution, subject to the rights of the preferred stockholders, if any.
We had the following common stock offerings in 2023 and 2022:
November 2022. We consummated a private placement with certain institutional and accredited investors and issued an aggregate of 5,631 shares of our common stock at a purchase price of $42.00 per share, pre-funded warrants to purchase up to an aggregate of 113,416 shares of common stock at a purchase price of $42.00 per pre-funded warrant (“November 2022 Pre-Funded Warrants”) and associated warrants to purchase up to an aggregate of 238,094 share of common stock at $37.98 per share (“Series A” and “Series B” warrants), for gross proceeds of approximately $5.0 million, prior to deducting placement agent fees and offering expenses of $770,000. In connection with this offering, we issued the placement agent warrants to purchase up to 8,931 shares of common stock with an exercise price of $52.50 per share.
Of the November 2022 Pre-Funded Warrants,10,916 were exercised in December 2022, with the remaining 102,500 exercised in early 2023.
The common stock, November 2022 Pre-Funded Warrants and Series A and Series B warrants issued in this November 2022 offering were offered and sold pursuant to a registration statement on Form S-1 (File No. 333-267991) initially filed with the SEC on October 24, 2022, as amended, which was declared effective by the SEC on November 16, 2022.
April 2023. We consummated a registered direct offering with certain institutional investors and issued an aggregate of 71,429 shares of our common stock at a purchase price of $21.00 per share and warrants to purchase up to an aggregate of 71,430 shares of common stock at a purchase price of $19.44 per share (“Series C” warrants), for gross proceeds of approximately $1.5 million, prior to deducting placement agent fees and offering expenses of $290,000. In connection with this offering, we issued the placement agent warrants to purchase up to 5,359 share of common stock with an exercise price of $26.25 per share.
The common stock and Series C warrants issued in this April 2023 offering were offered and sold pursuant to a shelf registration statement on Form S-3 (File No. 333-261227) initially filed with the SEC on November 19, 2021, as amended, which was declared effective by the SEC on May 6, 2022, and a prospectus supplement dated April 10, 2023.
November 2023. We consummated a private placement with certain institutional and accredited investors and issued an aggregate of 450,306 shares of our common stock at a purchase price of $1.30 per share, pre-funded warrants to purchase up to an aggregate of 3,395,848 shares of common stock at a purchase price of $1.30 per pre-funded warrant (“November 2023 Pre-Funded Warrants”) and associated warrants to purchase up to an aggregate of 7,692,308 shares of common stock at $1.30 per share (“Series D” and “Series E” warrants), for gross proceeds of approximately $5.0 million, prior to deducting placement agent fees and offering expenses of $800,000. In connection with this offering, we issued the placement agent warrants to purchase up to 288,462 shares of common stock with an exercise price of $1.630 per share.
All of the November 2023 Pre-Funded Warrants were exercised by December 31, 2023.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
The common stock, November 2023 Pre-Funded Warrants and Series D and Series E warrants issued in this November 2023 offering were offered and sold pursuant to a registration statement on Form S-1 (File No. 333-273370) initially filed with the SEC on July 21, 2023, as amended, which was declared effective by the SEC on November 27, 2023.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
NOTE 9: COMMON STOCK WARRANTS
The following is the activity for common stock warrants:

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued

Issue Date	Warrant Type	Term Date	Exercise Price	Balance December 31, 2021	Issued	Exercised	Expired	Balance December 31, 2022	Issued	Exercised	Expired	Balance December 31, 2023
November 2017	Common Stock Offering	November 2022	$327.84	507	—	—	(507)	—	—	—	—	—
June 2018	Reissue	December 2023	8,736.00	236	—	—	—	236	—	—	(236)	—
August 2018	Rights Offering	July 2023	5,520.00	843	—	—	—	843	—	—	(843)	—
August 2018	Dealer Manager	August 2023	8,280.00	55	—	—	—	55	—	—	(55)	—
July 2019	Dealer Manager	July 2024	8,100.00	37	—	—	—	37	—	—	—	37
January 2020	Registered Direct Offering	July 2025	2,160.00	765	—	—	—	765	—	—	—	765
January 2020	Dealer Manager	July 2025	2,400.00	57	—	—	—	57	—	—	—	57
March 2020	Dealer Manager	March 2025	901.51	57	—	—	—	57	—	—	—	57
April 2020	Dealer Manager	April 2025	952.80	493	—	—	—	493	—	—	—	493
April 2020	Registered Direct Offering	April 2025	732.00	209	—	—	—	209	—	—	—	209
October 2020	Private Inducement	November 2027	37.98	4,166	—	—	—	4,166	—	(4,166)	—	—
October 2020	Dealer Manager	April 2026	517.44	356	—	—	—	356	—	—	—	356
February 2021	Private Placement Agreement	August 2026	531.84	6,867	—	—	—	6,867	—	—	(1,372)	5,495
February 2021	Private Placement Agreement	November 2027	37.98	2,285	—	—	—	2,285	—	(2,285)	—	—
February 2021	Dealer Manager	August 2026	683.54	1,374	—	—	—	1,374	—	—	—	1,374
March 2021	Dealer Manager	March 2026	600.00	619	—	—	—	619	—	—	—	619
November 2022	Pre-Funded Warrants	February 2023	42.00	—	113,416	(10,916)	—	102,500	—	(102,500)	—	—
November 2022	Series A	November 2027	37.98	—	119,047	—	—	119,047	—	(119,047)	—	—
November 2022	Series B	December 2023	37.98	—	119,047	—	—	119,047	—	(119,047)	—	—
November 2022	Dealer Manager	November 2027	52.50	—	8,931	—	—	8,931	—	—	—	8,931
April 2023	Series C	October 2028	19.44	—	—	—	—	—	71,430	—	—	71,430
April 2023	Dealer Manager	April 2028	26.25	—	—	—	—	—	5,359	—	—	5,359
August 2023	Private Inducement	September 2024	8.64	—	—	—	—	—	238,096	—	—	238,096
August 2023	Private Inducement	August 2028	8.64	—	—	—	—	—	251,001	—	—	251,001
August 2023	Dealer Manager	August 2028	10.80	—	—	—	—	—	12,229	—	—	12,229
November 2023	Pre-Funded Warrants	December 2023	1.30	—	—	—	—	—	3,395,848	(3,395,848)	—	—
November 2023	Series D	November 2028	1.30	—	—	—	—	—	3,846,154	(30,000)	—	3,816,154
November 2023	Series E	May 2025	1.30	—	—	—	—	—	3,846,154	(771,544)	—	3,074,610
November 2023	Dealer Manager	November 2028	1.63	—	—	—	—	—	288,462	—	—	288,462
				18,926	360,441	(10,916)	(507)	367,944	11,954,733	(4,544,437)	(2,506)	7,775,734

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
As of December 31, 2023, we had 7,775,734 shares of common stock issuable upon exercise of outstanding common stock warrants, at a weighted-average exercise price of $2.95 per share and expiring as follows:

	Weighted Average Exercise Price	Shares
Years Ending December 31:
2024	$9.90	238,133
2025	2.10	3,076,191
2026	563.14	7,844
2027	52.50	8,931
2028	2.08	4,444,635
	2.95	7,775,734
Common Stock Warrants Issued in November 2022 Common Stock Offering
In November 2022, in connection with a registered direct offering with certain institutional and accredited investors, we issued common stock warrants as follows:
•Pre-Funded Warrants to purchase up to an aggregate of 113,416 shares of common stock at an exercise price of $42.00 per share, which are exercisable immediately and terminate until exercised in full. A portion of the Pre-Funded Warrants were exercised in December 2022, with the last traunch of these warrants being exercised in February 2023. We estimated the fair value of the Pre-Funded Warrants to be $153,000 using a Black Scholes model based on the following significant inputs: common stock price of $36.36 per share; comparable company volatility of 93.9%; remaining term of three months; dividend yield of 0% and risk-free interest rate of 3.8%.
•Series A warrants to purchase up to an aggregate of 119,047 shares at an exercise price of $37.980 per share, which are exercisable immediately and expire five years from date of issuance. We estimated the fair value of the Series A warrants to be $3.1 million using a Black Scholes model based on the following significant inputs: common stock price of $36.36 per share; comparable company volatility of 93.9%; remaining term of five years; dividend yield of 0% and risk-free interest rate of 3.8%.
•Series B warrants to purchase up to an aggregate of 119,047 shares at an exercise price of $37.98 per share, which are exercisable immediately and expire 13 months from date of issuance. We estimated the fair value of the Series B warrants to be $1.6 million using a Black Scholes model based on the following significant inputs: common stock price of $36.36 per share; comparable company volatility of 93.9%; remaining term of five years; dividend yield of 0% and risk-free interest rate of 3.8%.
In August 2023, certain terms of the Series A and Series B warrants were modified to induce exercise. The exercise price was reduced to $8.64 per share, and the warrants were exercised in full (“Warrant Inducement Transaction”). The offsetting impact related to the warrant inducement transaction was $657,000 , which was calculated as the difference between the fair value of the warrants immediately prior to modification and immediately after modification using the Black-Scholes model based on the following significant inputs: common stock price of $8.18 per share; volatility of 96%; term of 2.3 years; dividend yield of 0%; and risk-free rate of 5.0%.
Common Stock Warrants Issued to Placement Agent in November 2022 Common Stock Offering
In connection with the registered direct offering in November 2022, we issued to the placement agent, warrants to purchase up to 8,931 shares of common stock. The placement agent warrants will be exercisable commencing six months following the date of issuance, expire five years following the date of sale and have an exercise price per share of $52.50 per share. The placement agent warrants, and the shares of common stock issuable upon exercise thereof, will be issued in reliance on the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
We estimated the fair value of these warrants to be $240,000 using a Black Scholes model based on the following significant inputs: common stock price of $39.00; comparable company volatility of 93.9%; remaining term five years; dividend yield of 0%; and risk-free interest rate of 3.8%.
Common Stock Warrants Issued in April 2023 Registered Direct Offering
In April 2023, Series C warrants were issued to the investors to purchase up to 71,430 shares of our common stock. The Series C warrants are exercisable immediately with an exercise price of $19.44 per share and expire October 12, 2028. We estimated the fair value of these warrants to be $1.1 million using a Black-Scholes model based on the following significant inputs: common stock price of $16.56 per share; volatility of 164%; term of 5.5 years; dividend yield of 0%; and risk-free interest rate of 3.4%.

In April 2023, placement agent warrants were issued to purchase up to 5,359 shares of our common stock. The placement agent warrants are exercisable immediately upon issuance, with an exercise price per share of $26.25 per share, and expire April 10, 2028. We estimated the fair value of these warrants to be $82,000 using a Black-Scholes model based on the following significant inputs: common stock price of $16.56 per share; volatility of 165%; term of 5 years; dividend yield of 0%; and risk-free interest rate of 3.5%.
Common Stock Warrants Issued in August 2023 Private Inducement
In August 2023, in connection with the Warrant Inducement Transaction, warrants were issued to the investor in the Warrant Inducement Transaction to purchase up to 489,097 shares of our common stock. These warrants are exercisable immediately with an exercise price of $8.64 per share, with 251,001 expiring August 2028 (“5-Year Warrants”) and 238,096 expiring September 2024 (“13-Month Warrants”). We estimated the fair value of the 5-Year Warrants to be $1.5 million using a Black-Scholes model based on the following significant inputs: common stock price of $8.18 per share; volatility of 98%; term of 5 years; dividend yield of 0%; and risk-free rate of 4.4%. The fair value of the 13-Month Warrants was estimated to be $930,000 using the Black-Scholes model based on the following significant inputs: common stock price of $8.18 per share; volatility of 122%; term of 1.1 years; dividend yield of 0%; and risk-free rate of 4.4%.

In August 2023, placement agent warrants were issued to purchase up to 12,229 shares of our common stock. The placement agent warrants are exercisable immediately upon issuance, with an exercise price per share of $10.80 per share, and expire August 2028. We estimated the fair value of these warrants to be $72,000 using a Black-Scholes model based on the following significant inputs: common stock price of $8.18 per share; volatility of 98%; term of 5 years; dividend yield of 0%; and risk-free interest rate of 5.4%.
Common Stock Warrants Issued in November 2023 Common Stock Offering
In November 2023, in connection with a registered direct offering with certain institutional and accredited investors, we issued common stock warrants as follows:
•Pre-Funded Warrants to purchase up to an aggregate of 3,395,848 shares of common stock at an exercise price of $1.30 per share, which are exercisable immediately and terminate only when exercised in full. These warrants were exercised in full by December 31, 2023. We estimated the fair value of the Pre-Funded Warrants to be $685,000 using a Black Scholes model based on the following significant inputs: common stock price of $0.93 per share; volatility of 262%; remaining term of one month; dividend yield of 0% and risk-free interest rate of 5.5%.
•Series D warrants to purchase up to an aggregate of 3,846,154 shares at an exercise price of $1.30 per share, which are exercisable immediately and expire November 2028.We estimated the fair value of the Series D warrants to be $2.6 million using a Black Scholes model based on the following significant inputs: common stock price of $0.93 per share; volatility of 103%; remaining term of 5 years; dividend yield of 0% and risk-free interest rate of 4.2%.
•Series E warrants to purchase up to an aggregate of 3,846,154 shares at an exercise price of $1.30 per share, which are exercisable immediately and expire May 2025. We estimated the fair value of the Series E warrants to be $1.8 million using a Black Scholes model based on the following significant inputs: common stock price of $0.93 per share; volatility of 128%; remaining term of 1.5 years; dividend yield of 0% and risk-free interest rate of 4.6%.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
Common Stock Warrants Issued to Placement Agent in November 2023 Common Stock Offering
In connection with the registered direct offering in November 2023, we issued to the placement agent, warrants to purchase up to 288,462 shares of common stock. The placement agent warrants will be exercisable commencing six months following the date of issuance, expire five years following the date of sale and have an exercise price per share of $1.63 per share. The placement agent warrants, and the shares of common stock issuable upon exercise thereof, will be issued in reliance on the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.
We estimated the fair value of these warrants to be $189,000 using a Black Scholes model based on the following significant inputs: common stock price of $0.93 per share; volatility of 103%; remaining term of five years; dividend yield of 0%; and risk-free interest rate of 4.2%.
NOTE 10: LOSS PER SHARE
Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, which includes prefunded warrants and any shares held in abeyance from date of issuance. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares used in the basic loss per share calculation plus potentially dilutive securities outstanding during the period determined using the treasury stock method. Stock options, warrants and restricted stock units are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the years ended December 31, 2023 and 2022. Therefore, basic and diluted loss per share was the same for all periods presented.
The following shares were excluded from the calculation of diluted loss per share:

	December 31,
	2023	2022
Common stock warrants	6,755,010	172,473
Restricted stock units	—	1,567
Common stock options	—	10,052
Total	6,755,010	184,092
NOTE 11: CONTINGENCIES
In July 2020, our former corporate general counsel (the “Plaintiff”), commenced an action against us in the Superior Court of the State of California, for the County of San Diego. The complaint alleged, among other things, that we breached the Plaintiff’s employment contract with us, as well as the implied covenant of good faith and fair dealing, by refusing to issue him the balance of stock options he claimed that we owed him. In September 2021, the Plaintiff served us and also named 10 individuals as defendants, consisting of current and former directors and employees. The Plaintiff alleged that such individuals agreed to knowingly and wrongfully withhold the stock options owed to him and were knowingly in receipt of stolen property. In November 2023, this legal matter was settled for $185,000.
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
NOTE 12: RELATED PARTY TRANSACTIONS
Related party transactions are conducted in the normal course of business and, unless otherwise noted, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. In connection with consulting agreements in place, during each of the years ended December 31, 2023 and 2022, $4,200 and $50,400,

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
respectively, of cash payments were made to the Kito Impact Foundation of which the Chair of our board, serves as chief executive officer.
NOTE 13: SUBSEQUENT EVENTS
Subsequent to December 31, 2023, 4,608 shares of common stock were issued pursuant to the exercise of certain warrants for gross proceeds of $6,000.
We have evaluated subsequent events from the balance sheet date through February 21, 2024, the date at which the financial statements were issued, and determined that there were no other items that require adjustment to or disclosure in the financial statements.

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
In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management is committed to continue monitoring our internal controls over financial reporting and will modify or implement additional controls and procedures that may be required to ensure the ongoing integrity of our consolidated financial statements.
With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023. In making this assessment, the Company used the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2023 based on those criteria.
This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for smaller reporting companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.
ITEM 11.     EXECUTIVE COMPENSATION.
The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.
The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statements and Schedules
1.Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.
2.All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes above.
(b) Exhibit Listing

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1*
Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Form 10-K filed March 17, 2020, Exhibit 3.1 (File no. 001-37941)).

3.1(a)*	Certificate of Designation of the Series C Preferred Stock of the Registrant (Form 8-K filed August 26, 2022, Exhibit 3.1(a) (File no. 001-37941)).
3.1(b)*	Certificate of Amendment to Amended and Restated Certificate of Incorporation of SenesTech, Inc. (Form 8-K filed November 15, 2022, Exhibit 3.1(a) (File no. 001-37941)).
3.1(c)*	Certificate of Amendment to Amended and Restated Certificate of Incorporation of SenesTech, Inc. (Form 8-K filed November 15, 2023, Exhibit 3.1(a) (File no. 001-37941)).
3.2*	Amended and Restated Bylaws (Form S- 1 filed September 21, 2016, Exhibit 3.5 (File no. 333-213736)).
3.2(a)*	Amendment No. 1 to the Amended and Restated Bylaws of SenesTech, Inc., dated June 16, 2021 (Form 8-K filed June 17, 2021, Exhibit 3.2 (File no. 001-37941)).
(4)	Instruments defining the rights of security holders, including indentures
4.1*	Description of Securities (Form 10-K/A filed April 21, 2020, Exhibit 4.1 (File no. 001-37941)).
4.2*	Form of the Registrant’s Common Stock certificate (Form S-1 filed October 7, 2016, Exhibit 4.1 (File no. 333-213736)).
4.3*	Form of Restricted Stock Unit Agreement (Form 8-K filed December 21, 2016, Exhibit 4.1 (File no. 001-37941)).
4.4*	Form of Warrant (Form S-1 filed November 16, 2017, Exhibit 4.2 (File no. 333-221433)).
4.5*	Form of Underwriter’s Warrant, as amended (Form 8-K filed November 21, 2017, Exhibit 4.1 (File no. 001-37941)).
4.6*	Form of New Warrant (Form 8-K filed June 20, 2018, Exhibit 4.1 (File no. 001-37941)).
4.7*	Form of Warrant issued to investors in Rights Offering (Form 10-Q filed August 14, 2018, Exhibit 4.1 (File no. 001-37941)).
4.8*	Form of Warrant issued to dealer-manager in Rights Offering (Form 10-Q filed August 14, 2018, Exhibit 4.2 (File no. 001-37941)).
4.9*	Warrant Agency Agreement, dated August 13, 2018, between the Registrant and Transfer Online, Inc. (Form 10-Q filed August 14, 2018, Exhibit 4.3 (File no. 001-37941)).
4.10*	Form of Placement Agent Warrant (Form 8-K filed July 17, 2019, Exhibit 4.1 (File no. 001-37941)).
4.11*	Form of Warrant (Form 8-K filed January 28, 2020, Exhibit 4.1 (File no. 001-37941)).
4.12*	Form of Placement Agent Warrant (Form 8-K filed January 28, 2020, Exhibit 4.2 (File no. 001-37941)).
4.13*	Form of Warrant (Form 8-K filed March 6, 2020, Exhibit 4.1 (File no. 001-37941)).
4.14*	Form of Placement Agent Warrant (Form 8-K filed March 6, 2020, Exhibit 4.2 (File no. 001-37941)).
4.15*	Form of Restricted Stock Unit Notice and Agreement (Form 10-K filed March 17, 2020, Exhibit 4.6 (File no. 001-37941)).
4.16*	Form of New Warrant (Form 8-K filed October 27, 2020, Exhibit 4.1 (File no. 001-37941)).

4.17*	Form of Placement Agent Warrant (Form 8-K filed October 27, 2020, Exhibit 4.1 (File no. 001-37941)).
4.18*	Form of Pre-Funded Warrant (Form 8-K filed February 2, 2021, Exhibit 4.1 (File no. 001-37941)).
4.19*	Form of Warrant (Form 8-K filed February 2, 2021, Exhibit 4.2 (File no. 001-37941)).
4.20*	Form of Placement Agent Warrant (Form 8-K filed February 2, 2021, Exhibit 4.3 (File no. 001-37941)).
4.21*	Form of Placement Agent Warrant (Form 8-K filed March 23, 2021, Exhibit 4.1 (File no. 001-37941)).
4.22*	Form of Series A Warrant (Form S-1/A filed November 15, 2022, Exhibit 4.21 (File no. 333-267991)).
4.23*	Form of Series B Warrant (Form S-1/A filed November 15, 2022, Exhibit 4.22 (File no. 333-267991)).
4.24*	Form of Pre-Funded Warrant (Form S-1/A filed November 15, 2022, Exhibit 4.23 (File no. 333-267991)).
4.25*	Form of Placement Agent Warrant (Form S-1/A filed November 15, 2022, Exhibit 4.24 (File no. 333-267991)).
4.26*	Form of SenesTech, Inc. Stock Option Grant Notice and Stand-Alone Option Agreement (Form S-8 filed February 10, 2023, Exhibit 4.2 (File no. 333-269686)).
4.27*	Form of SenesTech, Inc. Restricted Stock Unit Grant Notice and Stand-Alone Restricted Stock Unit Agreement (Form S-8 filed February 10, 2023, Exhibit 4.3 (File no. 333-269686)).
4.28*	Form of Series C Warrant (Form 8-K filed April 12, 2023, Exhibit 4.28 (File no. 001-37941)).
4.29*	Form of Series Placement Agent Warrant (Form 8-K filed April 12, 2023, Exhibit 4.29 (File no. 001-37941)).
4.30*	Form of New Warrants (Form 8-K filed August 22, 2023, Exhibit 4.33 (File no. 001-37941)).
4.31*	Form of Series D Warrant (Form 8-K filed November 29, 2023, Exhibit 4.34 (File no. 001-37941)).
4.32*	Form of Series E Warrant (Form 8-K filed November 29, 2023, Exhibit 4.35 (File no. 001-37941)).
4.33*	Form of Pre-Funded Warrant (Form 8-K filed November 29, 2023, Exhibit 4.36 (File no. 001-37941)).
4.34*	Form of Placement Agent Warrant (Form 8-K filed November 29, 2023, Exhibit 4.37 (File no. 001-37941)).
(10)	Material Contracts
10.1*	SenesTech, Inc. 2015 Equity Incentive Plan and forms of agreement thereunder (Form S-1 filed September 21, 2016, Exhibit 10.2 (File no. 333-213736)).+
10.2*	Form of Indemnification Agreement (Form S-1 filed September 21, 2016, Exhibit 10.6 (File no. 333-213736)). +
10.3*	Employment Offer Letter by and between the Registrant and Thomas Chesterman dated November 20, 2015 (Form S-1 filed September 21, 2016, Exhibit 10.9 (File no. 333-213736)). +
10.4*	Promissory Note, dated April 15, 2020, by and between the Company and BMO Harris Bank National Association (Form 8-K filed April 21, 2020, Exhibit 10.1 (File no. 001-37941)).
10.5*	Employment Letter Agreement by and between SenesTech, Inc. and Kenneth Siegel dated May 16, 2019 (Form 8-K filed May 20, 2019, Exhibit 10.1 (File no. 001-37941)).+
10.6*	Lease by and between the Registrant and Pinnacle Campus Office-Retail, LLC, dated as of November 18, 2019 (Form 10-K filed March 29, 2022, Exhibit 10.1 (File no. 333-236302)).
10.7*	Standard Industrial/Commercial Multi-Tenant Lease, between the Company and Duke Go PP, LLC, dated as of June 22, 2020 (Form 10-Q filed August 13, 2020, Exhibit 10.4 (File no. 001-37941)).
10.8*	Form of Securities Purchase Agreement (Form 8-K filed July 17, 2019, Exhibit 10.1 (File no. 001-37941)).
10.9*	Form of Securities Purchase Agreement (Form 8-K filed January 28, 2020, Exhibit 10.1 (File no. 001-37941)).
10.10*	Form of Securities Purchase Agreement (Form 8-K filed March 6, 2020, Exhibit 10.1 (File no. 001-37941)).
10.11*	Form of Securities Purchase Agreement (Form S-1/A filed February 13, 2020, Exhibit 10.19 (File no. 333-236302)).
10.12*	Form of Securities Purchase Agreement (Form 8-K filed April 21, 2020, Exhibit 10.1 (File no. 001-37941)).
10.13*	Form of Letter Agreement, dated as of October 23, 2020, between the Company and the purchaser thereto (Form 8-K filed October 27, 2020, Exhibit 10.1 (File no. 001-37941)).

10.14*	Form of Securities Purchase Agreement, dated as of January 27, 2021 (Form 8-K filed February 2, 2021, Exhibit 10.1 (File no. 001-37941)).
10.15*	Form of Registration Rights Agreement, dated as of January 27, 2021 (Form 8-K filed February 2, 2021, Exhibit 10.2 (File no. 001-37941)).
10.16*	Form of Securities Purchase Agreement (Form S-1 filed November 15, 2022, Exhibit 10.18 (File no. 333-267991)).
10.17*	SenesTech, Inc. 2018 Equity Incentive Plan, as amended (Form 8-K filed October 14, 2022, Exhibit 10.23 (File no. 001-37941)). +
10.17(a)*	Form of SenesTech, Inc. Stock Option Grant Notice and Option Agreement (Form 8-K filed October 14, 2022, Exhibit 10.23A (File no. 001-37941)).
10.17(b)*	Form of SenesTech, Inc. Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Form 8-K filed October 14, 2022, Exhibit 10.23B (File no. 001-37941)).
10.18*	Form of Securities Purchase Agreement (Form 8-K filed March 19, 2021, Exhibit 10.1 (File no. 001-37941)).
10.19*	Employment Offer Letter by and between the Registrant and Nicole Williams dated May 1, 2021 (Form 8-K filed January 5, 2022, Exhibit 10.1 (File no.001-37941)). +
10.20*	Employment Letter Agreement between SenesTech, Inc. and Joel Fruendt dated November 9, 2022 (Form 8-K filed November 14, 2022, Exhibit 10.24 (File no. 001-37941)). +
10.21*	Separation Agreement, by and between SenesTech, Inc. and Kenneth Siegel, dated December 29, 2022 (Form 8-K filed January 5, 2023, Exhibit 10.25 (File no. 001-37941)).
10.22*	Form of Securities Purchase Agreement (Form 8-K filed April 12, 2023, Exhibit 10.26 (File no. 001-37941)).
10.23*	Separation Agreement between SenesTech, Inc. and Nicole Williams dated April 21, 2023 (Form 8-K filed April 24, 2023, Exhibit 10.27 (File no. 001-37941)).
10.24*	SenesTech, Inc. 2018 Equity Incentive Plan, as amended (Form 8-K filed June 27, 2023, Exhibit 10.28 (File no. 001-37941)).
10.25*	Form of Inducement Letter (Form 8-K filed August 22, 2023, Exhibit 10.29 (File no. 001-37941)).
10.26*	Form of Securities Purchase Agreement between SenesTech, Inc. and the Purchasers named therein dated November 27, 2023 (Form 8-K filed November 29, 2023, Exhibit 10.28 (File no. 001-37941)).
(21)
21.1	List of Subsidiaries of the Registrant.
(23)	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm M&K CPAS, PLLC.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
(32)	Section 1350 Certifications
32.1	Certifications of Chief Executive Officer and Chief Financial Officer.
(101)	Interactive Data File
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Incorporated by reference as indicated.
+    Indicates a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESTECH, INC.

Date: February 21, 2024	By:	/s/ Joel Fruendt
Joel Fruendt
President and Chief Executive Officer

Date: February 21, 2024	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Vice President, Chief Financial Officer, Treasurer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Joel Fruendt	President and Chief Executive Officer	February 21, 2024
Joel Fruendt	(Principal Executive Officer)

/s/ Thomas C. Chesterman	Vice President, Chief Financial Officer, Treasurer, and Secretary	February 21, 2024
Thomas C. Chesterman	(Principal Financial and Accounting Officer)

/s/ Jamie Bechtel	Chair of the Board	February 21, 2024
Jamie Bechtel

/s/ Delphine Francois Chiavarini	Director	February 21, 2024
Delphine Francois Chiavarini

/s/ Phil Grandinetti	Director	February 21, 2024
Phil Grandinetti

/s/ Jake Leach	Director	February 21, 2024
Jake Leach

/s/ Matthew K. Szot	Director	February 21, 2024
Matthew K. Szot