Form 10-K/A
period 2023-12-31
SenesTech, Inc.
filed 2024-04-29
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 21, 2024 (the “Original Report”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K, as we currently expect that our definitive proxy statement for the 2024 annual meeting of stockholders will be filed later than the 120th day after the end of the fiscal year. Accordingly, this Amendment is being filed solely to (a) amend Part III to include information required by Items 10, 11, 12, 13, and 14, which was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, (b) delete the reference on the cover of the Original Report to the incorporation by reference of certain portions of our definitive proxy statement for the 2024 Annual Meeting of Stockholders into Part III of the Original Report, (c) file the SenesTech, Inc. Executive Officer Clawback Policy as Exhibit 97.1 and (d) file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Except as described above, no other changes have been made to the Original Report. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Report and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Report.

SENESTECH, INC.
FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2023

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors
The following table sets forth the names and certain information for each director of our company:

Name of Director	Age	Position	Director Since	Term Expires
Jamie Bechtel, JD, Ph.D.	51	Chair of the Board and Director(1)	2018	2024 (Class II)
Delphine François Chiavarini	48	Director(2)(3)	2018	2024 (Class II)
Joel L. Fruendt	63	Director, President and Chief Executive Officer	2022	2025 (Class III)
Phil N. Grandinetti III	52	Director(1)(3)	2020	2024 (Class II)
Jake S. Leach	46	Director(2)	2020	2026 (Class I)
Matthew K. Szot	49	Director(1)(2)(3)	2015	2025 (Class III)
____________
(1)Member of the compensation committee.
(2)Member of the audit committee.
(3)Member of the nominating and corporate governance committee.
Jamie Bechtel, JD, Ph.D. has served as a director of our company since January 2018. Dr. Bechtel is the founder of Kito Impact Foundation, a non-profit focused on integrating corporate social responsibility into small and medium sized businesses, and she has been the Chief Executive Officer since February 2018. In addition, Dr. Bechtel was a co-founder of New Course, an organization focused on women-led conservation initiatives, and she has been a board member since August 2009. Dr. Bechtel holds a Ph.D. from Boston University, a law degree from Boston College and a bachelor’s degree from Boston University. We believe that Dr. Bechtel is qualified to serve as a member of our board of directors because she is a highly regarded leader in international conservation, and her work has led to strategic advances in the fields of conservation, sustainable finance and biology.
Delphine François Chiavarini has served as a director of our company since June 2018. Since June 2017, Ms. Chiavarini has served as Vice President and General Manager of U.S. at Moen, a faucet manufacturing company, where she is responsible for developing strategies for profitable growth, increasing Moen’s market share and ensuring winning execution in the U.S. market. Before joining Moen, from August 2014 to June 2017, Ms. Chiavarini was Senior Vice President and General Manager of Food and Beverage North America at Ecolab, a global leader in water, hygiene and energy technologies and services that protect people and vital resources. Ms. Chiavarini earned both a bachelor’s and a master’s degree from Audencia Business School in Nantes, France, and attended executive programs at The University of Chicago Booth School of Business and the Wharton School of the University of Pennsylvania. We believe that Ms. Chiavarini is qualified to serve as a member of our board of directors because of her experience developing strategies for profitable growth and her experience as an executive at multiple companies.
Joel L. Fruendt has served as a director and Chief Executive Officer of our company since November 2022 and as President since December 2022. Mr. Fruendt previously served as the President and Chief Executive Officer of Safe Reflections, Inc., a provider of colorfast, durable, reflective solutions to the occupational safety and military training apparel markets, from 2020 to 2022. Mr. Fruendt held various management roles at Clarke Environmental Inc., a pest control product and services company, from 2005 to 2020, including Vice President and General Manager and Vice President and General Manager – Services. From 2000 to 2005, Mr. Fruendt served as the Vice President – Sales at Moore Diversified Products, a plastic conduit products and custom metal enclosures manufacturing company. From 1992 to 2000, Mr. Fruendt served as the Vice President, GM – NSC Division with Waste Management Inc., a thermoplastic liner, geotextile, and geosynthetic construction products manufacturing and installation company. We believe that Mr. Fruendt is qualified to serve as a member of our board of directors because of his role as our Chief Executive Officer and his experience in the pest control industry, with new product development and with managing high growth companies makes.
Phil N. Grandinetti III has served as a director of our company since November 2020. In March 2013, Mr. Grandinetti co-founded WITHit, a wearable tech accessory company, and he serves as its Chief Customer Officer. From February 2005 to March 2013, Mr. Grandinetti served as Vice President of Sales at LightWedge, a global e-book, e reader and tablet accessories brand. Prior to LightWedge, Mr. Grandinetti served as Senior Vice President of Worldwide Sales of GSM

Products, an innovative outdoor products company, from February 2002 to February 2005. Mr. Grandinetti has a J.D. from the University of San Diego School of Law and is licensed in the State of California, as well as a B.A. from the University of Iowa in Economics and Political Science. We believe that Mr. Grandinetti is qualified to serve as a member of our board of directors because of his experience with retail sales and marketing and the development and commercialization of new products.
Jake S. Leach has served as a director of our company since November 2020. Mr. Leach is currently the Executive Vice President and Chief Operating Officer of DexCom, Inc., a company that develops, manufacturers, and distributes continuous glucose monitoring systems for diabetes management. Since joining Dexcom, Inc. in March 2004, Mr. Leach served as Executive Vice President and Chief Technology Officer from September 2018 to August 2022, Senior Vice President of Research and Development (“R&D”) from January 2015 to September 2018, and Vice President, R&D from January 2011 to January 2015. Mr. Leach holds a Bachelor of Science degree in Electrical Engineering with a minor in Biomedical Engineering from the University of California, Los Angeles. We believe that Mr. Leach is qualified to serve as a member of our board of directors because of his executive leadership experience with publicly-traded companies, including operations and corporate strategy, as well as his R&D and innovative technology experience, and his commitment to quality and extensive knowledge of domestic and international regulatory requirements.
Matthew K. Szot has served as a director of our company since December 2015. Mr. Szot served as Vice Chairman of our board of directors from June 2022 to June 2023 when we eliminated the role. He is currently the Chief Financial Officer of Cadrenal Therapeutics, Inc. (Nasdaq: CVKD), a late-stage biopharmaceutical company where he has served since May 2022. From March 2010 to November 2021, Mr. Szot served as the Chief Financial Officer of S&W Seed Company, a Nasdaq-listed agricultural seed biotechnology company. Since September 2020, Mr. Szot has served on the board of directors and as Chairman of the Audit and Compensation committees of INVO Bioscience, Inc, a Nasdaq-listed healthcare services fertility company. From June 2018 to August 2019, Mr. Szot served on the board of directors and as Chairman of the Audit Committee of Eastside Distilling, Inc. a Nasdaq-listed craft spirits company. From February 2007 to October 2011, Mr. Szot served as Chief Financial Officer for Cardiff Partners, LLC, a strategic consulting company that provided executive financial services to various publicly-traded and privately-held companies. From 2003 to December 2006, Mr. Szot served as Chief Financial Officer and Secretary of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products. From 1996 to 2003, Mr. Szot was a Certified Public Accountant with KPMG and served as an Audit Manager for various publicly traded companies. Mr. Szot has a Bachelor of Science degree in Agricultural Economics/Accountancy from the University of Illinois, Champaign-Urbana and is a Certified Public Accountant in the state of California. We believe that Mr. Szot is qualified to serve as a member of our board of directors because of his experience and knowledge of corporate finance, mergers and acquisitions, corporate governance, as well as other operational, financial and accounting matters gained as a past and present chief financial officer and director of other public and private companies.
Executive Officers
The following table sets forth the names and certain information regarding our executive officers:

Name	Age	Position
Joel L. Fruendt	63	President, Chief Executive Officer and Director
Thomas C. Chesterman	64	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Mr. Fruendt’s biographical details are set out under the heading “Directors” above.
Thomas C. Chesterman joined our company in September 2015 and has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since December 2015. He has over 25 years of experience as the chief financial officer of a public company in the life science, technology and telecommunications industries. Most recently, he was the Vice President and Treasurer of General Communication Inc., a telecommunications company in Alaska, from 2013 to 2015. Previously, he was the Chief Financial Officer of life science companies Bionovo Inc. from 2007 to 2012, Aradigm Corp. from 2002 to 2007 and Bio-Rad Laboratories, Inc. from 1996 to 2002. Mr. Chesterman is adept at a variety of capital market access techniques and has significant experience in developing the operational and financial infrastructures in companies to help support successful and rapid growth. Mr. Chesterman earned a bachelor’s degree from Harvard University and an M.B.A. from the University of California at Davis.
There are no family relationships among any of our directors and executive officers.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5. Officers, directors and greater-than-10% beneficial owners are required by the SEC to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, forms filed electronically by the reporting person or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements during the fiscal year ended December 31, 2023 were met in a timely manner by our officers, directors and greater-than-10% beneficial owners, with the exception of Dr. Bechtel, Ms. Chiavarini, and Messrs. Grandinetti, Leach and Szot, each of whom filed a Form 4 one day late.
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
Audit Committee
Our board of directors utilizes an audit committee. The audit committee currently consists of Matthew Szot, who is the chair, Delphine François Chiavarini, and Jake S. Leach. The board of directors has determined that, after consideration of all relevant factors, each of the current audit committee members qualifies as an “independent” director under applicable SEC and Nasdaq rules. The board of directors has designated Mr. Szot as an “audit committee financial expert” as defined under applicable SEC rules and has determined that Mr. Szot possesses the requisite “financial sophistication” under applicable Nasdaq rules.

ITEM 11.     EXECUTIVE COMPENSATION.
2023 Summary Compensation Table
The following table sets forth the compensation earned during the past two fiscal years by (i) our principal executive officer, (ii) our most highly compensated executive officer other than the principal executive officer who was serving as an executive officer at the end of 2023, and (iii) a former executive officer for whom disclosure would have been provided pursuant to number (ii) above but for the fact that the individual was not serving as an executive at the end of 2023 (collectively, “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Joel L. Fruendt(2) (3)	2023	$340,000	$—	$—	$—	$3,044	$343,044
President and Chief Executive Officer	2022	43,808	20,000	50,945	124,538	—	239,291
Thomas C. Chesterman(3)	2023	250,000	—	—	—	11,431	261,431
Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2022	250,000	—	—	87,192	11,431	348,623
Nicole C. Williams	2023	72,310	—	—	—	111,722	184,032
Former Chief Revenue Officer(4)	2022	185,417	75,000	—	72,822	—	333,239
__________
(1)Amounts presented reflect the aggregate grant date fair value of the awards, determined in accordance with ASC 718. Assumptions used in the calculation of these award amounts are set forth in Note 6 (Stock-based Compensation) to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
(2)Mr. Fruendt was appointed Chief Executive Officer in November 2022 and President in December 2022.
(3)Other compensation consists of life and disability insurance premiums.
(4)Ms. Williams’ employment with our company terminated in April 2023. Other compensation for 2023 includes severance of $100,000 and health insurance premiums of $11,722.
Outstanding Equity Awards at December 31, 2023
The following table sets forth outstanding equity awards held by each of our named executive officers as of December 31, 2023.

	Option Awards						Stock Awards
	Date of Grant	Number of securities underlying outstanding options (#)			Option exercise price ($)(1)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Name		Exercisable	Unexercisable
Joel L. Fruendt	12/14/2022	1,986	3,972	(2)	$31.92	12/14/2027	—	$—
Thomas C. Chesterman	12/1/2015	25	—		2,400.00	12/01/2025	—	—
	9/20/2019	10	—		4,800.00	9/20/2024	—	—
	7/31/2020	104	—	(3)	432.00	7/31/2025	—	—
	02/17/2022	153	97	(2)	196.54	02/17/2027	—	—
	12/14/2022	965	1,930	(2)	31.92	12/14/2027	—	—
Nicole C. Williams(4)	—	—	—		—	—	—	—
____________
(1)The option exercise price is the closing price of our common stock on the grant date, as adjusted for reverse stock splits where applicable.
(2)The options vest in equal monthly installments over a period of three years.
(3)The options vested in equal quarterly installments over a period of three years.
(4)Ms. Williams’ employment with our company terminated in April 2023.

Employment Agreements
We have entered into agreements with our named executive officers, which include provisions regarding post-termination compensation. We do not have a formal severance policy or plan applicable to our executive officers as a group.
Joel L. Fruendt
On November 9, 2022, we entered into an employment letter agreement with Mr. Fruendt to serve as our Chief Executive Officer. Under the terms of this employment letter agreement, Mr. Fruendt receives an annual base salary of $340,000 and received an inducement stock option to purchase 3.5% of the then outstanding shares of our common stock, which vest on a quarterly basis over a three-year period. Mr. Fruendt will be eligible to receive an annual incentive bonus with a target value equal to 60% of his annual base salary, subject to his achievement of performance objectives to be mutually agreed upon by Mr. Fruendt and our board of directors. In addition, after each full year of employment with our company, subject to board approval, Mr. Fruendt will be eligible to receive additional equity incentive grants consistent with timing for our other employees. Mr. Fruendt also received a one-time cash bonus of $20,000 and a one-time inducement grant of restricted stock units (the “RSUs”) with an aggregate value of $50,945. The RSUs were to vest quarterly over a 12-month period which the board subsequently accelerated to be fully vested as of March 2023. Mr. Fruendt is also eligible to participate in the standard benefits, vacation, and expense reimbursement plans offered to similarly situated employees, and entered into our standard form of indemnification agreement applicable to our directors and officers.
In the event of Mr. Fruendt’s termination by us without Cause or Mr. Fruendt’s resignation for Good Reason (as such terms are defined in his employment letter agreement), Mr. Fruendt will be entitled to severance benefits equal to 12 months’ continuation of his then base salary. In addition, we will reimburse Mr. Fruendt for premiums under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) in effect on the date of termination for coverage in effect for him and, if applicable, his spouse and dependent children on such date under our group health plan(s). Finally, the vesting of Mr. Fruendt’s options will be accelerated such that he will be deemed vested in those shares subject to the options.
Thomas C. Chesterman
We entered into an employment offer letter with Mr. Chesterman on November 20, 2015 to serve as our Chief Financial Officer. Pursuant to this agreement, we pay Mr. Chesterman a salary of $250,000 per year. In addition, Mr. Chesterman is eligible for a performance bonus, which amounts will be determined at least annually by mutual agreement based on achievement of personal and company goals, and which will be targeted to be no less than $200,000 per year. The target for the performance bonus has been subsequently revised and is now targeted to be to up to 50% of Mr. Chesterman’s base annual salary.
Mr. Chesterman is entitled to accrue four weeks paid vacation and ten days of sick leave per calendar year and may participate in our standard benefits plans.
Nicole C. Williams
Under the terms of an employment letter agreement between Ms. Williams and our company dated May 1, 2021, Ms. Williams received an annual base salary of $175,000 and received a one-time signing bonus of stock options representing 1,250 shares of common stock, which vested on a monthly basis over a three-year period and were subject to the terms and conditions of the 2018 Equity Incentive Plan (the “2018 Plan”) and standard form of option agreement. In addition, under the employment letter, Ms. Williams was eligible to receive an annual incentive bonus with a target value equal to $75,000, or as otherwise determined by our board of directors, payable in cash, subject to her achievement of performance objectives determined by our Chief Executive Officer. In addition, after each full year of employment, Ms. Williams was eligible to receive an annual option grant consistent with her role as a member of our leadership team, and subject to the board’s approval. Ms. Williams was also eligible to participate in the standard benefits, vacation and expense reimbursement plans offered to similarly situated employees, and entered into our standard form of indemnification agreement applicable to our directors and officers.
Ms. Williams’ employment with our company terminated on April 20, 2023. In connection with the termination of Ms. Williams, we entered into a separation agreement with Ms. Williams on April 20, 2023. Pursuant to the separation agreement, we provided Ms. Williams the following severance benefits: (a) severance equal to six months continuation of her base salary and (b) we continued to pay the premium of medical and dental insurance under COBRA through October 31, 2023.

Insurance Premiums
We pay 75% of the premiums for medical insurance and dental insurance for all full-time employees, including our named executive officers. We also offer high deductible plan options that include a healthcare flexible spending account component for all full-time employees, including our named executive officers. These benefits are available to all full-time employees, subject to applicable laws.
Director Compensation
The following table sets forth information regarding compensation earned by or paid to our non-employee directors during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Jamie Bechtel, JD, Ph.D(3)	$59,500	$55,000	$4,200	(3)	$118,700
Delphine François Chiavarini	32,000	33,000	—		65,000
Marc Dumont(4)	11,000	—	—		11,000
Phil N. Grandinetti III(5)	—	60,000	—		60,000
Jake S. Leach(5)	—	51,000	—		51,000
Matthew K. Szot	54,500	49,000	—		103,500
____________
(1)Represents the cash amounts paid in 2023, representing the second half of the 2022-2023 board service year and the first half of the 2023-2024 board service year—“board service year” represents board service from Annual Meeting to Annual Meeting, which is generally June to the following June. Cash amounts paid in four equal installments on July 1st, October 1st, January 2nd and April 1st. This includes any additional cash compensation for service on ad hoc committees.
(2)Represents the aggregate grant date fair value of option awards granted in 2023, determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). As of December 31, 2023, the total number of shares subject to outstanding stock options held by each non-employee director was as follows: Dr. Bechtel, 5,073; Ms. Chiavarini, 3,063; Mr. Grandinetti, 5,543; Mr. Leach, 4,661; and Mr. Szot, 4,567. This includes any additional equity compensation for service on ad hoc committees.
(3)Amount paid to Kito Impact Foundation, of which Dr. Bechtel serves as Chief Executive Officer, in fiscal year 2023 for consulting services.
(4)Mr. Dumont did not continue as a director after completion of his then current term, which expired at the Annual Meeting in June 2023.
(5)Messrs. Grandinetti and Leach did not receive any cash compensation in 2022 as both elected to receive their full compensation in option awards.
2023 Non-Employee Director Compensation Program
The board has adopted a non-employee director compensation program (the “2023 Director Compensation Program”) that provides both cash and equity compensation components to our non-employee directors for their service on the board, which includes any committees of the board.
The annual cash and equity components of the 2023 Director Compensation Program were as follows:

	Cash	Equity
Retainer for service on the board	$17,000	$25,000
Additional retainer for service on the board – Chair	20,000	20,000
Additional retainer for service on the board – Vice Chair(1)	15,000	20,000
Incremental retainers for chair of committees:
Audit	15,000	10,000
Compensation	15,000	10,000
Nominating and Corporate Governance	15,000	10,000
Incremental retainers for members of committees:
Audit	5,000	4,000
Compensation	5,000	4,000
Nominating and Corporate Governance	5,000	4,000
____________
(1)This position was eliminated in June 2023.

The options granted to non-employee directors pursuant to the 2023 Director Compensation Program have an exercise price equal to the closing market price of our common stock on the date of grant. The options vest in equal quarterly installments over a one-year period, and expire on the fifth anniversary of the date of the grant. Each director, in his or her sole discretion, may elect to have all of any portion of their designated cash compensation paid in equity in lieu of cash, subject in all cases to shares available under our equity incentive plan.
2024 Non-Employee Director Compensation Program
The board has recently adopted an updated non-employee director compensation program (the “2024 Director Compensation Program”) that provides both cash and equity compensation components to our non-employee directors for their service on the board, which includes any committees of the board. The 2024 Director Compensation Program was revised in April 2024.
The annual cash and equity components of the 2024 Director Compensation Program are as follows:

Cash
Retainer for service on the board	$27,000
Additional retainer for service on the board – Chair	40,000
Incremental retainers for chair of committees:
Audit	15,000
Compensation	15,000
Nominating and Corporate Governance	15,000
Incremental retainers for members of committees:
Audit	5,000
Compensation	5,000
Nominating and Corporate Governance	5,000
Each non-executive director will receive a stock option grant equal to 0.75% of common stock outstanding on a fully diluted basis, which grant shall be made as of the date of the 2024 annual meeting of stockholders or as soon as reasonably practicable thereafter. The options granted to non-employee directors pursuant to the 2024 Director Compensation Program have an exercise price equal to the closing market price of our common stock on the date of grant. The options vest in equal quarterly installments over the related service period, generally over one year, and expire on the fifth anniversary of the date of grant. Each director, in his or her sole discretion, may elect to have all or any portion of their designated cash compensation paid in equity in lieu of cash, subject in all cases to shares available under our equity incentive plan.
Ad Hoc Committees and Expense Reimbursements
Our board of directors forms ad hoc committees from time-to-time to assist the board in fulfilling its responsibilities with respect to matters that are the subject of the ad hoc committee’s mandate. The directors serving on such ad hoc committees are compensated as appropriate, though not to exceed the compensation for participation in standing committees.
In addition, we reimburse non-employee directors for reasonable travel expenses for participation in board meetings and for travel conducted on behalf of our business.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information
The following table presents certain information regarding our common stock that may be issued under our equity plans, including upon the exercise of options and vesting of RSUs granted to employees, consultants or directors as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,804,193	$3.47	42,008
Equity compensation plans not approved by security holders	8,249	31.92	—
Total	7,812,442	3.50	42,008
Options to purchase our common stock are outstanding under the 2018 Plan and our 2015 Equity Incentive Plan (the “2015 Plan”). The 2018 Plan was approved by our stockholders at our 2018 Annual Meeting of Stockholders and replaced the 2015 Plan for purposes of new equity grants. The 2018 Plan enables us to grant options, restricted stock, RSUs and certain other equity-based compensation to our officers, directors, employees and consultants. Our stockholders have approved additional amendments to the 2018 Plan to increase the number of shares of our common stock available for issuance under the 2018 Plan as follows: on July 8, 2020, by 3,333 shares; on June 26, 2021, by 12,500 shares; on October 12, 2022, by 12,500 shares; and on June 26, 2023, by 25,000 shares.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of April 26, 2024, information regarding beneficial ownership of our common stock by:
•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
•each of our named executive officers;
•each of our directors; and
•all of our current executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power.
The number of shares listed below under the heading “Total Shares Beneficially Owned” is the aggregate beneficial ownership for each stockholder and includes:
•common stock beneficially owned;
•common stock warrants exercisable;
•currently vested and exercisable options; and
•stock options that are not currently vested and exercisable but will become so within 60 days of April 26, 2024.
Of this total amount, the number of shares of common stock underlying options that are currently vested and stock options that are not currently vested but will become vested within 60 days after April 26, 2024 are deemed outstanding for the purpose of computing the percentage ownership of common stock outstanding beneficially owned by a stockholder, director or executive officer, or the Deemed Outstanding Shares, and are also separately listed below under the heading “Number of Shares Issuable Upon Exercise of Warrants and Options Exercisable or Vested” but the Deemed Outstanding Shares are not treated as outstanding for the purpose of computing the percentage ownership of our common stock outstanding beneficially owned by any other person. This table is based on information supplied by officers, directors, principal stockholders and filings made with the SEC. Percentage ownership is based on 5,133,360 shares of common stock outstanding as of April 26, 2024.
Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and dispositive power with respect to their shares of common stock, except to the extent authority is shared by spouses under community property laws.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o SenesTech, Inc., 23460 N. 19th Avenue, Suite 110, Phoenix, Arizona 85027.

Name of Beneficial Owner	Number of Shares Beneficially Held		Number of Shares Issuable Upon Exercise of Warrants and Options Exercisable or Vested as of April 26, 2024		Total Shares Beneficially Owned
					Shares	Percent
Directors and Named Executive Officers:
Joel L. Fruendt	1,103		2,979		4,082	*
Thomas C. Chesterman	3		1,781		1,784	*
Nicole C. Williams (1)	—		—		—	—
Jamie Bechtel, JD, Ph.D.	12		4,151		4,163	*
Delphine François Chiavarini	6		2,510		2,516	*
Phil N. Grandinetti III	—		4,538		4,538	*
Jake S. Leach	624		3,806		4,430	*
Matthew K. Szot	20		3,746		3,766	*
All current executive officers and directors as a group (7 persons)	1,769		23,511		25,280	*
5% Owners:
Lind Global Fund II LP	—	(2)	571,308	(3)	571,308	9.99%
____________
* Represents beneficial ownership of less than one percent (1%).
(1)Ms. Williams’ employment with our company terminated in April 2023..
(2)Based on the statement on Schedule 13G filed with the SEC on February 13, 2024. The address of Lind Global Fund II LP is 444 Madison Avenue, Floor 41, New York, New York 10022.
(3)Does not include 805,513 shares of common stock underlying warrants held by Lind Global Fund II LP, which includes a provision limiting the holder’s ability to exercise the warrants if such exercise would cause the holder to beneficially own greater than 9.99% of our company. Each of Lind Global Fund II LP, Lind Global Partners II LLC, and Jeff Easton has sole shared voting and dispositive power over the shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.
For the fiscal years ended December 31, 2023 and 2022, we were not a party to any transactions that require disclosure under Item 404 of Regulation S-K.
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
Director Independence
Generally, under the continued listing requirements and rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Our board of directors has determined that Dr. Bechtel and Ms. Chiavarini, and Messrs. Leach, Grandinetti and Szot are independent within the meaning of Nasdaq listing standards and that none of such directors has any relationship with our company that would interfere with the exercise of their independent business judgment. The board also determined that Mr. Fruendt, our current President and Chief Executive Officer, is not independent. Accordingly, a majority of our directors are independent, as required under applicable Nasdaq rules. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.
Additionally, in determining the independence of Dr. Bechtel, the board of directors considered her position as the Chief Executive Officer of Kito Impact Foundation, which has provided consulting services from April 2018 through January 2023 to our company. Kito Impact Foundation received $50,400 annually for such services, which included partnership development and positioning services, with a focus on our company’s strategic agenda.
There are no arrangements or understandings between any director and any other person or entity other than our company pursuant to which the director receives compensation in connection with that person’s candidacy or service as a director.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
Principal Accountant Fees and Services
The aggregate fees billed by M&K CPAS, PLLC are as follows:

	Years Ended December 31,
	2023	2022
Audit fees(1)	$61,900	$58,500
Audit-related fees(2)	22,250	6,608
Tax fees	—	—
All other fees	—	—
Total fees	$84,150	$65,108
____________
(1)Includes audit fees related to professional services rendered in connection with the audit of our annual financial statements, the reviews of the financial statements included in each of our quarterly reports on Form 10-Q, and accounting services that relate to the audited financial statements and are necessary to comply with generally accepted auditing standards.
(2)Includes audit-related fees related to reviews of registration statements and and consents related to documents filed with the SEC and our 2023 public offering and our 2023 Registered Direct Offering. Such services were reasonably related to the performance of M&K CPAS, PLLC’s audit of our financial statements and not reported under the caption “Audit fees.”
Pre-Approval Policies and Procedures
We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by M&K CPAS, PLLC and the estimated fees related to these services.
All audit, audit-related, and tax services were pre-approved by the audit committee, which concluded that the provision of such services by M&K CPAS, PLLC was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Our pre-approval policies and procedures provide for the audit committee’s pre-approval of specifically described audit, audit-related, and tax services on an annual basis, but individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policies and procedures also require specific approval by the audit committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policies and procedures authorize the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statements and Schedules
1.Financial Statements (see Index to Financial Statements on page F-1 of the Original Report).
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

3.1(a)*	Certificate of Designation of the Series C Preferred Stock of the Registrant (Form 8-K filed August 26, 2022, Exhibit 3.1(a) (File no. 001-37941)).
3.1(b)*	Certificate of Amendment to Amended and Restated Certificate of Incorporation of SenesTech, Inc. (Form 8-K filed November 15, 2022, Exhibit 3.1(a) (File no. 001-37941)).
3.1(c)*	Certificate of Amendment to Amended and Restated Certificate of Incorporation of SenesTech, Inc. (Form 8-K filed November 15, 2023, Exhibit 3.1(a) (File no. 001-37941)).
3.2*	Amended and Restated Bylaws (Form S- 1 filed September 21, 2016, Exhibit 3.5 (File no. 333-213736)).
3.2(a)*	Amendment No. 1 to the Amended and Restated Bylaws of SenesTech, Inc., dated June 16, 2021 (Form 8-K filed June 17, 2021, Exhibit 3.2 (File no. 001-37941)).
(4)	Instruments defining the rights of security holders, including indentures
4.1*	Description of Securities (Form 10-K/A filed April 21, 2020, Exhibit 4.1 (File no. 001-37941)).
4.2*	Form of the Registrant’s Common Stock certificate (Form S-1 filed October 7, 2016, Exhibit 4.1 (File no. 333-213736)).
4.3*	Form of Restricted Stock Unit Agreement (Form 8-K filed December 21, 2016, Exhibit 4.1 (File no. 001-37941)).
4.4*	Form of Warrant (Form S-1 filed November 16, 2017, Exhibit 4.2 (File no. 333-221433)).
4.5*	Form of Underwriter’s Warrant, as amended (Form 8-K filed November 21, 2017, Exhibit 4.1 (File no. 001-37941)).
4.6*	Form of New Warrant (Form 8-K filed June 20, 2018, Exhibit 4.1 (File no. 001-37941)).
4.7*	Form of Warrant issued to investors in Rights Offering (Form 10-Q filed August 14, 2018, Exhibit 4.1 (File no. 001-37941)).
4.8*	Form of Warrant issued to dealer-manager in Rights Offering (Form 10-Q filed August 14, 2018, Exhibit 4.2 (File no. 001-37941)).
4.9*	Warrant Agency Agreement, dated August 13, 2018, between the Registrant and Transfer Online, Inc. (Form 10-Q filed August 14, 2018, Exhibit 4.3 (File no. 001-37941)).
4.10*	Form of Placement Agent Warrant (Form 8-K filed July 17, 2019, Exhibit 4.1 (File no. 001-37941)).
4.11*	Form of Warrant (Form 8-K filed January 28, 2020, Exhibit 4.1 (File no. 001-37941)).
4.12*	Form of Placement Agent Warrant (Form 8-K filed January 28, 2020, Exhibit 4.2 (File no. 001-37941)).
4.13*	Form of Warrant (Form 8-K filed March 6, 2020, Exhibit 4.1 (File no. 001-37941)).
4.14*	Form of Placement Agent Warrant (Form 8-K filed March 6, 2020, Exhibit 4.2 (File no. 001-37941)).
4.15*	Form of Restricted Stock Unit Notice and Agreement (Form 10-K filed March 17, 2020, Exhibit 4.6 (File no. 001-37941)).
4.16*	Form of New Warrant (Form 8-K filed October 27, 2020, Exhibit 4.1 (File no. 001-37941)).

Exhibit Number	Description
4.17*	Form of Placement Agent Warrant (Form 8-K filed October 27, 2020, Exhibit 4.1 (File no. 001-37941)).
4.18*	Form of Pre-Funded Warrant (Form 8-K filed February 2, 2021, Exhibit 4.1 (File no. 001-37941)).
4.19*	Form of Warrant (Form 8-K filed February 2, 2021, Exhibit 4.2 (File no. 001-37941)).
4.20*	Form of Placement Agent Warrant (Form 8-K filed February 2, 2021, Exhibit 4.3 (File no. 001-37941)).
4.21*	Form of Placement Agent Warrant (Form 8-K filed March 23, 2021, Exhibit 4.1 (File no. 001-37941)).
4.22*	Form of Series A Warrant (Form S-1/A filed November 15, 2022, Exhibit 4.21 (File no. 333-267991)).
4.23*	Form of Series B Warrant (Form S-1/A filed November 15, 2022, Exhibit 4.22 (File no. 333-267991)).
4.24*	Form of Pre-Funded Warrant (Form S-1/A filed November 15, 2022, Exhibit 4.23 (File no. 333-267991)).
4.25*	Form of Placement Agent Warrant (Form S-1/A filed November 15, 2022, Exhibit 4.24 (File no. 333-267991)).
4.26*	Form of SenesTech, Inc. Stock Option Grant Notice and Stand-Alone Option Agreement (Form S-8 filed February 10, 2023, Exhibit 4.2 (File no. 333-269686)).
4.27*	Form of SenesTech, Inc. Restricted Stock Unit Grant Notice and Stand-Alone Restricted Stock Unit Agreement (Form S-8 filed February 10, 2023, Exhibit 4.3 (File no. 333-269686)).
4.28*	Form of Series C Warrant (Form 8-K filed April 12, 2023, Exhibit 4.28 (File no. 001-37941)).
4.29*	Form of Series Placement Agent Warrant (Form 8-K filed April 12, 2023, Exhibit 4.29 (File no. 001-37941)).
4.30*	Form of New Warrants (Form 8-K filed August 22, 2023, Exhibit 4.33 (File no. 001-37941)).
4.31*	Form of Series D Warrant (Form 8-K filed November 29, 2023, Exhibit 4.34 (File no. 001-37941)).
4.32*	Form of Series E Warrant (Form 8-K filed November 29, 2023, Exhibit 4.35 (File no. 001-37941)).
4.33*	Form of Pre-Funded Warrant (Form 8-K filed November 29, 2023, Exhibit 4.36 (File no. 001-37941)).
4.34*	Form of Placement Agent Warrant (Form 8-K filed November 29, 2023, Exhibit 4.37 (File no. 001-37941)).
(10)	Material Contracts
10.1*	SenesTech, Inc. 2015 Equity Incentive Plan and forms of agreement thereunder (Form S-1 filed September 21, 2016, Exhibit 10.2 (File no. 333-213736)).+
10.2*	Form of Indemnification Agreement (Form S-1 filed September 21, 2016, Exhibit 10.6 (File no. 333-213736)). +
10.3*	Employment Offer Letter by and between the Registrant and Thomas Chesterman dated November 20, 2015 (Form S-1 filed September 21, 2016, Exhibit 10.9 (File no. 333-213736)). +
10.4*	Promissory Note, dated April 15, 2020, by and between the Company and BMO Harris Bank National Association (Form 8-K filed April 21, 2020, Exhibit 10.1 (File no. 001-37941)).
10.5*	Employment Letter Agreement by and between SenesTech, Inc. and Kenneth Siegel dated May 16, 2019 (Form 8-K filed May 20, 2019, Exhibit 10.1 (File no. 001-37941)).+
10.6*	Lease by and between the Registrant and Pinnacle Campus Office-Retail, LLC, dated as of November 18, 2019 (Form 10-K filed March 29, 2022, Exhibit 10.1 (File no. 333-236302)).
10.7*	Standard Industrial/Commercial Multi-Tenant Lease, between the Company and Duke Go PP, LLC, dated as of June 22, 2020 (Form 10-Q filed August 13, 2020, Exhibit 10.4 (File no. 001-37941)).
10.8*	Form of Securities Purchase Agreement (Form 8-K filed July 17, 2019, Exhibit 10.1 (File no. 001-37941)).
10.9*	Form of Securities Purchase Agreement (Form 8-K filed January 28, 2020, Exhibit 10.1 (File no. 001-37941)).
10.10*	Form of Securities Purchase Agreement (Form 8-K filed March 6, 2020, Exhibit 10.1 (File no. 001-37941)).
10.11*	Form of Securities Purchase Agreement (Form S-1/A filed February 13, 2020, Exhibit 10.19 (File no. 333-236302)).
10.12*	Form of Securities Purchase Agreement (Form 8-K filed April 21, 2020, Exhibit 10.1 (File no. 001-37941)).

Exhibit Number	Description
10.13*	Form of Letter Agreement, dated as of October 23, 2020, between the Company and the purchaser thereto (Form 8-K filed October 27, 2020, Exhibit 10.1 (File no. 001-37941)).
10.14*	Form of Securities Purchase Agreement, dated as of January 27, 2021 (Form 8-K filed February 2, 2021, Exhibit 10.1 (File no. 001-37941)).
10.15*	Form of Registration Rights Agreement, dated as of January 27, 2021 (Form 8-K filed February 2, 2021, Exhibit 10.2 (File no. 001-37941)).
10.16*	Form of Securities Purchase Agreement (Form S-1 filed November 15, 2022, Exhibit 10.18 (File no. 333-267991)).
10.17*	SenesTech, Inc. 2018 Equity Incentive Plan, as amended (Form 8-K filed October 14, 2022, Exhibit 10.23 (File no. 001-37941)). +
10.17(a)*	Form of SenesTech, Inc. Stock Option Grant Notice and Option Agreement (Form 8-K filed October 14, 2022, Exhibit 10.23A (File no. 001-37941)).
10.17(b)*	Form of SenesTech, Inc. Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Form 8-K filed October 14, 2022, Exhibit 10.23B (File no. 001-37941)).
10.18*	Form of Securities Purchase Agreement (Form 8-K filed March 19, 2021, Exhibit 10.1 (File no. 001-37941)).
10.19*	Employment Offer Letter by and between the Registrant and Nicole Williams dated May 1, 2021 (Form 8-K filed January 5, 2022, Exhibit 10.1 (File no.001-37941)). +
10.20*	Employment Letter Agreement between SenesTech, Inc. and Joel Fruendt dated November 9, 2022 (Form 8-K filed November 14, 2022, Exhibit 10.24 (File no. 001-37941)). +
10.21*	Separation Agreement, by and between SenesTech, Inc. and Kenneth Siegel, dated December 29, 2022 (Form 8-K filed January 5, 2023, Exhibit 10.25 (File no. 001-37941)).
10.22*	Form of Securities Purchase Agreement (Form 8-K filed April 12, 2023, Exhibit 10.26 (File no. 001-37941)).
10.23*	Separation Agreement between SenesTech, Inc. and Nicole Williams dated April 21, 2023 (Form 8-K filed April 24, 2023, Exhibit 10.27 (File no. 001-37941)).
10.24*	SenesTech, Inc. 2018 Equity Incentive Plan, as amended (Form 8-K filed June 27, 2023, Exhibit 10.28 (File no. 001-37941)).
10.25*	Form of Inducement Letter (Form 8-K filed August 22, 2023, Exhibit 10.29 (File no. 001-37941)).
10.26*	Form of Securities Purchase Agreement between SenesTech, Inc. and the Purchasers named therein dated November 27, 2023 (Form 8-K filed November 29, 2023, Exhibit 10.28 (File no. 001-37941)).
(21)
21.1**	List of Subsidiaries of the Registrant.
(23)	Consents of Experts and Counsel
23.1**	Consent of Independent Registered Public Accounting Firm M&K CPAS, PLLC.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1**	Certification of Chief Executive Officer.
31.2**	Certification of Chief Financial Officer.
31.3	Certification of Chief Executive Officer.
31.4	Certification of Chief Financial Officer.
(32)	Section 1350 Certifications
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer.
(97)	Policy Relating to Recovery of Erroneously Awarded Compensation
97.1	SenesTech, Inc. Executive Officer Clawback Policy.
(101)	Interactive Data File
101.INS**	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Incorporated by reference as indicated.
**    Previously filed or furnished, as applicable, with the Original Report.
+    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESTECH, INC.

Date: April 29, 2024	By:	/s/ Joel Fruendt
Joel Fruendt
President and Chief Executive Officer

Date: April 29, 2024	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Executive Vice President, Chief Financial Officer, Treasurer and Secretary