Form 10-Q
period 2024-03-31
SenesTech, Inc.
filed 2024-05-09
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of May 7, 2024: 5,144,632

SENESTECH, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SENESTECH, INC.
CONDENSED BALANCE SHEETS
(In thousands, except shares and per share data)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,562	$5,395
Accounts receivable, net	161	95
Prepaid expenses	346	388
Inventory, net	874	795
Total current assets	4,943	6,673
Right to use assets, operating leases	154	210
Property and equipment, net	353	388
Other noncurrent assets	22	22
Total assets	$5,472	$7,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116	$150
Accrued expenses	391	368
Current portion of operating lease liability	159	217
Current portion of note payable	34	33
Deferred revenue	15	18
Total current liabilities	715	786
Note payable, less current portion	147	156
Total liabilities	862	942
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,144,632 shares and 5,140,024 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	136,350	136,259
Accumulated deficit	(131,745)	(129,913)
Total stockholders’ equity	4,610	6,351
Total liabilities and stockholders’ equity	$5,472	$7,293
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues, net	$415	$233
Cost of sales	280	141
Gross profit	135	92
Operating expenses:
Research and development	370	387
Selling, general and administrative	1,608	1,750
Total operating expenses	1,978	2,137
Loss from operations	(1,843)	(2,045)
Other income (expense):
Interest income	15	8
Interest expense	(4)	—
Other income, net	11	8
Net loss and comprehensive loss	$(1,832)	$(2,037)
Weighted average shares outstanding - basic and diluted	5,144,531	171,047
Net loss per share - basic and diluted	$(0.36)	$(11.91)
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,832)	$(2,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37	36
Stock-based compensation	85	166
Bad debt expense	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(66)	69
Prepaid expenses	42	28
Inventory	(79)	38
Other assets	(2)	(1)
Accounts payable	(34)	(325)
Accrued expenses	23	24
Deferred revenue	(3)	(11)
Net cash used in operating activities	(1,829)	(2,015)

Cash flows from investing activities:
Purchase of property and equipment	(2)	(1)
Net cash used in investing activities	(2)	(1)

Cash flows from financing activities:
Repayments of notes payable	(8)	—
Proceeds from the exercise of warrants	6	—
Payment of employee withholding taxes related to share based awards	—	(11)
Net cash used in financing activities	(2)	(11)

Decrease in cash and cash equivalents	(1,833)	(2,027)
Cash and cash equivalents, beginning of period	5,395	4,775
Cash and cash equivalents, end of period	$3,562	$2,748

Supplemental cash flow information is as follows:
Cash paid for interest	$4	$—
Cash paid for income taxes	$—	$—
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
In November 2023, we launched our latest product EvolveTM, a soft bait containing the active ingredient cottonseed oil. Evolve limits reproduction of male and female rats after one to two breeding cycles following consumption. Evolve is considered a minimum risk pesticide under the U.S. Environmental Protection Agency Federal Insecticide, Fungicide, and Rodenticide Act, Section 25(b). We must obtain registration from the various state regulatory agencies that do not accept the federal exemption. To date, we are authorized to sell Evolve in 33 states.
Going Concern
Our condensed financial statements as of March 31, 2024 were prepared under the assumption that we would continue as a going concern. The reports of our independent registered public accounting firm that accompanies our financial statements for each of the years ended December 31, 2023 and December 31, 2022 contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, we have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we encounter continued issues or delays in the commercialization of fertility control products, our expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through additional financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.
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
As of March 31, 2024, we had an accumulated deficit of $131.7 million and cash and cash equivalents of $3.6 million.
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
Based upon our current operating plan, we expect that cash and cash equivalents at March 31, 2024, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next six months.
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
Condensed Financial Statements
Our accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2024, and our operating results and cash flows for the three month periods ended March 31, 2024 and 2023. The accompanying financial information as of December 31, 2023 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.
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
Advertising Costs
Advertising costs are expensed as incurred and was $61,000 and $41,000 for the three months ended March 31, 2024 and 2023.
Comprehensive Loss
We have no other comprehensive income items for the periods presented. As a result, our net loss and comprehensive loss were the same for the periods presented and a separate statement of comprehensive loss is not included in the accompanying condensed financial statements.

NOTE 2: BALANCE SHEET COMPONENTS
Cash and Cash Equivalents
Highly liquid investments with maturities of three months or less as of the date of acquisition are classified as cash equivalents, of which we had $3.6 million and $5.4 million as of March 31, 2024 and December 31, 2023, respectively, included within cash and cash equivalents in the condensed balance sheets.
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable	$165	$99
Allowance for uncollectible accounts	(4)	(4)
Accounts receivable, net	$161	$95
The following was the activity in the allowance for uncollectible accounts (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance as of beginning of period	$4	$6
Increase in provision	—	—
Amounts written off, less recoveries	—	(2)
Balance as of end of period	$4	$4
Inventory, net
Inventory, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$797	$747
Work in progress	11	—
Finished goods	71	53
Total inventory	879	800
Less: reserve for obsolescence	(5)	(5)
Inventory, net	$874	$795
The following was the activity in the reserve for obsolescence (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance as of beginning of period	$5	$18
Increase in reserve	—	—
Amounts relieved	—	—
Balance as of end of period	$5	$18

Prepaid Expenses
Prepaid expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Software licenses	139	152
Professional services	66	30
Insurance	49	64
Deposit on equipment purchase	25	—
Patents	9	14
Prepaid inventory	8	111
Other	50	17
Total prepaid expenses	$346	$388
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Research and development equipment	$1,763	$1,763
Office and computer equipment	808	808
Autos	54	54
Furniture and fixtures	41	41
Leasehold improvements	143	141
Total in service	2,809	2,807
Accumulated depreciation and amortization	(2,456)	(2,419)
Property and equipment, net	$353	$388
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Compensation, severance and related benefits	$285	$232
Legal and consulting professional services	27	121
Product warranty	12	15
Other	67	—
Total accrued expenses	$391	$368
Notes Payable
In 2023, we arranged financing for the purchase of certain equipment. The notes payable for that certain equipment have an annual interest rate of 9.1% with a term of five years and is secured by the underlying equipment.

As of March 31, 2024, future principal payments were as follows (in thousands):

2024	$25
2025	36
2026	39
2027	43
2028	38
Total principal payments	181
Less: current portion of notes payable	(34)
Notes payable, less current portion	$147
NOTE 3: FAIR VALUE MEASUREMENTS
The carrying amounts of our financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short maturities. Notes payable are recorded at amortized cost, which approximates fair value.
NOTE 4: LEASES
We have operating leases for our corporate headquarters and our manufacturing and research facility, which expire in 2024. The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$56	$56
As of March 31, 2024, maturities of operating lease liabilities were as follows (in thousands):

2024	$164
Total operating lease payments	164
Less: imputed interest	(5)
Total operating lease liabilities	$159
NOTE 5: STOCK-BASED COMPENSATION
In 2018, our stockholders approved the adoption of the SenesTech, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) which provides for the issuance of stock-based instruments, such as stock options or restricted stock units, to employees or consultants as deemed appropriate. The 2018 Plan has since been amended and restated on certain occasions, most recently on June 26, 2023, when our stockholders approved an increase to the total number of authorized shares to 70,717 shares.
Currently, we only have stock options outstanding under the 2018 Plan, which are generally issued with a per share exercise price equal to the fair market value of our common stock at the date of grant. Options granted generally vest immediately, or ratably over a 12- to 36-month period coinciding with their respective service periods, with terms generally of five years. Certain stock option awards provide for accelerated vesting upon a change in control.
As of March 31, 2024, we had 42,049 shares of common stock available for issuance under the 2018 Plan.

The following table presents the outstanding stock option activity:

	Number of Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Three months ended March 31, 2024:
Outstanding as of December 31, 2023	36,708		$119.70	4.0
Forfeited	(41)		300.62	3.0
Outstanding as of March 31, 2024	36,667	(1)	119.49	3.8
(1) Includes options related to 8,249 shares that are inducement awards and not granted under the 2018 Plan.
The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Research and development	$4	$4
Selling, general and administrative (1)	81	162
Total stock-based compensation expense	$85	$166
(1) Includes $2,000 related to stock issued in exchange for marketing services for the three months ended March 31, 2023.
The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.
At March 31, 2024, the total compensation cost related to unvested options not yet recognized was $207,000, which will be recognized over a weighted average period of 1.1 years, assuming the employees and non-employees complete their service period required for vesting.

NOTE 6: STOCKHOLDERS’ EQUITY
Activity in equity during the three month periods ended March 31, 2024 and 2023 was as follows (dollars in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
2024
Balances as of December 31, 2023	5,140,024	$5	$136,259	$(129,913)	$6,351
Stock-based compensation	—	—	85	—	85
Issuance of common stock upon exercise of warrants	4,608	—	6	—	6
Net loss	—	—	—	(1,832)	(1,832)
Balances as of March 31, 2024	5,144,632	$5	$136,350	$(131,745)	$4,610
2023
Balances as of December 31, 2022	67,472	$—	$127,482	$(122,203)	$5,279
Stock-based compensation	—	—	166	—	166
Issuance of common stock upon exercise of warrants	102,500	—	—	—	—
Issuance of shares pursuant to the vesting of restricted stock units, net of shares withheld for taxes	1,102	—	(11)	—	(11)
Issuance of common stock for service	4,539	—	100	—	100
Net loss	—	—	—	(2,037)	(2,037)
Balances as of March 31, 2023	175,613	$—	$127,737	$(124,240)	$3,497
NOTE 7: COMMON STOCK WARRANTS
The following table presents the common stock warrant activity:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2023	7,775,734	$2.95	3.4
Exercised	(4,608)	1.30	—
Outstanding as of March 31, 2024	7,771,126	2.95	3.1
During the three months ended March 31, 2024, warrants representing 4,608 shares of common stock were exercised with an exercise price of $1.30 per share.
NOTE 8: LOSS PER SHARE
Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, which includes prefunded warrants and shares held in abeyance from date of issuance. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares used in the basic loss per share calculation plus potentially dilutive securities outstanding during the period determined using the treasury stock method. Stock options and warrants are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive given the net losses reported for all periods presented. Therefore, basic and diluted loss per share are the same for each period presented.

The following shares were excluded from the calculation of diluted net loss per share:

	Three Months Ended March 31,
	2024	2023
Common stock warrants	—	265,401
Stock options	—	23,371
	—	288,772
NOTE 9: SUBSEQUENT EVENTS
We have evaluated subsequent events from the balance sheet date through May 9, 2024, the date at which the condensed financial statements were issued, and determined that there were no additional items that require adjustment to or disclosure in the condensed financial statements.

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
Forward-Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding:
•our belief that Evolve is considered a minimum risk pesticide under the United States Environmental Protection Agency’s (the “EPA’s”) Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), Section 25(b);
•our expectation that we will continue to incur significant expenses and operating losses for the foreseeable future;
•our expectation that cash and cash equivalents at March 31, 2024, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next six months;
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

•our ability to maximize market acceptance for, and generate sales of, our products, including by conducting field demonstrations for potential lead customers;
•our ability to enter into strategic partnerships to enable us to penetrate additional target markets and geographical locations;
•our ability to manage the infrastructure for sales, marketing and distribution of fertility control products and any other product candidates for which we may receive regulatory approval;
•our ability to seek regulatory approvals for fertility control products, including to more fully expand the market and use for fertility control products and, if we believe there is commercial viability, for our other product candidates;
•our ability to further develop our manufacturing processes to contain costs while being able to scale to meet future demand of fertility control products and any other product candidates for which we receive regulatory approval;
•our ability to continue product development of fertility control products and advance our research and development activities and, as our operating budget permits, advance the research and development programs for other product candidates;
•our ability to maintain and protect our intellectual property portfolio;
•our ability to add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company;
•our expectation that our expenses may continue or increase in connection with our ongoing activities, particularly as we focus on marketing and sales of fertility control products;
•our successful commercialization of fertility control products in the United States;
•our ability to maintain and obtain regulatory approval of our product and product candidates;
•our ability to gain market acceptance, commercial viability and profitability of our fertility control products and any other products;
•our ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue;
•the success of our research and development activities;
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
These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s, actual results to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A-“Risk Factors” of Part I of our Annual Report on Form 10-K, for the year ended December 31, 2023, filed with the SEC on February 21, 2024, and those contained from time to time in our other filings with the SEC. A number of factors could cause our actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, the following:
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
Overview
Since our inception, we have sustained significant operating losses in the course of our research and development and commercialization activities and expect such losses to continue for the near future. Although sales of our product have increased over the last three years, 17% in 2023, 77% in 2022 and 123% in 2021, we are not yet able to fund operations by product sales alone. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock. We have also generated limited revenue from research grants and licensing fees received under former license agreements.
Through March 31, 2024, we received net proceeds of $101.8 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $4.1 million in net product sales. As of March 31, 2024, we had an accumulated deficit of $131.7 million and cash and cash equivalents of $3.6 million.
We have incurred significant operating losses every year since our inception, with a net loss of $1.8 million for the three months ended March 31, 2024. We expect to continue to incur significant expenses and generate operating losses for at least the next six months.
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

Based upon our current operating plan, we expect that cash and cash equivalents at March 31, 2024, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next six months.
While we have evaluated and continue to evaluate our operating expenses and concentrate our resources toward the successful commercialization of fertility control products in the United States and internationally, additional financing will be needed before achieving anticipated revenue targets and margin targets. If we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, additional capital is needed in order to fund our operating losses and research and development activities before we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
Results of Operations
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,		% Increase (Decrease)
	2024	2023
Revenues, net	$415	$233	78%
Cost of sales	280	141	99%
Gross profit	135	92	47%
Operating expenses:
Research and development	370	387	(4)%
Selling, general and administrative	1,608	1,750	(8)%
Total operating expenses	1,978	2,137	(7)%
Loss from operations	(1,843)	(2,045)	(10)%
Other income, net	11	8	38%
Net loss	$(1,832)	$(2,037)	(10)%
Revenues
Sales, net of sales discounts and promotions, were $415,000 for the first quarter of 2024, compared to $233,000 for the first quarter of 2023. The $182,000 increase was driven by the launch of our latest product Evolve in November 2023. Evolve is a soft bait containing the active ingredient cottonseed oil and represented approximately 56%, or $232,000, of revenues for the first quarter of 2023.
Cost of Sales
Cost of sales consisted primarily of the cost of products sold, including scrap and reserves for obsolescence, and was $280,000, or 67.5% of net sales, for the first quarter of 2024, compared to $141,000, or 60.4% of net sales, for the first quarter of 2023. Cost of sales in the first quarter of 2024 was impacted by the higher cost of a key ingredient in our new Evolve product, as we transitioned from development-stage raw materials pricing to production-level raw materials pricing. Cost of sales in the first quarter of 2023 was impacted by the scrapping of defective trays no longer used in our products, which totaled $42,000.
Gross Profit
Gross profit for the first quarter of 2024 was $135,000, for a gross profit margin of 32.5%, compared to a gross profit of $92,000, or a gross profit margin of 39.6%, for the first quarter of 2023. The gross profit margin in the first quarter of 2024 was impacted by both the higher-than-expected cost of a key ingredient in our new Evolve product, combined with an increased proportion of our sales coming from distributors. The gross profit margin in the first quarter of 2023 was impacted by the higher cost of sales related to the scrapping of defective tanks during no longer used in our products.

Research and Development Expenses
Research and development expenses consisted of the following (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
Personnel (including stock-based compensation)	$198	$242	$(44)
Facility-related	39	26	13
Depreciation	30	28	2
Supplies and maintenance	28	30	(2)
Professional fees	18	44	(26)
Stability studies, materials and testing	16	3	13
Other	41	14	27
Total	$370	$387	$(17)
Research and development expenses were $370,000 for the first quarter of 2024, compared to $387,000 for the first quarter of 2023. The $17,000 decrease was primarily due to lower headcount and consulting and legal fees required for research and development purposes, which was partially offset by higher expenses overall related to field and product improvement studies in the first quarter of 2024 when compared with the first quarter of 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consisted of the following (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
Personnel (including stock-based compensation)	$862	$903	$(41)
Professional fees	314	452	(138)
Marketing	73	54	19
Licensed software	69	65	4
Insurance	61	86	(25)
Travel and entertainment	59	74	(15)
Facilities	40	38	2
Other	130	78	52
Total	$1,608	$1,750	$(142)
Selling, general and administrative expenses were $1.6 million for the first quarter of 2024, as compared to $1.8 million for the first quarter of 2023. The decrease of $142,000 was primarily due to lower professional fees. Consulting fees related to marketing efforts are lower in the first of 2024 when compared with the first quarter of 2023 due to changes in our overall marketing program, while legal fees are lower due to the settlement of a legal matter in November 2023. Additionally, personnel-related expenses were lower due to lower headcount and stock-based compensation and insurance is lower resulting from both policy and rate changes. These decreases were offset by higher franchise fees in the first quarter of 2024 when compared to the first quarter of 2023.
Other Income, Net
Other income, net for the first quarter of 2024 consisted of interest income of $15,000, partially offset by interest expense of $4,000, while the first quarter of 2023 consisted of interest income of $8,000.

Interest income was higher due to a combination of a higher average balance of cash and cash equivalents and higher interest rate during the first quarter of 2024 when compared with the first quarter of 2023. Interest expense in the first quarter of 2024 relates to the notes payable entered into in late 2023 related to the purchase of certain equipment.
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
Through March 31, 2024, we have received net proceeds of $101.8 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $4.1 million in net product sales and an aggregate of $1.7 million from licensing fees. As of March 31, 2024, we had an accumulated deficit of $131.7 million and cash and cash equivalents of $3.6 million.
Our ultimate success depends upon the outcome of a combination of factors, including the following: (i) successful commercialization of our fertility control products and maintaining and obtaining regulatory approval of our products and product candidates; (ii) market acceptance, commercial viability and profitability of our fertility control products and any other products; (iii) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development activities; (v) the ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.
Based upon our current operating plan, we expect that cash and cash equivalents at March 31, 2024, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next six months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of our fertility control products in the United States and internationally. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next six months, and we are unable to raise the necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
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
Capital Resources
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents, beginning of period	$5,395	$4,775
Net cash provided by (used in):
Operating activities	(1,829)	(2,015)
Investing activities	(2)	(1)
Financing activities	(2)	(11)
Decrease in cash and cash equivalents	(1,833)	(2,027)
Cash and cash equivalents, end of period	$3,562	$2,748
Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization and stock-based compensation included in operating results during a given period.
During the three months ended March 31, 2024, operating activities used $1.8 million of cash, resulting from our net loss of $1.8 million and net changes in our operating assets and liabilities of $119,000, partially offset by net non-cash charges of $122,000, consisting primarily of stock-based compensation and depreciation and amortization expense. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our continued efforts to commercialize our products, combined with research and development costs. Net cash used by changes in our operating assets and liabilities consisted primarily of increases in inventory of $79,000 and accounts receivable of $66,000, a net decrease in accounts payable and accrued expenses of $11,000, and a decrease in deferred revenue of $3,000, partially offset by decrease in prepaid expenses of $42,000.
During the three months ended March 31, 2023, operating activities used $2.0 million of cash, resulting from our net loss of $2.0 million, partially offset by net changes in our operating assets and liabilities of $178,000 and by non-cash charges of $200,000, consisting primarily of stock-based compensation and depreciation and amortization expense. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our efforts to commercialize our products, combined with our research and development costs. Net cash provided by changes in our operating assets and liabilities consisted of a net decreases in accounts payable and accrued expenses of $301,000, partially offset by increases in accounts receivable of $69,000, inventory of $38,000, and prepaid expenses of $28,000.
Cash Flows from Investing Activities—Cash flows used in investing activities primarily consist of the purchase of property and equipment, offset by any proceeds received in connection with sales of property and equipment. During the three months ended March 31, 2024 and 2023, cash flows used in investing activities consisted of property and equipment purchases.
Cash Flows from Financing Activities—Financing activities provide cash for both day-to-day operations and capital requirements as needed. During the three months ended March 31, 2024, net cash used in financing activities consisted of repayments on notes payable of $8,000, partially offset by proceeds received from the exercise of warrants of $6,000. During the three months ended March 31, 2023, net cash used in financing activities consisted of the payment of employee withholding taxes related to share-based awards.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be a party to certain legal proceedings, incidental to the normal course of business. We are not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on our business or financial condition.
Item 1A. Risk Factors
There have been no material changes to our risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.
Item 5. Other Information
During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
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

SENESTECH, INC.

Date: May 9, 2024	By:	/s/ Joel L. Fruendt
Joel L. Fruendt
President and Chief Executive Officer

Date: May 9, 2024	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Executive Vice President, Chief Financial Officer, Treasurer and Secretary