Form 10-Q
period 2024-06-30
SenesTech, Inc.
filed 2024-08-08
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of August 6, 2024: 515,340

SENESTECH, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SENESTECH, INC.
CONDENSED BALANCE SHEETS
(In thousands, except shares and per share data)

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,952	$5,395
Accounts receivable, net	243	95
Prepaid expenses and other current assets	464	388
Inventory, net	899	795
Total current assets	3,558	6,673
Right to use assets, operating leases	97	210
Property and equipment, net	360	388
Other noncurrent assets	22	22
Total assets	$4,037	$7,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191	$150
Accrued expenses	415	368
Current portion of operating lease liability	101	217
Current portion of notes payable	39	33
Deferred revenue	15	18
Total current liabilities	761	786
Notes payable, less current portion	162	156
Total liabilities	923	942
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 515,340 shares and 514,003 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	136,442	136,263
Accumulated deficit	(133,329)	(129,913)
Total stockholders’ equity	3,114	6,351
Total liabilities and stockholders’ equity	$4,037	$7,293
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net	$459	$305	$874	$538
Cost of sales	210	163	490	304
Gross profit	249	142	384	234
Operating expenses:
Research and development	467	381	837	768
Selling, general and administrative	1,384	1,761	2,992	3,511
Total operating expenses	1,851	2,142	3,829	4,279
Loss from operations	(1,602)	(2,000)	(3,445)	(4,045)
Other income (expense):
Interest income	22	7	37	15
Interest expense	(5)	—	(9)	—
Miscellaneous income	1	—	1	—
Other income, net	18	7	29	15
Net loss and comprehensive loss	$(1,584)	$(1,993)	$(3,416)	$(4,030)
Weighted average shares outstanding - basic and diluted	514,463	23,841	514,458	20,492
Net loss per share - basic and diluted	$(3.08)	$(83.58)	$(6.64)	$(196.66)
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,416)	$(4,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73	69
Stock-based compensation	173	336
Bad debt expense	2	(2)
Changes in operating assets and liabilities:
Accounts receivable	(150)	71
Prepaid expenses and other current assets	(76)	92
Inventory	(104)	88
Other assets	(3)	(2)
Accounts payable	41	(420)
Accrued expenses	47	61
Deferred revenue	(3)	(20)
Net cash used in operating activities	(3,416)	(3,757)

Cash flows from investing activities:
Purchase of property and equipment	(41)	(21)
Net cash used in investing activities	(41)	(21)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	—	1,210
Proceeds from issuance of notes payable	25	—
Repayments of notes payable	(17)	—
Proceeds from the exercise of warrants	6	—
Payment of employee withholding taxes related to share based awards	—	(11)
Net cash provided by financing activities	14	1,199

Decrease in cash and cash equivalents	(3,443)	(2,579)
Cash and cash equivalents, beginning of period	5,395	4,775
Cash and cash equivalents, end of period	$1,952	$2,196

Supplemental cash flow information is as follows:
Interest paid	$9	$—
Income taxes paid	$—	$—
Non-cash investing and financing activities:
Note payable incurred for the purchase of certain equipment	$4	$—

See accompanying notes to condensed financial statements.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Nature of Business
SenesTech, Inc. (subsequently referred to in this report as “we,” “us,” “our,” or “our company”) was incorporated in the state of Nevada in July 2004. On November 12, 2015, we subsequently reincorporated in the state of Delaware. Our corporate headquarters and manufacturing site are in Phoenix, Arizona. We have developed and are commercializing a global, proprietary technology for managing animal pest populations, initially rat populations, through fertility control. Our current products are known as ContraPest® and EvolveTM.
Our initial product was ContraPest, which is a liquid bait containing the active ingredients 4-vinylcyclohexene diepoxide and triptolide. ContraPest limits reproduction of male and female rats beginning with the first breeding cycle following consumption. ContraPest is being marketed for use in controlling Norway and roof rat populations. In addition to the U.S. Environmental Protection Agency (“EPA”) registration of ContraPest, we must obtain registration from the various state regulatory agencies prior to selling in each state. To date, we have received registration for ContraPest in all 50 states and the District of Columbia, 49 of which have approved the removal of the Restricted Use designation, as well as the District of Columbia and five major U.S. territories.
In January 2024, we launched Evolve, which is a soft bait containing the active ingredient cottonseed oil. Evolve limits reproduction of male and female rats beginning with the first breeding cycle following consumption. Evolve is considered a minimum risk pesticide under the EPA Federal Insecticide, Fungicide, and Rodenticide Act, Section 25(b) (“Section 25(b)”). We must obtain registration from the various state regulatory agencies that do not accept the federal exemption. To date, we are authorized to sell Evolve in 43 states.
In May 2024, we launched our latest product Evolve Mouse, a modified version of our soft bait technology containing the active ingredient cottonseed oil. Evolve Mouse limits reproduction of male and female mice after one to two breeding cycles following consumption. Evolve Mouse is also considered a minimum risk pesticide under Section 25(b). We must obtain registration from the various state regulatory agencies that do not accept the federal exemption. To date, we are authorized to sell Evolve Mouse in 32 states.
Going Concern
Our condensed financial statements as of June 30, 2024 were prepared under the assumption that we would continue as a going concern. The reports of our independent registered public accounting firm that accompanies our financial statements for each of the years ended December 31, 2023 and December 31, 2022 contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, we have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we encounter continued issues or delays in the commercialization of fertility control products, our expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through additional financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.
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
As of June 30, 2024, we had an accumulated deficit of $133.3 million and cash and cash equivalents of $2.0 million.
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
Based upon our current operating plan, we expect that cash and cash equivalents at June 30, 2024, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next three months.
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
Reverse Stock Split
On July 23, 2024, we amended our amended and restated certificate of incorporation to effect a 1-for-10 reverse split of our issued and outstanding shares of common stock. The accompanying financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options and warrants exercisable for common stock and per share amounts contained in our financial statements have been retrospectively adjusted. Also, see Note 10.
Condensed Financial Statements
Our accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2024, and our operating results and cash flows for the six month periods ended June 30, 2024 and 2023. The accompanying financial information as of December 31, 2023 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.
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
Advertising Costs
Advertising costs are expensed as incurred and was $62,000 and $43,000 for the three months ended June 30, 2024 and 2023, respectively, and $121,000 and $84,000 for the six months ended June 30, 2024 and 2023, respectively.
Comprehensive Loss
We have no other comprehensive income items for the periods presented. As a result, our net loss and comprehensive loss were the same for the periods presented and a separate statement of comprehensive loss is not included in the accompanying condensed financial statements.
NOTE 2: BALANCE SHEET COMPONENTS
Cash and Cash Equivalents
Highly liquid investments with maturities of three months or less as of the date of acquisition are classified as cash equivalents, of which we had $2.0 million and $5.4 million as of June 30, 2024 and December 31, 2023, respectively, included within cash and cash equivalents in the condensed balance sheets.
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable	$247	$99
Allowance for uncollectible accounts	(4)	(4)
Accounts receivable, net	$243	$95
The following was the activity in the allowance for uncollectible accounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance as of beginning of period	$4	$4	$4	$6
Increase in provision	2	—	—	—
Amounts written off, less recoveries	(2)	—	—	(2)
Balance as of end of period	$4	$4	$4	$4
Inventory, net
Inventory, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$780	$747
Work in progress	7	—
Finished goods	112	53
Total inventory	899	800
Less: reserve for obsolescence	—	(5)
Inventory, net	$899	$795

The following was the activity in the reserve for obsolescence (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance as of beginning of period	$5	$18	$5	$18
Increase in reserve	—	—	—	—
Amounts relieved	(5)	—	(5)	—
Balance as of end of period	$—	$18	$—	$18
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Equity offering costs	$124	$—
Software licenses	116	152
Professional services	48	30
Insurance	47	64
Prepaid inventory	29	111
Other	100	31
Total prepaid expenses and other current assets	$464	$388
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Research and development equipment	$1,792	$1,763
Office and computer equipment	808	808
Autos	54	54
Furniture and fixtures	46	41
Leasehold improvements	152	141
Total in service	2,852	2,807
Accumulated depreciation and amortization	(2,492)	(2,419)
Property and equipment, net	$360	$388
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Compensation and related benefits	$325	$232
Legal and consulting professional services	79	121
Product warranty	11	15
Total accrued expenses	$415	$368

Notes Payable
In 2023, we arranged financing for the purchase of certain equipment. The notes payable for that certain equipment have a weighted average annual interest rate of 8.9% with a term of five years and is secured by the underlying equipment.
As of June 30, 2024, future principal payments were as follows (in thousands):

2024	$19
2025	41
2026	45
2027	49
2028	44
Thereafter	3
Total principal payments	201
Less: current portion of notes payable	(39)
Notes payable, less current portion	$162
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
NOTE 4: LEASES
We have operating leases for our corporate headquarters and our manufacturing and research facility, which expire in 2024. The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$57	$55	$113	$111
As of June 30, 2024, maturities of operating lease liabilities were as follows (in thousands):

2024	$103
Total operating lease payments	103
Less: imputed interest	(2)
Total operating lease liabilities	$101
NOTE 5: STOCK-BASED COMPENSATION
In 2018, our stockholders approved the adoption of the SenesTech, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) which provides for the issuance of stock-based instruments, such as stock options or restricted stock units, to employees or consultants as deemed appropriate. The 2018 Plan has since been amended and restated on certain occasions, most recently on July 11, 2024, when our stockholders approved an increase to the total number of authorized shares to 207,071 shares.
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
We have 203,311 shares of common stock available for issuance under the 2018 Plan, which includes the increase to the total number of authorized shares of 200,000 shares approved by our stockholders on July 11, 2024.

The following table presents the outstanding stock option activity:

	Number of Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Three months ended June 30, 2024:
Outstanding as of March 31, 2024	3,641		$1,194.90	3.8
Granted	892		6.740	4.8
Outstanding as of June 30, 2024	4,533	(1)	899.48	3.8
Six months ended June 30, 2024:
Outstanding as of December 31, 2023	3,643		1,197.00	4.0
Granted	892		6.740	4.8
Forfeited	(2)		1,965.36	3.0
Outstanding as of June 30, 2024	4,533	(1)	899.48	3.8
Exercisable as of June 30, 2024	3,987		1,009.40	3.8
(1) Includes options related to 823 shares that are inducement awards and not granted under the 2018 Plan.
The weighted average grant date fair value of options granted during the three months ended June 30, 2024 was $5.59 per share, based on the following assumptions used in the Black-Scholes option pricing model:

Expected volatility	117.0%
Expected dividend yield	—
Expected term (in years)	5
Risk-free interest rate	4.43%
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
The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$4	$5	$8	$9
Selling, general and administrative (1)	84	165	165	327
Total stock-based compensation expense	$88	$170	$173	$336
(1) Includes $56,000 related to stock issued in exchange for marketing services for the three and six month periods ended June 30, 2023.
The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.
At June 30, 2024, the total compensation cost related to unvested options not yet recognized was $124,000, which will be recognized over a weighted average period of 1.1 years, assuming the employees and non-employees complete their service period required for vesting.

NOTE 6: STOCKHOLDERS’ EQUITY
On July 23, 2024, we amended our amended and restated certificate of incorporation to effect a 1-for-10 reverse split of our issued and outstanding shares of common stock. The accompanying financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options and warrants exercisable for common stock and per share amounts contained in our financial statements have been retrospectively adjusted.
Activity in equity during the three and six month periods ended June 30, 2024 and 2023 was as follows (dollars in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
2024
Balances as of December 31, 2023	514,003	$1	$136,263	$(129,913)	$6,351
Stock-based compensation	—	—	85	—	85
Issuance of common stock upon exercise of warrants	460	—	6	—	6
Net loss	—	—	—	(1,832)	(1,832)
Balances as of March 31, 2024	514,463	1	136,354	(131,745)	4,610
Stock-based compensation	—	—	88	—	88
Issuance of common stock upon exercise of warrants, net	—	—	—	—	—
Issuance of common stock for fractional shares in the 10:1 reverse stock split	877	—	—	—	—
Net loss	—	—	—	(1,584)	(1,584)
Balances as of June 30, 2024	515,340	$1	$136,442	$(133,329)	$3,114
2023
Balances as of December 31, 2022	6,748	$—	$127,482	$(122,203)	$5,279
Stock-based compensation	—	—	166	—	166
Issuance of common stock upon exercise of warrants	10,250	—	—	—	—
Issuance of shares pursuant to the vesting of restricted stock units, net of shares withheld for taxes	111	—	(11)	—	(11)
Issuance of common stock for service	454	—	100	—	100
Net loss	—	—	—	(2,037)	(2,037)
Balances as of March 31, 2023	17,563	—	127,737	(124,240)	3,497
Stock-based compensation	—	—	113	—	113
Issuance of common stock, net of issuance costs	7,143	—	1,210	—	1,210
Net loss	—	—	—	(1,993)	(1,993)
Balances as of June 30, 2023	24,706	$—	$129,060	$(126,233)	$2,827
In June 2024, we entered into an at-the-market offering arrangement with a sales agent, pursuant to which we may offer and sell, from time to time at our sole discretion, in transactions that are deemed to be “at the market” offerings under the Securities Act of 1933, as amended (the “Securities Act”), shares of our common stock for aggregate gross proceeds of up to $1,575,944 (“ATM Facility”). The offer and sale of shares will be made pursuant to a previously filed shelf registration statement on Form S-3 (Registration no. 333-261227), originally filed with the SEC on November 19, 2021 and amended on May 4, 2022, and declared effective by the SEC on May 6, 2022, and the related prospectus supplement related to the offering of shares dated June 20, 2024, and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act. As of June 30, 2024, we have not sold any shares under this ATM Facility and there are 315,189 shares of common stock reserved for potential issuance under the ATM Facility.

NOTE 7: COMMON STOCK WARRANTS
The following table presents the common stock warrant activity:

Issue Date	Warrant Type	Term Date	Exercise Price	Balance December 31, 2023	Issued	Exercised	Expired	Balance June 30, 2024
July 2019	Dealer Manager	July 2024	$81,000.00	3	—	—	—	3
January 2020	Registered Direct Offering	July 2025	$21,600.00	60	—	—	—	60
January 2020	Dealer Manager	July 2025	$24,000.00	4	—	—	—	4
March 2020	Dealer Manager	March 2025	$9,015.12	4	—	—	—	4
April 2020	Dealer Manager	April 2025	$9,528.00	47	—	—	—	47
April 2020	Registered Direct Offering	April 2025	$7,320.00	20	—	—	—	20
October 2020	Dealer Manager	April 2026	$5,174.40	34	—	—	—	34
February 2021	Private Placement Agreement	August 2026	$5,318.40	540	—	—	—	540
February 2021	Dealer Manager	August 2026	$6,835.40	136	—	—	—	136
March 2021	Dealer Manager	March 2026	$6,000.00	60	—	—	—	60
November 2022	Dealer Manager	November 2027	$525.000	892	—	—	—	892
April 2023	Series C	October 2028	$194.40	7,142	—	—	—	7,142
April 2023	Dealer Manager	April 2028	$262.50	534	—	—	—	534
August 2023	Private Inducement	September 2024	$86.42	23,809	—	—	—	23,809
August 2023	Private Inducement	August 2028	$86.42	25,100	—	—	—	25,100
August 2023	Dealer Manager	August 2028	$108.04	1,222	—	—	—	1,222
November 2023	Series D	November 2028	$13.00	381,612	—	(230)	—	381,382
November 2023	Series E	May 2025	$13.00	307,457	—	(230)	—	307,227
November 2023	Dealer Manager	November 2028	$16.25	28,844	—	—	—	28,844
				777,520	—	(460)	—	777,060

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2023	777,520	$28.79	3.4
Exercised	(460)	13.00	—
Outstanding as of June 30, 2024	777,060	28.80	2.9
During the six months ended June 30, 2024, warrants representing 460 shares of common stock were exercised with an exercise price of $13.00 per share.

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
The following shares were excluded from the calculation of diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock warrants	—	—	—	1,389
Stock options	49	—	167	—
Restricted stock units	—	85	—	629
	49	85	167	2,018
NOTE 9: SEGMENT INFORMATION
We operate in one segment: the formulation, development, marketing and sale of fertility control products for use in managing pest populations. We generate our revenue from six broad product markets: agribusiness, pest management, facilities management, industrial, consumer, and governmental agencies.
Geographic Information
Revenue by geographic region was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$459	$305	$832	$538
International	—	—	42	—
	$459	$305	$874	$538
Significant Customers
The percentage of revenue attributable to our distributors and to customers that represented 10% or more of revenue in at least one of the periods presented, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
All distributors	28%	2%	17%	3%
Distributor A	14	—	7	—

The following accounts represented at least 10% of total accounts receivable in at least one of the periods presented:

	June 30, 2024	December 31, 2023
Distributor A	32%	13%
End customer A	3%	19%
End customer B	2%	13%
NOTE 10: SUBSEQUENT EVENTS
On July 11, 2024, we held our annual meeting of stockholders (the “Annual Meeting”), at which meeting our stockholders approved an amendment to our 2018 Plan. The effect of the amendment to the 2018 Plan is to increase the number of shares of common stock available under the 2018 Plan by 200,000 shares.
On July 11, 2024, our stockholders also approved a proposal at our Annual Meeting further amending our Amended and Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”), to effect a reverse stock split of our common stock at a ratio between one-for-two (1:2) and one-for-twenty (1:20), without reducing the authorized number of shares of common stock. On July 11, 2024, our board of directors approved a final split ratio of one-for-ten (1:10). Following such approval, we filed an amendment to the Certificate of Incorporation with the Secretary of the State of Delaware on July 23, 2024 to effect the reverse stock split, with an effective date of July 24, 2024.
We have evaluated subsequent events from the balance sheet date through August 8, 2024, the date at which the condensed financial statements were issued, and determined that there were no additional items that require adjustment to or disclosure in the condensed financial statements.

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
Forward-Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding:
•our belief that Evolve and Evolve Mouse are considered a minimum risk pesticides under the United States Environmental Protection Agency’s (the “EPA’s”) Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), Section 25(b);
•our expectation that we will continue to incur significant expenses and operating losses for the foreseeable future;
•our expectation that cash and cash equivalents at June 30, 2024, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next three months;
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
•our additional capital is needed in order to fund our operating losses and research and development activities before we become profitable;
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
•our ability to explore into strategic partnerships to enable us to penetrate additional target markets and geographical locations;
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
•our successful commercialization of fertility control products in the United States and internationally;
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
Through June 30, 2024, we received net proceeds of $101.8 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $4.6 million in net product sales. As of June 30, 2024, we had an accumulated deficit of $133.3 million and cash and cash equivalents of $2.0 million.
We have incurred significant operating losses every year since our inception, with a net loss of $1.6 million for the three months ended June 30, 2024. We expect to continue to incur significant expenses and generate operating losses for at least the next six months.
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

Based upon our current operating plan, we expect that cash and cash equivalents at June 30, 2024, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next three months.
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
Results of Operations
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2024	2023		2024	2023
Revenues, net	$459	$305	50%	$874	$538	62%
Cost of sales	210	163	29%	490	304	61%
Gross profit	249	142	75%	384	234	64%
Operating expenses:
Research and development	467	381	23%	837	768	9%
Selling, general and administrative	1,384	1,761	(21)%	2,992	3,511	(15)%
Total operating expenses	1,851	2,142	(14)%	3,829	4,279	(11)%
Loss from operations	(1,602)	(2,000)	(20)%	(3,445)	(4,045)	(15)%
Other income, net	18	7	157%	29	15	93%
Net loss	$(1,584)	$(1,993)	(21)%	$(3,416)	$(4,030)	(15)%
Revenues
Sales, net of sales discounts and promotions, were $459,000 for the second quarter of 2024, compared to $305,000 for the second quarter of 2023. The $154,000 increase was driven by the launch of our latest products partially offset by a decrease in the number of units sold of our existing Elevate Bait System product offering. Launched in January 2024, Evolve is a soft bait containing the active ingredient cottonseed oil and represented approximately 58%, or $266,000, of revenues for the second quarter of 2024. Launched in August 2023, Isolate Bait System is a liquid bait and represented 8%, or $37,000, of revenues for the second quarter of 2024. Partially offsetting these increases was a decline in revenue in the second quarter of 2024 when compared with the second quarter of 2023, resulting from a decline in the number of units sold of our existing Elevate Bait System product offering. Limited erosion of demand for ContraPest products is expected as Evolve products are accepted in the marketplace.
For the six months ended June 30, 2024, sales were $874,000, compared to $538,000 for the six months ended June 30, 2023. The $336,000 increase was driven by our latest products, Evolve, which represented approximately 59%, or $519,000, and Isolate Bait System, which represented approximately 8%, or $67,000, of revenues for the first half of 2024. These increases were offset by a decrease related to a lower number of units sold of our existing Elevate Bait System product offering in the first half of 2024 when compared with the first half of 2023.
Cost of Sales
Cost of sales consists of costs related to products sold, including scrap and reserves for obsolescence, as well as shipping costs when charged to the customer. Cost of sales was $210,000, or 45.8% of net sales, for the second quarter of 2024, compared to $163,000, or 53.6% of net sales, for the second quarter of 2023. The lower cost of net sales is largely due to a shift in the mix of products sold, and declined largely driven our latest product offering, Evolve, which launched in January 2024. Shipping costs, which impacts gross profit margin, was 8.4% and 4.7% of net sales in the second quarter of 2024 and 2023, respectively. Excluding shipping costs, cost of sales would have been $172,000, or 40.8% of net sales in the second quarter of 2024, compared with $149,000, or 51.1% of net sales in the second quarter of 2023..
For the six months ended June 30, 2024, cost of sales was $490,000, or 56.1% of net sales, compared to $304,000, or 56.5% of net sales, for the six months ended June 30, 2023. Cost of sales in the first half of 2024 was impacted during the first few months of 2024 from the higher cost of a key ingredient for our new Evolve product, as we transitioned from development-stage raw materials pricing to production-level raw materials pricing. Cost of sales in the first half of 2023 was impacted by the scrapping of defective trays no longer used in our products in the first quarter of 2023.
Gross Profit
Gross profit for the second quarter of 2024 was $249,000, for a gross profit margin of 54.2%, compared to a gross profit of $142,000, or a gross profit margin of 46.4%, for the second quarter of 2023. Higher gross profit margin was driven by a shift in the mix of products sold, and increased due to our latest product offering Evolve, which launched in January 2024. This increase was partially offset by lower gross profit margin related to a shift in the mix of sales through our sales channels, with higher sales to distributors in the second quarter of 2024 when compared with the second quarter of 2023.
For the six months ended June 30, 2024, gross profit was $384,000, for a gross profit margin of 43.9%, compared to $234,000, gross profit margin of 43.5%, for the six months ended June 30, 2023. The gross profit margin in the first half of 2024 was impacted by both the higher-than-expected cost of a key ingredient in our new Evolve product, combined with an increased proportion of our sales coming from distributors. The gross profit margin in the first half of 2023 was impacted by the higher cost of sales related to the scrapping of defective tanks during no longer used in our products.
Research and Development Expenses
Research and development expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023		2024	2023
Personnel (including stock-based compensation)	$330	$214	$116	$528	$456	$72
Facility-related	38	25	13	77	51	26
Depreciation	30	28	2	60	56	4
Supplies and maintenance	32	17	15	60	47	13
Professional fees	16	34	(18)	34	78	(44)
Stability studies, materials and testing	18	51	(33)	34	54	(20)
Other	3	12	(9)	44	26	18
Total	$467	$381	$86	$837	$768	$69
Research and development expenses were $467,000 for the second quarter of 2024, compared to $381,000 for the second quarter of 2023. The $86,000 increase was primarily due to the realignment of the focus of our field development personnel to research and development activities, lower overhead allocation, and increased costs related to the expansion of facilities and supplies and maintenance related to research and development efforts. These increases were partially offset by lower consulting and legal fees required for research and development purposes, combined with lower expenses overall related to field and product improvement studies in the second quarter of 2024 when compared with the second quarter of 2023.
For the six months ended June 30, 2024, research and development expenses were $837,000, compared to $768,000 for the six months ended June 30, 2023. The $69,000 increase was primarily due to the realignment of the focus of our field development personnel to research and development activities, lower overhead allocation, and increased costs related to the expansion of facilities and supplies and maintenance related to research and development efforts. These increases were partially offset by lower consulting and legal fees required for research and development purposes, combined with lower expenses overall related to field and product improvement studies in the first half of 2024 when compared with the first half of 2023.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023		2024	2023
Personnel (including stock-based compensation)	$633	$890	$(257)	$1,495	$1,793	$(298)
Professional fees	352	419	(67)	666	871	(205)
Marketing	71	63	8	144	117	27
Licensed software	61	63	(2)	130	128	2
Insurance	62	93	(31)	123	179	(56)
Travel and entertainment	56	53	3	115	127	(12)
Facilities	40	39	1	80	77	3
Other	109	141	(32)	239	219	20
Total	$1,384	$1,761	$(377)	$2,992	$3,511	$(519)
Selling, general and administrative expenses were $1.4 million for the second quarter of 2024, as compared to $1.8 million for the second quarter of 2023. The decrease of $377,000 was primarily due to lower personnel-related expenses resulting from both lower headcount and stock-based compensation, combined with lower professional fees and insurance costs. Consulting fees related to marketing efforts are lower in the second quarter of 2024 when compared with the second quarter of 2023 due to changes in our overall marketing program and lower legal fees. The changes in legal fees are due to the settlement of a legal matter in November 2023. Additionally, our insurance cost is lower resulting from both policy and rate changes. In the second quarter of 2023, personnel costs included severance costs of $119,000 related to the termination of our former Chief Revenue Officer.
For the six months ended June 30, 2024, selling, general and administrative expenses were $3.0 million, compared to $3.5 million for the six months ended June 30, 2023. The $519,000 decrease was primarily due to lower personnel-related expenses resulting from both lower headcount and stock-based compensation, combined with lower professional fees and insurance costs. Consulting fees related to marketing efforts are lower in the first half of 2024 when compared with the first half of 2023 due to changes in our overall marketing program and lower legal fees. The changes in legal fees are due to the settlement of a legal matter in November 2023. Additionally, our insurance cost is lower resulting from both policy and rate changes. In the second quarter of 2023, personnel costs includes severance costs of $119,000 related to the termination of our former Chief Revenue Officer.
Other Income, Net
Other income, net for the second quarter of 2024 consisted of interest income of $22,000, partially offset by interest expense of $5,000, compared with the second quarter of 2023, which consisted of interest income of $7,000.
Interest income was higher due to a combination of a higher average balance of cash and cash equivalents and a higher interest rate during the second quarter of 2024 when compared with the second quarter of 2023. Interest expense in the second quarter of 2024 relates to the notes payable entered into beginning in late 2023 for the purchase of certain equipment.
For the six months ended June 30, 2024, other income, net, consisted of interest income of $37,000, partially offset by interest expense of $9,000, compared with the six months ended June 30, 2023, which consisted of interest income of $15,000. The higher interest income was due to a combination of a higher average balance of cash and cash equivalents and higher interest rate in the first half of 2024 when compared to the first half of 2023.

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
Through June 30, 2024, we have received net proceeds of $101.8 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $4.6 million in net product sales and an aggregate of $1.7 million from licensing fees. As of June 30, 2024, we had an accumulated deficit of $133.3 million and cash and cash equivalents of $2.0 million.
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
Based upon our current operating plan, we expect that cash and cash equivalents at June 30, 2024, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next three months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of our fertility control products in the United States and internationally. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next six months, and we are unable to raise the necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
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
Capital Resources
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents, beginning of period	$5,395	$4,775
Net cash provided by (used in):
Operating activities	(3,416)	(3,757)
Investing activities	(41)	(21)
Financing activities	14	1,199
Decrease in cash and cash equivalents	(3,443)	(2,579)
Cash and cash equivalents, end of period	$1,952	$2,196
Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization and stock-based compensation included in operating results during a given period.
During the six months ended June 30, 2024, operating activities used $3.4 million of cash, resulting from our net loss of $3.4 million and net changes in our operating assets and liabilities of $248,000, partially offset by net non-cash charges of $248,000, consisting primarily of stock-based compensation and depreciation and amortization expense. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our continued efforts to commercialize our products, combined with research and development costs related to our continued efforts on formulations of new products and improvements to existing products. Net cash used by changes in our operating assets and liabilities consisted primarily of increases in accounts receivable of $150,000, inventory of $104,000 and prepaid expenses of $76,000, partially offset by an increase in accounts payable and accrued expenses of $88,000.
During the six months ended June 30, 2023, operating activities used $3.8 million of cash, resulting from our net loss of $4.0 million, partially offset by net changes in our operating assets and liabilities of $130,000 and by non-cash charges of $403,000, consisting primarily of stock-based compensation and depreciation and amortization expense. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our efforts to commercialize our products, combined with costs related to our research and development efforts. Net cash used by changes in our operating assets and liabilities consisted of a net decreases in accounts payable and accrued expenses of $359,000, partially offset by decreases in prepaid expenses of $92,000, inventory of $88,000, and accounts receivable of $71,000.
Cash Flows from Investing Activities—Cash flows used in investing activities primarily consist of the purchase of property and equipment, offset by any proceeds received in connection with sales of property and equipment. During the six months ended June 30, 2024 and 2023, cash flows used in investing activities consisted of property and equipment purchases.
Cash Flows from Financing Activities—Financing activities provide cash for both day-to-day operations and capital requirements as needed. During the six months ended June 30, 2024, net cash provided by financing activities consisted of proceeds received from notes payable of $25,000, proceeds received from the exercise of warrants of $6,000, partially offset by repayments on notes payable of $17,000. During the six months ended June 30, 2023, net cash provided by financing activities consisted of net proceeds of $1.2 million from the issuance of common stock, slightly offset by the payment of employee withholding taxes related to share-based awards of $11,000.
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
Item 5. Other Information
During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibit Number	Description

1.1*	At The Market Offering Agreement, dated as of June 20, 2024, by and between SenesTech, Inc. and H.C. Wainwright & Co., LLC (Form 8-K filed June 20, 2024, Exhibit 1.1 (File no. 001-37941)).
3.1(a)*	Certificate of Amendment to Amended and Restated Certificate of Incorporation of SenesTech, Inc. (Form 8-K filed July 23, 2024, Exhibit 3.1(a) (File no. 001-37941)).
10.1*	SenesTech, Inc. 2018 Equity Incentive Plan, as amended (Form 8-K filed July 15, 2024, Exhibit 10.1 (File no. 001-37941)).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Incorporated by reference as indicated.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC.

Date: August 8, 2024	By:	/s/ Joel L. Fruendt
Joel L. Fruendt
President and Chief Executive Officer

Date: August 8, 2024	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Executive Vice President, Chief Financial Officer, Treasurer and Secretary