Form 10-Q
period 2024-09-30
SenesTech, Inc.
filed 2024-11-12
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-37941
SENESTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2079805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 W. Pinnacle Peak Road, Suite B104
Phoenix, AZ	85027
(Address of principal executive offices)	(Zip Code)
(928) 779-4143
(Registrant’s telephone number, including area code)
23460 N 19th Ave., Suite 110, Phoenix, AZ 85027
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of November 8, 2024: 1,033,644

SENESTECH, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SENESTECH, INC.
CONDENSED BALANCE SHEETS
(In thousands, except shares and per share data)

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,518	$5,395
Accounts receivable, net	214	95
Prepaid expenses and other current assets	360	388
Inventory, net	880	795
Total current assets	3,972	6,673
Right to use assets, operating leases	39	210
Property and equipment, net	380	388
Other noncurrent assets	58	22
Total assets	$4,449	$7,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128	$150
Accrued expenses	394	368
Current portion of operating lease liability	41	217
Current portion of notes payable	53	33
Deferred revenue	12	18
Total current liabilities	628	786
Notes payable, less current portion	170	156
Total liabilities	798	942
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,020,842 shares issued and 1,012,549 shares outstanding as of September 30, 2024 and 514,003 shares issued and outstanding as of December 31, 2023	1	1
Additional paid-in capital	138,492	136,263
Accumulated deficit	(134,842)	(129,913)
Total stockholders’ equity	3,651	6,351
Total liabilities and stockholders’ equity	$4,449	$7,293
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net	$482	$360	$1,356	$898
Cost of sales	167	184	657	488
Gross profit	315	176	699	410
Operating expenses:
Research and development	451	379	1,288	1,147
Selling, general and administrative	1,411	1,748	4,403	5,259
Total operating expenses	1,862	2,127	5,691	6,406
Loss from operations	(1,547)	(1,951)	(4,992)	(5,996)
Other income (expense):
Interest income	11	4	48	19
Interest expense	(6)	—	(15)	—
Miscellaneous income	29	—	30	—
Other income, net	34	4	63	19
Net loss and comprehensive loss	$(1,513)	$(1,947)	$(4,929)	$(5,977)
Weighted average shares outstanding - basic and diluted	729,400	34,805	586,628	25,315
Net loss per share - basic and diluted	$(2.07)	$(55.93)	$(8.40)	$(236.10)
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,929)	$(5,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115	104
Stock-based compensation	246	467
Bad debt expense	2	(4)
Gain on sale of property and equipment	(28)	—
Changes in operating assets and liabilities:
Accounts receivable	(121)	34
Prepaid expenses and other current assets	28	(7)
Inventory	(85)	150
Other assets	(41)	(3)
Accounts payable	(22)	(393)
Accrued expenses	26	111
Deferred revenue	(6)	(29)
Net cash used in operating activities	(4,815)	(5,547)

Cash flows from investing activities:
Purchase of property and equipment	(69)	(114)
Proceeds received from sale of property and equipment	28	—
Net cash used in investing activities	(41)	(114)

Cash flows from financing activities:
Proceeds from the exercise of warrants, net	1,983	—
Proceeds from issuances of common stock, net	—	2,998
Proceeds from issuance of notes payable	25	44
Repayments of notes payable	(29)	—
Payment of employee withholding taxes related to share based awards	—	(11)
Net cash provided by financing activities	1,979	3,031

Decrease in cash and cash equivalents	(2,877)	(2,630)
Cash and cash equivalents, beginning of period	5,395	4,775
Cash and cash equivalents, end of period	$2,518	$2,145

Supplemental cash flow information is as follows:
Interest paid	$15	$—
Income taxes paid	$—	$—
Non-cash investing and financing activities:
Note payable incurred for the purchase of certain equipment	38	10
See accompanying notes to condensed financial statements.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Nature of Business
SenesTech, Inc. (subsequently referred to in this report as “we,” “us,” “our,” or “our company”) was incorporated in the state of Nevada in July 2004. On November 12, 2015, we subsequently reincorporated in the state of Delaware. Our corporate headquarters and manufacturing site are in Phoenix, Arizona. We have developed and are commercializing a global, proprietary technology for managing animal pest populations, initially rat and mouse populations, through fertility control. Our current products are known as ContraPest®, EvolveTM and Evolve Mouse.
Our initial product ContraPest is a liquid bait containing the active ingredients 4-vinylcyclohexene diepoxide and triptolide. ContraPest limits reproduction of male and female rats beginning with the first breeding cycle following consumption. ContraPest is being marketed for use in controlling Norway and roof rat populations. In addition to the U.S. Environmental Protection Agency (“EPA”) registration of ContraPest, we must obtain registration from the various state regulatory agencies prior to selling in each state. To date, we have received registration for ContraPest in all 50 states and the District of Columbia (49 such states and the District of Columbia have approved the removal of the Restricted Use designation), as well as two major U.S. territories, Puerto Rico and The U.S. Virgin Islands.
In January 2024, we launched Evolve, which is a soft bait containing the active ingredient cottonseed oil. Evolve limits reproduction of male and female rats beginning with the first breeding cycle following consumption. Evolve is considered a minimum risk pesticide under the EPA Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), Section 25(b). We must obtain registration from the various state regulatory agencies that do not accept the federal exemption. To date, we are authorized to sell Evolve in 45 states, and two major U.S. territories, Puerto Rico and The U.S. Virgin Islands.
In May 2024, we launched our latest product Evolve Mouse, a modified version of our soft bait technology containing the active ingredient cottonseed oil. Evolve Mouse limits reproduction of male and female mice after one to two breeding cycles following consumption. Evolve Mouse is also considered a minimum risk pesticide under the EPA’s FIFRA, Section 25(b). We must obtain registration from the various state regulatory agencies that do not accept the federal exemption. To date, we are authorized to sell Evolve Mouse in 34 states, with an additional state authorized effective January 1, 2025.
Going Concern
Our condensed financial statements as of September 30, 2024 were prepared under the assumption that we would continue as a going concern. The reports of our independent registered public accounting firm that accompanies our financial statements for each of the years ended December 31, 2023 and December 31, 2022 contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, we have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we encounter continued issues or delays in the commercialization of fertility control products, our expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through additional financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.
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
As of September 30, 2024, we had an accumulated deficit of $134.8 million and cash and cash equivalents of $2.5 million.
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
Based upon our current operating plan, we expect that cash and cash equivalents at September 30, 2024, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next four months.
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
Condensed Financial Statements
Our accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2024, and our operating results and cash flows for the nine month periods ended September 30, 2024 and 2023. The accompanying financial information as of December 31, 2023 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.
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
Advertising Costs
Advertising costs are expensed as incurred and were $58,000 and $57,000 for the three months ended September 30, 2024 and 2023, respectively, and $180,000 and $147,000 for the nine months ended September 30, 2024 and 2023, respectively.
Comprehensive Loss
We have no other comprehensive income items for the periods presented. As a result, our net loss and comprehensive loss were the same for the periods presented, and a separate statement of comprehensive loss is not included in the accompanying condensed financial statements.
NOTE 2: BALANCE SHEET COMPONENTS
Cash and Cash Equivalents
Highly liquid investments with maturities of three months or less as of the date of acquisition are classified as cash equivalents, of which we had $2.5 million and $5.4 million as of September 30, 2024 and December 31, 2023, respectively, included within cash and cash equivalents in the condensed balance sheets.
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable	$218	$99
Allowance for uncollectible accounts	(4)	(4)
Accounts receivable, net	$214	$95
The following was the activity in the allowance for uncollectible accounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance as of beginning of period	$4	$4	$4	$6
Increase in provision	—	2	—	2
Amounts written off, less recoveries	—	(4)	—	(6)
Balance as of end of period	$4	$2	$4	$2
Inventory, net
Inventory, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$765	$747
Finished goods	115	53
Total inventory	880	800
Less: reserve for obsolescence	—	(5)
Inventory, net	$880	$795

The following was the activity in the reserve for obsolescence (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance as of beginning of period	$—	$18	$5	$18
Increase in reserve	—	—	—	—
Amounts relieved	—	—	(5)	—
Balance as of end of period	$—	$18	$—	$18
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Equity offering costs	$132	$—
Software licenses	82	152
Insurance	52	64
Professional services	30	30
Rent	29	11
Prepaid inventory	—	111
Other	35	20
Total prepaid expenses and other current assets	$360	$388

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Research and development equipment	$1,801	$1,763
Office and computer equipment	494	808
Autos	54	54
Furniture and fixtures	46	41
Leasehold improvements	152	141
Total in service	2,547	2,807
Accumulated depreciation and amortization	(2,201)	(2,419)
Total in service, net	346	388
Construction in progress	34	—
Property and equipment, net	$380	$388
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Compensation and related benefits	$377	$232
Legal and consulting professional services	14	121
Product warranty	3	15
Total accrued expenses	$394	$368
Notes Payable
We have financing arrangements related to the purchase of certain equipment. The notes payable for that certain equipment have a weighted average annual interest rate of 9.8% with a term of five years and are secured by the underlying equipment.
As of September 30, 2024, future principal payments were as follows (in thousands):

2024	$13
2025	54
2026	60
2027	49
2028	44
Thereafter	3
Total principal payments	223
Less: current portion of notes payable	(53)
Notes payable, less current portion	$170
NOTE 3: FAIR VALUE MEASUREMENTS
The carrying amounts of our financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short maturities. Notes payable are recorded at amortized cost, which approximates fair value.

NOTE 4: LEASES
In August, we entered into an operating lease for a new location for our corporate headquarters and manufacturing and research operations, which commences in April 2025, when we take physical possession, and expires in 2035. Our current operating lease for our corporate headquarters expires in 2024.
The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$57	$55	$170	$166
As of September 30, 2024, maturities of operating lease liabilities were as follows (in thousands):

2024	$41
Total operating lease payments	41
Less: imputed interest	—
Total operating lease liabilities	$41
NOTE 5: STOCK-BASED COMPENSATION
In 2018, our stockholders approved the adoption of the SenesTech, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), which provides for the issuance of stock-based instruments, such as stock options or restricted stock units, to employees or consultants as deemed appropriate. The 2018 Plan has since been amended and restated on certain occasions, most recently on July 11, 2024, when our stockholders approved an increase to the total number of authorized shares to 207,071 shares.
Currently, only stock options are outstanding under the 2018 Plan, which are generally issued with a per share exercise price equal to the fair market value of our common stock at the date of grant. Options granted generally vest ratably over a 12- to 36-month period coinciding with their respective service periods, with terms generally of ten years. Certain stock option awards provide for accelerated vesting upon a change in control.
We have 60,008 shares of common stock available for issuance under the 2018 Plan, which reflects the increase to the total number of authorized shares of 200,000 shares approved by our stockholders on July 11, 2024.

The following table presents the outstanding stock option activity:

	Number of Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Three months ended September 30, 2024:
Outstanding as of June 30, 2024	4,533		$899.48	3.8
Granted	143,312		2.81	9.9
Expired	(9)		45,013.33	—
Outstanding as of September 30, 2024	147,836	(1)	27.56	9.7
Nine months ended September 30, 2024:
Outstanding as of December 31, 2023	3,643		1,197.00	4.0
Granted	144,204		2.83	9.9
Forfeited	(2)		1,965.36	3.0
Expired	(9)		45,013.33	—
Outstanding as of September 30, 2024	147,836	(1)	27.56	9.7
Exercisable as of September 30, 2024	6,274		557.32	5.8
(1) Includes options related to 823 shares that are inducement awards and not granted under the 2018 Plan.
The weighted average grant date fair value of options granted during the nine months ended September 30, 2024 was $2.73 per share based on the following assumptions used in the Black-Scholes option pricing model:

Expected volatility	128.0%
Expected dividend yield	—
Expected term (in years)	10
Risk-free interest rate	3.83%
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
The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$5	$3	$13	$12
Selling, general and administrative (1)	68	128	233	455
Total stock-based compensation expense	$73	$131	$246	$467
(1) Includes $44,000 and $100,000 related to stock issued in exchange for marketing services for the three and nine month periods ended September 30, 2023.
The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.

At September 30, 2024, the total compensation cost related to unvested options not yet recognized was $439,000, which will be recognized over a weighted average period of 2.0 years, assuming the employees and non-employees complete their service period required for vesting.
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
Activity in equity during the nine month periods ended September 30, 2024 and 2023 was as follows (dollars in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
2024
Balances as of December 31, 2023	514,003	$1	$136,263	$(129,913)	$6,351
Stock-based compensation	—	—	85	—	85
Issuance of common stock upon exercise of warrants	460	—	6	—	6
Net loss	—	—	—	(1,832)	(1,832)
Balances as of March 31, 2024	514,463	1	136,354	(131,745)	4,610
Stock-based compensation	—	—	88	—	88
Issuance of common stock for fractional shares in the 10:1 reverse stock split	877	—	—	—	—
Net loss	—	—	—	(1,584)	(1,584)
Balances as of June 30, 2024	515,340	1	136,442	(133,329)	3,114
Stock-based compensation	—	—	73	—	73
Issuance of common stock upon exercise of warrants, net	505,502	—	1,977	—	1,977
Net loss	—	—	—	(1,513)	(1,513)
Balances as of September 30, 2024	1,020,842	$1	$138,492	$(134,842)	$3,651
2023
Balances as of December 31, 2022	6,748	$—	$127,482	$(122,203)	$5,279
Stock-based compensation	—	—	166	—	166
Issuance of common stock upon exercise of warrants	10,250	—	—	—	—
Issuance of shares pursuant to the vesting of restricted stock units, net of shares withheld for taxes	111	—	(11)	—	(11)
Issuance of common stock for service	454	—	100	—	100
Net loss	—	—	—	(2,037)	(2,037)
Balances as of March 31, 2023	17,563	—	127,737	(124,240)	3,497
Stock-based compensation	—	—	113	—	113
Issuance of common stock, net of issuance costs	7,143	—	1,210	—	1,210
Net loss	—	—	—	(1,993)	(1,993)
Balances as of June 30, 2023	24,706	—	129,060	(126,233)	2,827
Stock-based compensation	—	—	88	—	88
Issuance of common stock upon exercise of warrants, net	2,625	—	1,788	—	1,788
Net loss	—	—	—	(1,947)	(1,947)
Balances as of September 30, 2023	27,331	$—	$130,936	$(128,180)	$2,756
In August 2024, we issued 505,502 shares pursuant to the exercise of warrants. Certain warrant holders were induced to exercise warrants by reducing the exercise price to the then current market price of our common stock (the “Warrant Inducement”). The original warrants consisted of 48,911 shares issued August 24, 2023 with an exercise price of $86.40 per share and a weighted average remaining life of 2.1 years (the “August 2023 Original Warrants”) and 456,591 shares issued November 29, 2023 with an exercise price of $13.00 per share and a weighted average remaining life of 2.5 years (the “November 2023 Original Warrants”) (collectively, the “Original Warrants”). The Original Warrants were exercised for $4.60 per share for gross proceeds of $2.3 million, before deducting $340,000 of issuance costs. Of the 505,502 shares issued, 8,293 shares were held in abeyance as of September 30, 2024 and not considered outstanding until certain conditions are met, at which time such shares will become outstanding. The balance of the shares in abeyance will be held in abeyance until notice from the stockholder that the balance, or portion thereof, may be issued in compliance with a beneficial ownership limitation provision in the warrants. Such shares were released from abeyance in October.
In connection with the Warrant Inducement transaction, new warrants to purchase 1,036,279 shares of our common stock were issued, which are discussed in Note 7.
In June 2024, we entered into an at-the-market offering arrangement with a sales agent, pursuant to which we may offer and sell, from time to time at our sole discretion, in transactions that are deemed to be “at the market” offerings under the Securities Act of 1933, as amended (the “Securities Act”), shares of our common stock for aggregate gross proceeds of up to $1,575,944 (“ATM Facility”). The offer and sale of shares will be made pursuant to a previously filed shelf registration statement on Form S-3 (Registration no. 333-261227), originally filed with the SEC on November 19, 2021 and amended on May 4, 2022, and declared effective by the SEC on May 6, 2022, and the related prospectus supplement related to the offering of shares dated June 20, 2024, and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act. As of September 30, 2024, we have not sold any shares under this ATM Facility and there are 315,189 shares of common stock reserved for potential issuance under the ATM Facility.

NOTE 7: COMMON STOCK WARRANTS
The following table presents the common stock warrant activity:

Issue Date	Warrant Type	Term Date	Exercise Price	Balance December 31, 2023	Issued	Exercised	Expired	Balance September 31, 2024
July 2019	Dealer Manager	July 2024	$81,000.00	3	—	—	(3)	—
January 2020	Registered Direct Offering	July 2025	$21,600.00	60	—	—	—	60
January 2020	Dealer Manager	July 2025	$24,000.00	4	—	—	—	4
March 2020	Dealer Manager	March 2025	$9,015.12	4	—	—	—	4
April 2020	Dealer Manager	April 2025	$9,528.00	47	—	—	—	47
April 2020	Registered Direct Offering	April 2025	$7,320.00	20	—	—	—	20
October 2020	Dealer Manager	April 2026	$5,174.40	34	—	—	—	34
February 2021	Private Placement Agreement	August 2026	$5,318.40	540	—	—	—	540
February 2021	Dealer Manager	August 2026	$6,835.40	136	—	—	—	136
March 2021	Dealer Manager	March 2026	$6,000.00	60	—	—	—	60
November 2022	Dealer Manager	November 2027	$525.000	892	—	—	—	892
April 2023	Series C	October 2028	$194.40	7,142	—	—	—	7,142
April 2023	Dealer Manager	April 2028	$262.50	534	—	—	—	534
August 2023	Private Inducement	September 2024	$86.42	23,810	—	(23,810)	—	—
August 2023	Private Inducement	August 2028	$86.42	25,101	—	(25,101)	—	—
August 2023	Dealer Manager	August 2028	$108.04	1,222	—	—	—	1,222
November 2023	Series D	November 2028	$13.00	381,615	—	(230,589)	—	151,026
November 2023	Series E	May 2025	$13.00	307,460	—	(226,462)	—	80,998
November 2023	Dealer Manager	November 2028	$16.25	28,844	—	—	—	28,844
August 2024	Series F-1	August 2029	$4.35	—	571,318	—	—	571,318
August 2024	Series F-2	February 2026	$4.35	—	439,686	—	—	439,686
August 2024	Dealer Manager	August 2029	$5.75	—	25,275	—	—	25,275
				777,528	1,036,279	(505,962)	(3)	1,307,842

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2023	777,528	$29.53	3.4
Issued	1,036,279	4.38	3.4
Exercised	(505,962)	4.61	—
Expired	(3)	81,000.00	—
Outstanding as of September 30, 2024	1,307,842	12.63	3.3

During the nine months ended September 30, 2024:
•In August, warrants were issued to the investors in the Warrant Inducement transaction discussed in Note 6 to purchase up to 1,011,004 shares of our common stock. These warrants are exercisable immediately with an exercise price of $4.35 per share, with 571,318 expiring August 23, 2029 (5-Year New Warrants) and 439,686 expiring February 23, 2026 (18-Month New Warrants). We estimated the fair value of the 5-Year New Warrants to be $1.9 million using a Black-Scholes model based on the following significant inputs: common stock price of $4.10 per share; volatility of 118%; term of 5 years; dividend yield of 0%; and risk-free rate of 3.6%. The fair value of the 18-Month New Warrants was estimated to be $1.2 million using the Black-Scholes model based on the following significant inputs: common stock price of $4.10 per share; volatility of 153%; term of 1.5 years; dividend yield of 0%; and risk-free rate of 4.1%.
•In August, placement agent warrants were issued to purchase up to 25,275 shares of our common stock. The placement agent warrants are exercisable immediately upon issuance, with an exercise price per share of $5.75 per share, and expire August 23, 2029. We estimated the fair value of these warrants to be $83,000 using a Black-Scholes model based on the following significant inputs: common stock price of $4.10 per share; volatility of 118%; term of 5 years; dividend yield of 0%;and risk-free interest rate of 3.6%.
•In August, the Original Warrants representing 505,502 shares of common stock were exercised for $4.60 per share. The terms of the Original Warrants were modified in order to induce exercise. See Warrant Inducement discussion in Note 6. The difference between the fair value of the warrants immediately prior to modification and immediately after modification was $386,000 using the Black-Scholes model based on the following significant inputs:
◦For the August 2023 Original Warrants related to 48,911 shares: common stock price of $4.10 per share; volatility of 151%; term of 2.1 years; dividend yield of 0%; and risk-free rate of 3.9%; and
◦For the November 2023 Original Warrants related to 456,591 shares: common stock price of $4.10 per share; volatility of 140%; term of 2.5 years; dividend yield of 0%; and risk-free rate of 3.8%.
•In January, warrants representing 460 shares of common stock were exercised with an exercise price of $13.00 per share.
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
The following shares were excluded from the calculation of diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock warrants	—	25,938	370,326	327,751
Stock options	43,889	—	84,293	4,283
	43,889	25,938	454,619	332,034

NOTE 9: SEGMENT INFORMATION
We operate in one segment: the formulation, development, marketing and sale of fertility control products for use in managing pest populations. We generate our revenue from six broad product markets: agribusiness, pest management, facilities management, industrial, consumer, and governmental agencies.
Geographic Information
Revenue by geographic region was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$482	$360	$1,314	$898
International	—	—	42	—
	$482	$360	$1,356	$898
Significant Customers
The percentage of revenue attributable to our distributors and to customers that represented 10% or more of revenue in at least one of the periods presented, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
All distributors	41%	19%	41%	12%
Distributor A	6	6	10	3
Distributor B	14	—	8	—
The following accounts represented at least 10% of total accounts receivable in at least one of the periods presented:

	September 30, 2024	December 31, 2023
Distributor A	43%	13%
End customer A	—%	19%
End customer B	—%	13%
NOTE 10: SUBSEQUENT EVENTS
Since September 30, 2024, we have issued 12,802 shares of common stock pursuant to the ATM Financing for gross proceeds of $38,000.
We have evaluated subsequent events from the balance sheet date through November 12, 2024, the date at which the condensed financial statements were issued, and determined that there were no additional items that require adjustment to or disclosure in the condensed financial statements.

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
•our expectation that cash and cash equivalents at September 30, 2024, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next four months;
•our expectation that significant expenses and operating losses will continue for the near future;
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

•our ability to further develop our product offerings and manufacturing processes to contain costs while being able to scale to meet future demand of fertility control products and any other product candidates for which we receive regulatory approval;
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
•our ability to retain and attract key personnel to develop, operate, and grow our business; and
•our ability to meet our working capital needs.
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
Through September 30, 2024, we received net proceeds of $103.8 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $1.7 million from licensing fees and an aggregate of $5.0 million in net product sales. As of September 30, 2024, we had an accumulated deficit of $134.8 million and cash and cash equivalents of $2.5 million.
We have incurred significant operating losses every year since our inception, with a net loss of $4.9 million for the nine months ended September 30, 2024, with $1.5 million for the three months ended September 30, 2024. We expect to continue to incur significant expenses and generate operating losses for at least the next six months.
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
Based upon our current operating plan, we expect that cash and cash equivalents at September 30, 2024, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next four months.
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

Results of Operations
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2024	2023		2024	2023
Revenues, net	$482	$360	34%	$1,356	$898	51%
Cost of sales	167	184	(9)%	657	488	35%
Gross profit	315	176	79%	699	410	70%
Operating expenses:
Research and development	451	379	19%	1,288	1,147	12%
Selling, general and administrative	1,411	1,748	(19)%	4,403	5,259	(16)%
Total operating expenses	1,862	2,127	(12)%	5,691	6,406	(11)%
Loss from operations	(1,547)	(1,951)	(21)%	(4,992)	(5,996)	(17)%
Other income, net	34	4	750%	63	19	232%
Net loss	$(1,513)	$(1,947)	(22)%	$(4,929)	$(5,977)	(18)%
Revenues
Sales, net of sales discounts and promotions, were $482,000 for the third quarter of 2024, compared to $360,000 for the third quarter of 2023. The $122,000 increase was driven by the launch of our latest Evolve product offerings, partially offset by a decrease in the number of units sold of our existing ContraPest product offerings. Launched in January 2024, and expanded during 2024 with variations in product offerings, Evolve is a soft bait containing the active ingredient cottonseed oil and represented approximately 68%, or $330,000, of revenues for the third quarter of 2024. Partially offsetting this increase, was a decline in revenue related to our ContraPest product offerings in the third quarter of 2024 when compared with the third quarter of 2023. Limited erosion of demand for ContraPest products is expected as Evolve products are accepted in the marketplace.
For the nine months ended September 30, 2024, sales were $1,356,000, compared to $898,000 for the nine months ended September 30, 2023. The $458,000 increase was driven by our latest Evolve product offerings through 2024, which represented approximately 63%, or $849,000, of revenues for the nine months ended September 30, 2024. This increase was offset by a decrease related to a lower number of units sold of our existing ContraPest product offering the Elevate Bait System in the nine months ended September 30, 2024 when compared with the nine months ended September 30, 2023.
Cost of Sales
Cost of sales consists of costs related to products sold, including scrap and reserves for obsolescence, as well as shipping costs when charged to the customer. Cost of sales was $167,000, or 34.6% of net sales, for the third quarter of 2024, compared to $184,000, or 51.2% of net sales, for the third quarter of 2023. The lower cost of net sales is largely due to a shift in the mix of products sold, and declined largely driven by our latest product offering, Evolve, which launched in January 2024. Shipping costs, which impacts gross profit margin, was 13% and 12% of cost of sales in the third quarter of 2024 and 2023, respectively.
For the nine months ended September 30, 2024, cost of sales was $657,000, or 48.5% of net sales, compared to $488,000, or 54.4% of net sales, for the nine months ended September 30, 2023. Cost of sales in 2024 was impacted during the first few months of 2024 from the higher cost of a key ingredient for our new Evolve product as we transitioned from development-stage raw materials pricing to production-level raw materials pricing. Cost of sales in 2023 was impacted by the scrapping of defective trays no longer used in our products in the first quarter of 2023.
Gross Profit
Gross profit for the third quarter of 2024 was $315,000, for a gross profit margin of 65.4%, compared to a gross profit of $176,000, or a gross profit margin of 48.8%, for the third quarter of 2023. Higher gross profit margin was driven by a shift in the mix of products sold, and increased due to our latest product offering Evolve, which launched in January 2024. This increase was partially offset by lower gross profit margin related to a shift in the mix of sales through our sales channels, with higher sales to distributors in the third quarter of 2024 when compared with the third quarter of 2023.
For the nine months ended September 30, 2024, gross profit was $699,000, for a gross profit margin of 51.5%, compared to $410,000, gross profit margin of 45.6%, for the nine months ended September 30, 2023. The gross profit margin in 2024 was impacted by both the higher-than-expected cost of a key ingredient in our new Evolve product during the first quarter, combined with an increased proportion of our sales coming from distributors, who are offered a lower price due to the quantities purchased. The gross profit margin in 2023 was impacted by the higher cost of sales related to the scrapping of defective tanks no longer used in our products.
Research and Development Expenses
Research and development expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023		2024	2023
Personnel (including stock-based compensation)	$282	$231	$51	$810	$687	$123
Facility-related	47	28	19	124	79	45
Depreciation	34	28	6	94	84	10
Supplies and maintenance	12	34	(22)	72	81	(9)
Professional fees	32	34	(2)	66	112	(46)
Stability studies, materials and testing	33	1	32	67	55	12
Other	11	23	(12)	55	49	6
Total	$451	$379	$72	$1,288	$1,147	$141
Research and development expenses were $451,000 for the third quarter of 2024, compared to $379,000 for the third quarter of 2023. The $72,000 increase was primarily due to the realignment of the focus of our field development personnel to research and development activities, lower overhead allocation, and increased costs related to the expansion of facilities and supplies and maintenance related to research and development efforts. These increases were partially offset by lower consulting and legal fees required for research and development purposes, combined with lower expenses overall related to field and product improvement studies in the third quarter of 2024 when compared with the third quarter of 2023.
For the nine months ended September 30, 2024, research and development expenses were $1,288,000, compared to $1,147,000 for the nine months ended September 30, 2023. The $141,000 increase was primarily due to the realignment of the focus of our field development personnel to research and development activities, lower overhead allocation, and increased costs related to the expansion of facilities and supplies and maintenance related to research and development efforts. These increases were partially offset by lower consulting and legal fees required for research and development purposes, combined with lower expenses overall related to field and product improvement studies in 2024 when compared with 2023.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023		2024	2023
Personnel (including stock-based compensation)	$648	$880	$(232)	$2,143	$2,673	$(530)
Professional fees	305	365	(60)	971	1,236	(265)
Marketing	80	82	(2)	224	199	25
Licensed software	57	60	(3)	187	188	(1)
Insurance	59	120	(61)	182	299	(117)
Travel and entertainment	64	53	11	179	180	(1)
Facilities	39	39	—	119	116	3
Other	159	149	10	398	368	30
Total	$1,411	$1,748	$(337)	$4,403	$5,259	$(856)
Selling, general and administrative expenses were $1.4 million for the third quarter of 2024, as compared to $1.7 million for the third quarter of 2023. The decrease of $337,000 was primarily due to lower personnel-related expenses resulting from both lower headcount and stock-based compensation, combined with lower professional fees and insurance costs. Consulting fees related to marketing efforts are lower in the third quarter of 2024 when compared with the third quarter of 2023 due to changes in our overall marketing program, combined with lower legal fees. Additionally, our insurance cost is lower resulting from both policy and rate changes.
For the nine months ended September 30, 2024, selling, general and administrative expenses were $4.4 million, compared to $5.3 million for the nine months ended September 30, 2023. The $856,000 decrease was primarily due to lower personnel-related expenses resulting from both lower headcount and stock-based compensation, combined with lower professional fees and insurance costs. Consulting fees related to marketing efforts are lower for the nine months ended September 30, 2024 when compared with the nine months ended September 30, 2023 due to changes in our overall marketing program, combined with lower legal fees. Additionally, our insurance cost is lower resulting from both policy and rate changes. In the second quarter of 2023, personnel costs includes severance costs of $119,000 related to the termination of our former Chief Revenue Officer.
Other Income, Net
Other income, net for the third quarter of 2024 consisted of miscellaneous income of $29,000 and interest income of $11,000, partially offset by interest expense of $6,000. Other income consisted of interest income of $4,000 for the third quarter of 2023. During the third quarter of 2024, we realized a gain of $28,000 on the sale of equipment, which is included in miscellaneous income. Interest income was higher due to a higher average balance of cash and cash equivalents, partially offset by declining interest rates during the third quarter of 2024 when compared with the third quarter of 2023. Interest expense in the third quarter of 2024 relates to the notes payable entered into beginning in late 2023 for the purchase of certain equipment.
For the nine months ended September 30, 2024, other income, net, consisted of interest income of $48,000 and miscellaneous income of $30,000, partially offset by interest expense of $15,000, compared with the nine months ended September 30, 2023, which consisted of interest income of $19,000. The higher interest income was due to a higher average balance of cash and cash equivalents, partially offset by declining interest rates for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024, miscellaneous income largely consisted of a gain realized on the sale of equipment, while interest expense relates to the notes payable entered into beginning in late 2023 for purchases of certain equipment.

Liquidity and Capital Resources
Liquidity
Since our inception, we have sustained significant operating losses in the course of our research and development activities and commercialization efforts and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees received under a former license. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock, and debt financing, consisting primarily of convertible notes.
Through September 30, 2024, we have received net proceeds of $103.8 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $5.0 million in net product sales and an aggregate of $1.7 million from licensing fees. As of September 30, 2024, we had an accumulated deficit of $134.8 million and cash and cash equivalents of $2.5 million.
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
Based upon our current operating plan, we expect that cash and cash equivalents at September 30, 2024, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next four months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of our fertility control products in the United States and internationally. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next six months, and we are unable to raise the necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
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
Capital Resources
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents, beginning of period	$5,395	$4,775
Net cash provided by (used in):
Operating activities	(4,815)	(5,547)
Investing activities	(41)	(114)
Financing activities	1,979	3,031
Decrease in cash and cash equivalents	(2,877)	(2,630)
Cash and cash equivalents, end of period	$2,518	$2,145
Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization and stock-based compensation included in operating results during a given period.
During the nine months ended September 30, 2024, operating activities used $4.8 million of cash, resulting from our net loss of $4.9 million and net changes in our operating assets and liabilities of $221,000, partially offset by net non-cash charges of $335,000, consisting primarily of stock-based compensation and depreciation and amortization expense. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our continued efforts to commercialize our products, combined with research and development costs related to our continued efforts on formulations of new products and improvements to existing products. Net cash used by changes in our operating assets and liabilities consisted primarily of increases in accounts receivable of $121,000, inventory of $85,000, prepaid expenses of $28,000, and deposits of $41,000, combined with a net decrease in accounts payable and accrued expenses of $4,000.
During the nine months ended September 30, 2023, operating activities used $5.5 million of cash, resulting from our net loss of $6.0 million, partially offset by net changes in our operating assets and liabilities of $137,000 and by non-cash charges of $567,000, consisting primarily of stock-based compensation and depreciation and amortization expense. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our efforts to commercialize our products, combined with costs related to our research and development efforts. Net cash used by changes in our operating assets and liabilities consisted of a net decrease in accounts payable and accrued expenses of $282,000 and deferred revenue of $29,000, partially offset by decreases in inventory of $150,000, and accounts receivable of $34,000.
Cash Flows from Investing Activities—Cash flows used in investing activities primarily consist of the purchase of property and equipment, offset by any proceeds received in connection with sales of property and equipment. During the nine months ended September 30, 2024 and 2023, cash flows used in investing activities consisted of property and equipment purchases. Additionally, during the nine months ended September 30, 2024, net cash used in investing activities was partially offset by proceeds received from the sale of equipment in the amount of $28,000.
Cash Flows from Financing Activities—Financing activities provide cash for both day-to-day operations and capital requirements as needed. During the nine months ended September 30, 2024, net cash provided by financing activities consisted of net proceeds received from the exercise of warrants of $2.0 million and proceeds received from notes payable of $25,000, partially offset by repayments on notes payable of $29,000. During the nine months ended September 30, 2023, net cash provided by financing activities consisted of net proceeds of $3.0 million from the issuance of common stock and proceeds received from notes payable of $44,000, slightly offset by the payment of employee withholding taxes related to share-based awards of $11,000.
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
Item 5. Other Information
During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibit Number	Description

3.1*	Certificate of Amendment to Amended and Restated Certificate of Incorporation of SenesTech, Inc. (Form 8-K filed July 23, 2024, Exhibit no.3.1(a) (File no. 001-37941).
4.1*	Form of Series F-1 Common Stock Purchase Warrant (Form 8-K filed August 23, 2024, Exhibit no. 4.1 (File no. 001-37941)).
4.2*	Form of Series F-2 Common Stock Purchase Warrant (Form 8-K filed August 23, 2024, Exhibit no. 4.2 (File no. 001-37941)).
4.3*	Form of Placement Agent Warrant (Form 8-K filed August 23, 2024, Exhibit no. 4.3 (File no. 001-37941)).
10.1*	SenesTech, Inc. 2018 Equity Incentive Plan, as amended (Form 8-K filed July 15, 2024, Exhibit no. 10.1 (File no. 001-37941).
10.2*	Form of Inducement Letter (Form 8-K filed August 23, 2024, Exhibit no. 10.1 (File no. 001-37941)).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Incorporated by reference as indicated.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC.

Date: November 12, 2024	By:	/s/ Joel L. Fruendt
Joel L. Fruendt
President and Chief Executive Officer

Date: November 12, 2024	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Executive Vice President, Chief Financial Officer, Treasurer and Secretary