Form 10-K
period 2024-12-31
SenesTech, Inc.
filed 2025-03-13
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1b. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Capital Market on such date was approximately $2,968,000. There were 515,340 shares of the registrant’s common stock outstanding on June 30, 2024.
As of March 11, 2025, there were 1,746,930 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SENESTECH, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

Definitions
The abbreviations or acronym defined below are used throughout this Annual Report on Form 10-K:

Abbreviation or Acronym	Definition
ASC	Accounting Standards Codification
EPA	Environmental Protection Agency
ESA	The Endangered Species Act of 1973
Exchange Act	Securities Exchange Act of 1934, as amended
FIFRA	Federal Insecticide Fungicide and Rodenticide Act
U.S. GAAP	Generally accepted accounting principles in the United States
IPM	Integrated pest management
Nasdaq	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
PCAOB	Public Company Accounting Oversight Board
PMP	Pest Management Provider
ROU	Right-of-use
RUP	Restricted use product
SEC	Securities and Exchange Commission
VCD	Vinylcyclohexene diepoxide

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
•our belief that our field research demonstrates more than 90% reduction in rat populations when added to an integrated pest management (“IPM”) with sustained population suppression;
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
•our belief that the use of Evolve can lead to sustained reductions of the rat populations;
•our belief that first and second generation anti-coagulant rodenticides will come under increased scrutiny for non-target exposure and bioaccumulation impacts on non-target species as they travel up the food chain and their use is being restricted or banned in select areas across the United States and globally;
•our belief that the pest industry in the United States has demonstrated a reluctance to adopt new technologies;
•our belief that Evolve qualifies for exemption from registration as a minimum risk pesticide under the United States Environmental Protection Agency’s (the “EPA’s”) Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), Section 25(b);
•our belief that our internal production capabilities allow us to meet our current and anticipated demand through 2025 and beyond;
•our belief that ContraPest or Evolve consumption should not cause rats to become ill or change their behavior, which reduces risks of non-target species exposure;
•our belief that non-registered products being sold online that claims to control rodent reproduction are not competitive products;
•our plan to continue to utilize various forms of stock-based awards to hire, retain and motivate talented employees, consultants and directors;
•our expectation that our expenses may continue and to increase in connection with our ongoing activities, particularly as we advance our commercialization activities;
•our ability to obtain and maintain regulatory approval for our product and product candidates;
•our ability to gain market acceptance, commercial viability and profitability of ContraPest, Evolve and other products;

•our ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue;
•the success of our research and development;
•our belief that our technology can be applied to other mammalian species;
•our ability to retain and attract key personnel to develop, operate and grow our business;
•our ability to meet our working capital needs;
•our belief that our competitive position could be harmed if we fail to obtain or protect our intellectual property rights;
•our belief that our intellectual property rights may not adequately protect our business, or permit us to maintain our competitive advantage;
•our belief that our technology may be found to infringe third party intellectual property rights;
•our belief that product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop;
•our belief that reverse stock splits may decrease the liquidity of the shares of our common stock;
•our belief that raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
•our belief that our share price is volatile, which could subject us to securities class action litigation and your investment in our securities could decline in value;
•our belief that if securities or industry analysts, or other sources of information, do not publish research, or publish inaccurate or unfavorable research or other information about our business, our stock price and trading volume could decline;
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
•our ability to regain and maintain compliance with Nasdaq Capital Market’s (“Nasdaq’s”) continued listing requirements;
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
PART I
ITEM 1.    BUSINESS.
Overview
We have developed and are commercializing products for managing animal pest populations through fertility control. Our current products focus on rat and mouse populations, and are known as: ContraPest, Evolve Rat, and Evolve Mouse.
As far back as we can trace, rodents - and in particular rats - have been foes to mankind. Rodents pose threats to human and animal health, food security and infrastructure around the world, and we have spent centuries trying to mitigate the problems associated with these pests. Rodents are known to be reservoir hosts for at least 60 zoonotic diseases and the potential transmission of these diseases creates a global risk to public health and safety, as well as agriculture. Through consumption and contamination, rats destroy at least 20% of the global stored food supply every year. Additionally, rats cause over $27 billion in damage to public and private infrastructure annually in the United States alone by burrowing beneath foundations and gnawing on electrical wiring, insulation, fire-proofing systems and equipment.
Over the centuries, the most prevalent response to rodent infestations has been an attempt to eliminate them through the use of lethal tools such as traps and rodenticides. However, there are growing concerns about the environmental and ecological impact of rodenticides due to secondary exposure and bioaccumulation, including a push for safer and more humane products as consumer awareness increases. While some of these challenges are of recent concern, the efficacy of how rodent infestations respond has always been limited by their extraordinary reproductive rate.
CONTRAPEST. ContraPest, our initial product, is a liquid bait, containing the active ingredients 4-vinylcyclohexene diepoxide (“VCD”) and triptolide. ContraPest targets the reproductive systems of both male and female rats, is a highly palatable formulation, does not cause illness or changed behavior in rats, and leads to significant reductions in fertility and rat populations. Accordingly, ContraPest is an additional tool to use as part of an IPM program.
On August 2, 2016, the EPA granted an unconditional registration for ContraPest as a Restricted Use Product (“RUP”), requiring purchase or application oversight by a licensed professional. On October 18, 2018, the EPA approved the removal of the RUP designation and ContraPest was reclassified as a general-use pesticide. To date, ContraPest is registered in all 50 states (49 states and the District of Columbia have approved the RUP designation) and two major U.S. territories, Puerto Rico and the U.S. Virgin Islands. On March 10, 2022, the EPA granted a sub-label for ContraPest allowing for an alternative delivery system in a hanging bait station. This sub-label is marketed as Elevate Bait System™ and was designed to target roof rat habitats and infestations.
EVOLVE. The Evolve product line, which began in the form of Evolve Rat, launched in January 2024, and is currently our lead product. Evolve Rat is a soft bait product that is novel to the pest control industry and contains the active ingredient, cottonseed oil. Evolve Rat reduces fertility in both male and female rats. Additionally, its palatable formulation produces high acceptance for sustained consumption even when other sought-after food sources are present. , Evolve Rat does not cause illness in rats and, therefore, it does not change behavior or result in bait aversion. By targeting the reproductive systems of both male and female rats, and with palatability promoting continued consumption, the use of Evolve can lead to sustained reductions of the rat population.
Evolve Rat meets the EPA’s minimum risk pesticide conditions under FIFRA, Section 25(b). Due to its classification, Evolve is exempt from federal registration because it poses little to no risk to human health and the environment. Evolve is also made from food ingredients with tolerance exemptions for both food and nonfood applications, which allows it to be used in agricultural application. There are 10 states that accept the federal exemption for pesticide registration and require no additional determination or approval. In states that do not accept the federal exemption, we must obtain registration from the various state regulatory agencies. To date, we are authorized to sell Evolve in 48 states.
In May 2024, we launched Evolve Mouse, our latest iteration of the Evolve product line. Evolve Mouse is a modified version of our soft bait technology and contains the active ingredient, cottonseed oil. Evolve Mouse limits reproduction of male and female mice and is also considered a minimum risk pesticide under the EPA’s FIFRA, Section 25(b). To date, we are authorized to sell Evolve Mouse in 35 states.
We are continuously enhancing ContraPest and Evolve to align with the unique needs and environments of our customers in our target verticals while simultaneously pursuing regulatory approvals and amendments to our existing U.S. registration to broaden its use and marketability. When regulatory and financial conditions permit, we will seek regulatory approval for additional jurisdictions beyond the United States.
Current Challenges in Pest Control Methodologies
Under ideal conditions, a female rat can yield up to 15,000 descendants in approximately 12 months. Lethal control measures such as traps and rodenticides are often at the forefront of rat control programs. However, this reproduction rate, along with intelligence and genetic resistance to the active ingredients in rodenticides, can negatively impact results of traditional mitigation efforts.
Rodents reach sexual maturity between approximately six to nine weeks of age. Female rats can give birth to six litters per year with an average of five to ten offspring each. Female mice can produce up to ten litters per year with an average of five to six offspring. This prolific breeding can cause populations to rebound quickly even after implementing a lethal control program.
Rodent behavior, either learned or innate, can negatively affect pest control efforts. Neophobia, or the fear and avoidance of new objects, is an innate behavior that often impacts control efforts. Rats avoid bait stations, loose bait, or traps until they are confident that these new objects pose no danger. Rodents will sample new foods and baits to establish palatability and determine if there are any negative side effects, which reduces the likelihood of ingesting a lethal dose of rodenticide. If the rodenticide causes illness in rodents but they survive, they will develop conditioned aversion and avoid such substance in the future.
Resistance to traditional rodenticides creates challenges for rodent control programs. Rodents, like all animals, are hard-wired to survive. Further, some rats can be born with a genetic mutation making them resistant to certain rodenticides. Studies show that resistance is increasing in commensal rodents as resistance can be passed onto offspring who will then carry this resistant trait into future generations.
Because of these factors, traditional rodenticide producers are continually challenged to develop new, more lethal chemicals to control future rat populations.
Rodenticides do not just affect their intended target but can also directly impact other species or transfer through the food chain. Animals that prey or scavenge on poisoned rats such as raptors, large cats, foxes, and other mammals of concern have significant levels of rodenticide present in their bodies due to persistence of the rodenticide in the rat tissue. The Center for Biological Diversity highlights that rodenticides can be lethal to any bird or mammal and their non-selective toxicity endangers various wildlife species. The United States Geological Survey notes that despite regulatory efforts to limit certain rodenticides, exposure and adverse effects in non-target predatory wildlife persist, indicating ongoing environmental risks.
Additionally, there is growing concern about the rise in reported cases of adverse effects that rodenticides have on children and pets due to accidental, direct exposure. The American Society for the Prevention of Cruelty to Animals (“ASPCA”) reports that these substances are highly toxic to cats and dogs leading to severe health issues such as internal bleeding, kidney failure, seizures, or even death. Studies show that anticoagulant rodenticides are the most reported substance causing pet poisonings. The American Association of Poison Control Centers reported the number of human cases between

2011 and 2015 was a cumulative total of 44,095 and 1,029 for long-acting superwarfarin-type and warfarin-type drugs, respectively, and 88% of these involved children under the age of five. In addition to direct exposure to humans, chemicals in rodenticides have also been found as contaminates in the food supply.
In November 2022, the EPA announced an update to its Endangered Species Act of 1973 (“ESA”) Workplan to expand the protection efforts for endangered species potentially affected by rodenticides. In November 2024, the EPA released its final Biological Evaluations for 11 rodenticide active ingredients, assessing their potential effects on approximately 90 endangered species and their critical habitats. These evaluations guide regulatory actions and implement mitigation measures to restrict or condition rodenticide use in areas where endangered species may be present to reduce exposure risks. Such measures include specifying distances between rodenticide application sites and critical habitat to create buffer zones, restricting application by limiting how and where rodenticides can be applied, and requiring training and certification for applicators that ensures safe and targeted use. In addition, they require rodenticide label updates to reflect new usage restrictions, mitigation measures and environmental protection guidelines, which can alter market preference to shift toward more attractive, non-lethal solutions.
Changes to the EPA’s review and registration policies could affect filings with the agency due to expanded test requirements for mammals, birds, reptiles, and critical habitats. ContraPest is not a traditional rodenticide and does not contain the active ingredients under this evaluation. While these requirements (or a subset) do not directly impact our registration, ContraPest is classified in the rodenticide category with the EPA, therefore, updates to ContraPest’s current registration or newly registered products with the agency in the future may be subject to stricter testing requirements or limitations on use. However, ContraPest, under its current registration, and the exemption status of Evolve as a 25b pesticide, offers a distinct competitive advantage in the rodent control market through its alternative non-lethal and environmentally benign products.
Integrated Pest Management and Fertility Control
The most effective, long-term way to manage rodents is by using a combination of tools that work together to magnify the efficacy of the pest management protocol; IPM is based upon this concept. The EPA defines IPM as an effective and environmentally sensitive approach to pest management that relies on a combination of common-sense practices through use of current, comprehensive information on the life cycles of pests and their interaction with the environment. This approach considers the least hazardous and most economical option to people, property, and the environment. An effective IPM program should reduce the existing rat population, while preventing recurrence of the problem thus limiting continual application of hazardous chemicals such as lethal rodenticides.
Based on company field research, the addition of a fertility control product to an IPM program has demonstrated improved efficacy of more than 90% with sustained population suppression. A fertility control program reduces the reproduction and therefore the risk of future population spikes, known in the industry as the rebound effect. Fertility control can also trigger the Allee Effect, which means that when a population becomes too small, it struggles to survive. This happens because it becomes harder for individuals to find mates and to reproduce. As a result, the population declines even faster, helping suppress or even eliminate it. Accordingly, fertility control can reduce the reliance on poisons or their frequency of use, allowing for a pest control program that focus on maintenance only.

Updates to the EPA’s ESA Workplan in November 2024 strongly encourage a shift towards IPM that promotes alternatives to rodenticides, including non-lethal and environmentally safer solutions. This shift aligns with our fertility control products, ContraPest and Evolve. The EPA has indicated a willingness to collaborate with manufacturers and stakeholders to ensure compliance and explore safer alternatives given the recent ESA changes. As the first and only EPA registered liquid contraceptive bait for use on Norway rat and roof rat populations, ContraPest was – and remains – a novel product among a catalog of lethal rodenticides that have dominated the market. The EPA granted us waivers for several studies typically required for new rodenticide products at the time ContraPest was initially registered because of its low risk profile and use characteristics. While there may be limitations to how and where ContraPest can be used, ContraPest’s product features align with the agency’s agenda to provide alternative IPM solutions and allows us the potential opportunity to further expand our partnerships.

Rat Activity Index
Urban City
450
400
350
300
250
200
150
100
50
0
1
2
3
4
5
6
7
8
9
10
11
12
Month
Site A
Site B

Rat Activity Index
Poultry Farm
25
20
15
10
5
0
1
2
3
4
5
6
7
8
9
10
11
12
13
14
Month

(source: company studies)
Other Applications
While our proprietary technology is effective on rat species, our technology can be applied to other mammalian species. We have explored and continue to evaluate fertility control in mice, feral dogs, and other species. This preliminary data indicates potential for the continued development of fertility control technology in general. We believe that the size of the rat control market is sufficient for our near-term focus. We remain open to potentially to licensing our technology for our strategic partners to explore its applicability to other mammalian species.
Business Strategy
Our goal is for fertility control to be a standard tool utilized in pest management in IPM programs across all verticals. We will achieve this through the following:
End User Awareness and Adoption.
Our focus is educating end users on the rapid reproduction rate of rodents, which draws attention to the complex issue of gaining control of an infestation when you do not have control of fertility. As more rodenticides come to market to address rat populations, attention will be drawn to the impact other rodenticides may have on other species due to bioaccumulation, and the benefit of ContraPest and Evolve having a low potential for bioaccumulation. Our fertility control products align with the EPA’s recent push for non-lethal alternatives and reduced environmental impact.
Tailored Value Propositions.
While the general desire to achieve and maintain control of rat populations is universal among end users, each vertical has a specific pain point which may be improved through the use of fertility control. By working with our existing customers and conducting field research, we are understanding and leveraging unique opportunities in our sales strategies across verticals. Our approaches include, but are not limited to the following:
•Product Development. The needs of customers in each vertical vary due to environment and limitations, requiring ongoing innovation, exploration of additional species and the pursuit of additional regulatory approvals for ContraPest and Evolve, both in the United States and globally.

•Strategic Partnerships. Alignment with industry leaders and organizations accelerate awareness, adoption, product innovation and development.
•Efficiencies. Through securing more reliable, affordable suppliers for our raw materials, and continuous development of our manufacturing process, we will be able to increase profits while scaling production to meet rising product demand and the production of additional registered products.
Marketing and Sales Approach
ContraPest and Evolve are differentiated in what is otherwise a very crowded pest control market. They are the only products registered with or exempt from registration by the EPA that restrict fertility in both male and female rats and are designed to be non-lethal. As first and second generation anti-coagulant rodenticides come under increased scrutiny for non-target exposure and bioaccumulation impacts on non-target species as they travel up the food chain, their use is being restricted or banned in select areas across the United States and globally. These increasing restrictions and bans create an opportunity to highlight the safety and efficacy of our products as industry professionals look for alternative tools to serve their customers and gain control of rat and mouse populations through nontraditional means.
Because the pest industry in the United States has demonstrated a reluctance to adopt new technologies, the marketing of fertility control has primarily been aimed at end-user and professional awareness, and penetration of the key verticals of agribusiness distribution, pest management distribution, industrial distribution, retail distribution, international distribution and e-commerce. While pain points and benefits are unique to each vertical, they have shared core value propositions.
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
Raw Materials and Manufacturing Process
The Evolve products contain one active ingredient, cottonseed oil, a plant-derived food product. Evolve also contains several other inactive food ingredients. Currently, we source cottonseed oil from standard food suppliers, and it is available from a variety of sources. Our manufacturing process for Evolve involves the incorporation of our active ingredient, in low concentration, into several inactive ingredients. Once incorporated, the entire product is packaged inside of a casing and cut to length for sale. This process allows Evolve to be delivered to rats and mice in a palatable, effective manner, and it is designed to be non-lethal.
ContraPest contains two active ingredients, VCD, an industrial chemical, and triptolide, a plant derived chemical. ContraPest also contains several other inactive, generally recognized as safe, ingredients. Currently, we source VCD from standard industrial chemical supply providers. Triptolide is derived from the Thunder god vine, Tripterygium wilfordii, which is commonly cultivated and harvested wild in southeastern China and other Asian countries. Triptolide is available from a variety of sources, but the process to purify triptolide for use in ContraPest is expensive. Thus, we are investigating other, less costly sources of triptolide.
Our manufacturing process involves the incorporation of our two active ingredients, in low concentrations, into several inactive ingredients. Once incorporated, the entire product goes through a proprietary process in order to stabilize the final formulation. This process allows ContraPest to be delivered to rats in a palatable, effective manner, and it is designed to be non-lethal.
Currently, we have production scale capability in our facilities in Arizona to manufacture ContraPest and Evolve. Our internal production capabilities allow us to meet our current and anticipated demand through 2025 and beyond.

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
Other Potential Products
We continue to explore the application of ContraPest and Evolve on other species. We expect to continuously evaluate and evolve our current product offerings and, technology and market conditions permitting, introduce additional products.
Competition
Currently, we are unaware of any other non-lethal fertility control products targeting rats that are registered by the EPA. There are non-registered products being sold online that claim to control rodent reproduction. We do not believe these to be competitive products.
Our principal competition is large corporations with greater resources that offer a wider range of products. Generally, these are lethal pest control products largely consisting of rodenticide-based products and other tools that Pest Management Provider (“PMPs”) use in their IPM.
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
United States Review and Approval Processes
In the United States, the EPA regulates the sale, distribution and use of any pesticide under FIFRA. The EPA’s definition of a pesticide includes “any substance or mixture of substances intended for preventing, destroying, repelling, or mitigating any pest.” FIFRA defines a pest as “any insect, rodent, nematode, fungus, or weed.” To register a new product with the EPA, all active ingredients within the product must be registered with the EPA or meet specific exemptions.
The EPA has an exemption under FIFRA, Section 25(b) which exempts certain pesticides from federal registration based on six criteria for minimum risk. Evolve is exempt from registration as a minimum risk pesticide under FIFRA, Section 25(b). All applicable requirements for registration, manufacturing, selling, or distributing into designated sates and territories have been met. Evolve has not been registered by the EPA but is in the process of registering in all 50 states, the District of Columbia, and five major U.S. territories. There are 10 states that accept the federal exemption for pesticide registration within the respective state. For the states that do not accept the federal exemption, we began the registration process for pesticide registration in October 2023. To date, we are authorized to sell Evolve in 48 states.
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
In certain cases, our EPA and state registrations require completion of testing and certifications even after we have received approval for the product or its labeling. We continue to seek compliance with these requirements.
International Review and Approval Processes
With the assistance of in-country distributors, we are pursuing potential international markets and evaluating the regulatory landscapes of each prospective market. Country-specific regulatory laws have provisions that include requirements for certain labeling, safety, efficacy and manufacturers’ quality control procedures to assure the consistency of the product, as well as company records and reports. Some specific in-country studies will be required for particular countries, but others will generally accept an EPA or EU compliant dossier.
Personnel
As of December 31, 2024, we had 23 full-time employees and no part-time employees. Within our workforce, 11 employees are engaged in manufacturing, quality assurance and research and development and 12 employees are engaged in sales, business development, finance, regulatory, human resources, facilities, information technology, and general management and administration.
None of our employees are represented by labor unions or covered by collective bargaining agreements.
Intellectual Property and Other Proprietary Rights
Maintaining a strong position in the rodenticide market requires constant innovation along with a healthy research program to evolve product lines in order to remain competitive and relevant to the needs of the changing global marketplace. We seek to protect our proprietary data and trade secrets with attention to data exchanges among employees, consultants, collaborators and research and trade partners.
Patent Filings
Our intellectual property portfolio supporting ContraPest consists of nine international patent filings (in the United States, Europe, Canada, Brazil, Russia, Japan, Mexico, South Korea and Australia) addressing the ContraPest compound. Claims directed toward the compound include composition-of-matter involving a diterpenoid epoxide or salts thereof in combination with an organic diepoxide, use claims for inducing follicle depletion and for reducing the reproductive capability of a mammalian animal or non-human mammalian population. Issued claims will have a patent term extending to 2033 or longer based on patent term determinations in each of the filing countries. The novelty of ContraPest extends to its method of field distribution and has required innovation to perfect the dosing of our product to rodents. We have filed U.S. and international patent applications covering our novel bait station device to effectively and efficiently deliver our rodent bait at individual bait sites that would, if issued, offer patent term protection through at least 2036.
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
Incorporation and Capital Structure
We were originally incorporated in the State of Nevada in July 2004, and on November 12, 2015, we reincorporated in the State of Delaware. Our corporate headquarters and manufacturing site are in Phoenix, Arizona. On December 8, 2016, we went public and are currently traded on the Nasdaq under the symbol SNES.
In July 2024, we amended our Amended and Restated Certificate of Incorporation to effect a 1-for-10 reverse split of our issued and outstanding shares of common stock. The accompanying financial statements and notes thereto provide retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options and warrants exercisable for common stock, restricted stock units, and per share amounts contained in our financial statements have been retrospectively adjusted.
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

The EPA granted registration approval for ContraPest effective August 2, 2016, and as of July 12, 2018, we have received registration for ContraPest in all 50 states, the District of Columbia, and two major U.S. territories, Puerto Rico and The U.S. Virgin Islands. Evolve, as a FIFRA 25(b) minimum risk pesticide, does not require federal registration with the EPA but is in the process of being registered in all 50 states, the District of Columbia, and five major U.S. territories. To date, we are authorized to sell Evolve in 48 states, and two major U.S. territories, Puerto Rico and The U.S. Virgin Islands. However, we have not yet had significant sales of ContraPest and Evolve, which are our only products to date that are available for commercialization and the generation of revenue.

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

We continue to develop a functional infrastructure for the sales, marketing and distribution of our products; however, the cost of establishing and maintaining such an infrastructure may exceed the cost-effectiveness of doing so. In order to market products, we must continue to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for which we would incur substantial costs. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue to become profitable. Without an effective internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully.

The misuse of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Customers, technicians or service providers could use our products in a manner that is inconsistent with the products’ intended use. We train our marketing personnel and sales representatives to not promote our products for uses outside of the intended use, however, we cannot otherwise prevent all instances of misuse. Further, the marketing and sales representatives that we have hired to help meet the demand for our products may not have received proper training or have the working knowledge needed to adequately advise our customers how to safely use our products. Misuse of our products may cause an increased risk of injury to customers, which could harm our reputation in the marketplace, as well as lead to potential product liability lawsuits.

We are currently operating in a period of economic uncertainty, which has been significantly impacted by geopolitical instability, inflation, increases in interest rates, and other disruptions in credit and financial marktets.

Economic downturns may adversely affect our customers. If consumers restrict their discretionary expenditures, due to inflation or other economic hardships, we may suffer a decline in revenue. Disruptions in credit or financial markets could make it more difficult for us to obtain, or increase the cost of obtaining, financing in the future. Increases in interest rates may cause a reduction in spending, which could result in a decrease in revenue. We may be impacted by geopolitical tensions and conflicts, including changes to trade policies and regulations, such as tariffs. In addition, there can be no assurances that fuel prices, raw material costs, or other operating costs, all of which may be subject to inflationary pressures, will not materially increase in future years.

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

To market and sell our products globally, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. Obtaining foreign regulatory approvals and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties, and cost for us, and could delay or prevent the introduction of our products in certain countries. Approval by the EPA does not ensure approval by regulatory authorities in other countries or jurisdictions, but EPA approval may influence decisions by the foreign regulatory authority. If we are unable to obtain approval of our products or product candidates by regulatory authorities in the world market, the commercial prospects of that product candidate may be significantly diminished, and our business prospects could decline.

Risks Related to our Operations and Supply Chain

We depend on key personnel to operate our business. If we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe that our success is highly dependent on our ability to attract and retain highly skilled and experienced managerial, sales, research and development and other personnel. If one or more of our executive officers or key employees terminates employment or becomes disabled or experiences long-term illness, we may not be able to replace their expertise, fully integrate new personnel or replicate the prior working relationships, and the loss of their services might significantly delay or prevent the achievement of our research and development and business objectives. Qualified individuals with the breadth of skills and experience in our industry that we require are in high demand, and we may incur significant costs to attract them. Many of the other companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a more established history in the industry. They also may provide more diverse opportunities and better chances for career advancement. Our failure to attract and/or retain key personnel could impede the achievement of our research and development and commercialization objectives.

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

As of December 31, 2024, we had 23 full-time employees. As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, scientific and financial headcount and other resources. Our management, personnel, and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including the following:

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

We currently use one supplier for each of our two active ingredients, triptolide and VCD. Our ability to produce our product candidates would be disrupted if the operations of these suppliers are affected by a man made or natural disaster or other business interruption. Because triptolide is sourced from China and other Asian countries, we have a greater risk of supply interruption, including as a result of tariff and trade disputes, or disruptive events like the outbreak of the Coronavirus, also known as COVID-19. The ultimate impact on our operations from any business interruption impacting us or any of our significant suppliers is unknown, but our operations and financial condition would likely suffer adverse consequences. Further, any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, results of operations, financial condition and cash flows from future prospects.

We are dependent on triptolide, a key ingredient for ContraPest, which has limited sources and must be in a very refined condition.

If we are unable to develop additional sources of or alternatives to triptolide, a key ingredient for ContraPest, our long-term ability to produce ContraPest at a cost-effective price could be in jeopardy. If market demand for triptolide causes the price to increase beyond our ability to market at a competitive price or causes the quality of the refined ingredient to be less than needed for our production, our ability to commercialize ContraPest could be limited or delayed, which would adversely affect our business, results of operations and financial condition.

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
•potential liability under the U.S. Foreign Corrupt Practices Act of 1977, as amended, or comparable foreign regulations;
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

We could be subject to legal proceedings and claims from time to time in the ordinary course of our business, including actions arising from tort, contract or other claims. See the information set forth under the headings “Legal Proceedings” and in the related notes to financial statements in the Company’s periodic reports on Form 10-K, 10-Q and 8-K incorporated by reference herein. Litigation is expensive, time consuming and could divert management’s attention away from running our business. The outcome of litigation or other proceedings is subject to significant uncertainty, and it is possible that an adverse resolution of one or more such proceedings could result in reputational harm and/or significant monetary damages, injunctive relief or settlement costs that could adversely affect our results of operations or financial condition as well as our ability to conduct our business as it is presently being conducted. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not be available on terms acceptable to us. In addition, regardless of merit or outcome, claims brought against us that are uninsured or under insured could result in unanticipated costs, which could harm our business, financial condition and operating results and reduce the trading price of our stock.

For example, we have become aware that we were involved in a transaction in which an investor of the Company may have resold approximately 17,500 shares of our common stock pursuant to a registration statement that had not yet been declared effective by the SEC. As a result, it is possible that the SEC could bring an action against us, or we may ultimately be responsible for an action for rescission by purchasers of the securities that were resold. If the SEC were to bring such an enforcement action against us, or if purchasers were to bring such an action for rescission, it may have a material adverse effect on our financial position.

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

Our Annual Report on Form 10-K for the year ended December 31, 2024 does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for smaller reporting companies. As a result, we have not yet fully assessed our internal control over financial reporting and are unable to assure that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting, or to avoid potential future material weaknesses.

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

Privacy breaches and other cyber security risks related to our business and vulnerabilities through the use of evolving tools such as Artificial Intelligence could negatively affect our reputation, credibility and business.

We are making sales through our new e-Commerce tool, which depends on information technology systems and networks. We are also responsible for storing data relating to our customers and employees and rely on third party vendors for the storage, processing and transmission of personal and Company information. The legal and regulatory landscape surrounding Artificial Intelligence technologies is rapidly evolving and uncertain, including in the areas of consumer protection, intellectual property, cybersecurity, and privacy and data protection. Consumers, lawmakers and consumer advocates alike are increasingly concerned over the security of personal information transmitted over the Internet, consumer identity theft and privacy. We do not control our third-party service providers and cannot guarantee that they have implemented reasonable security measures to protect our employees’ and customers’ identity and privacy, or that no electronic or physical computer break-ins or security breaches will occur in the future. Our systems and technology are vulnerable from time-to-time to damage, disruption or interruption from, among other things, physical damage, natural disasters, inadequate system capacity, system issues, security breaches, “hackers,” email blocking lists, computer viruses, power outages and other failures or disruptions outside of our control. A significant breach of customer, employee or Company data could damage our reputation and our relationship with customers, and could result in lost sales, sizable fines, significant breach-notification costs and lawsuits, as well as adversely affect our results of operations. We may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, or to comply with state, federal and international laws that may be enacted to address those threats.

Risks Related to our Capital Stock, Funding and Trading in our Stock

We have incurred significant operating losses every quarter since our inception and anticipate that we will continue to incur significant operating losses in the future.

Investment in product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to become commercially viable or gain regulatory approval. To date, we have financed our operations primarily through the sale of equity securities and debt financings as well as research grants. We have not generated sufficient revenue from product sales to date to achieve profitability. We continue to incur significant sales, marketing, research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception. For the years ended December 31, 2024 and 2023, we reported net losses of $6.2 million and $7.7 million, respectively. Thru December 31, 2024, we have accumulated deficits of $136.1 million since inception.

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

We have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our financial statements as of December 31, 2024 and 2023 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm included in its opinion for the years ended December 31, 2024, and 2023 an explanatory paragraph referring to our net loss from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. If we encounter continued issues or delays in the commercialization of our products or greater than anticipated expenses, our prior losses and expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

We may not be able to comply with all applicable listing requirements or standards of The Nasdaq, and Nasdaq could delist our common stock.

Our common stock is listed on Nasdaq. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. Previously, on September 26, 2018, March 20, 2019, February 20, 2020, March 2, 2022, and, most recently, on August 25, 2023, we received a letter from the listing qualifications staff of Nasdaq (the “Staff”) providing notification that the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days and our common stock no longer met the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2). In each case, in accordance with Nasdaq Listing Rule 5810(c)(3) (A), we had an initial period of 180 calendar days to regain compliance.

On February 26, 2024, we received notice from Nasdaq that while we had not yet gained compliance with the Nasdaq Listing Rule 5550(a), the Staff had determined that we were eligible for an additional 180 calendar day period, or until August 19, 2024, to regain compliance. To regain compliance, the closing bid price of our common stock had to be $1.00 per share or more for a minimum of 10 consecutive business days at any time before the expiration of the second compliance period.

On July 11, 2024, our stockholders approved a reverse stock split of our common stock, par value $0.001 per share, at a ratio of not less than 1-for-2 and not more than 1-for-20, with the actual ratio to be determined by our board of directors. On July 11, 2024, our board of directors approved a final split ratio of 1-for-10 (the “July 2024 Reverse Split”). Following such approval, on July 23, 2024, we filed with the Secretary of State of the State of Delaware an amendment to the Certificate of Incorporation to effect the reverse stock split, with an effective time of 4:01 p.m., Eastern Time on July 24, 2024. Even if a stock split has a positive effect on the market price for the common stock immediately following a reverse stock split, performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control, could lead to a decrease in the price of our common stock following the reverse stock split. The bid price of our common stock has been at or above $1.00 per share for a minimum of 10 consecutive business days since the July 2024 Reverse Split, resulting in regaining compliance with the minimum bid price requirement.

In the event that we again become non-compliant with any of the minimum financial and other continued listing requirements of the Nasdaq and cannot re-establish compliance within the require timeframe, our common stock could be delisted from the Nasdaq, which could have a material adverse effect on our financial condition and which would cause the value of our common stock to decline. If our common stock is not eligible for listing or quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it would become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a national securities exchange.

Our reverse stock splits may decrease the liquidity of the shares of our common stock.

On July 11, 2024, our stockholders approved a reverse stock split of our common stock, par value $0.001 per share, at a ratio of not less than 1-for-2 and not more than 1-for-20, with the actual ratio to be determined by our board of directors. On July 23, 2024, the Reverse Split Committee of our board of directors approved a final split ratio of 1-for-10 to regain compliance with the Nasdaq minimum bid price requirement. Prior to the July 2024 reverse stock split, we effected a reverse stock split in November 2023 with a ratio of 1-for-12 and in November 2022 with a ratio of 1-for-20. The liquidity of the shares of our common stock may be affected adversely by the reverse stock splits given the reduced number of shares that are outstanding following the reverse stock splits. In addition, the reverse stock splits increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

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

Certain of our agreements with investors and our outstanding warrants contain provisions that impose limitations on our ability to participate in certain variable rate transactions, which may limit our opportunities to obtain financing in sufficient amounts or on acceptable terms. The sale of additional equity or convertible debt securities would dilute all of our stockholders, and if such sales occur at a deemed issuance price that is lower than the current exercise price of our outstanding warrants sold to investors in November 2017, the exercise price for those warrants would adjust downward to the deemed issuance price pursuant to price adjustment protection contained within those warrants. Our various warrants contain other terms that may affect our fundraising. In connection with any future equity offering, we may agree to amend the terms of certain of our outstanding warrants held by certain significant purchasers in this offering. Any such amendments may, among other things, decrease the exercise prices or increase the term of exercise of those warrants.

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
ITEM 2.    PROPERTIES.
As of December 31, 2024, we lease and occupy approximately 7,700 square feet of facility space in Phoenix, Arizona for our manufacturing facility pursuant to a lease that expires in May 2025.
We have entered into a lease arrangement for new corporate headquarters and manufacturing facility for approximately 21,000 square feet in Surprise, Arizona, which commences in April 2025 and expires in May 2035.
We believe that our existing facilities are adequate and meet our current needs for business, manufacturing and research.
ITEM 3.    LEGAL PROCEEDINGS.
See Note 12, Contingencies in the Notes to Financial Statements in Item 8.— “Financial Statements and Supplementary Data,” for information regarding legal proceedings, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is traded on Nasdaq under the symbol “SNES” and was initially listed for trading on December 8, 2016.
Holders
As of March 11, 2025, there were approximately 685 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of beneficial owners represented by these holders of record.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Company
We withhold shares of common stock in connection with the vesting of restricted stock units to satisfy required tax withholding obligations when they occur. There were no purchases of our equity securities during the 12 months ended December 31, 2024.
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
Through December 31, 2024, we had received net proceeds of $94.6 million from our sales of common stock, preferred stock and issuance of convertible and other promissory notes, an aggregate of $1.7 million from research grants and licensing fees and an aggregate of $5.6 million in product sales. At December 31, 2024, we had an accumulated deficit of $136.1 million and cash and cash equivalents of $1.3 million.

We have incurred significant operating losses every year since our inception. Our net losses were $6.2 million and $7.7 million for the years ended December 31, 2024 and 2023, respectively. We expect to continue to incur significant expenses and generate operating losses for at least the next 12 months.
We will need additional funding to continue to fund our operations, achieve profitability and become cash flow positive, we will continue to seek additional financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
We have historically utilized, and intend to continue to utilize, various forms of stock-based awards in order to hire, retain and motivate talented employees, consultants and directors and encourage them to devote their best efforts to our business and financial success. In addition, we believe that our ability to grant stock-based awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our employees, consultants and directors with the financial interests of our stockholders. As a result, a significant portion of our operating expenses includes stock-based compensation expense. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy. Specifically, our stock-based compensation expense for the years ended December 31, 2024 and 2023 was $326,000 and $555,000, respectively, which represented 4.5% and 6.7%, respectively, of our total operating expenses for those periods.
Results of Operations
The following tables provide financial and operational information to be considered in conjunction with management’s discussion and analysis of results of operations.
The results of operations are as following for the years presented (dollars in thousands):

	Years Ended December 31,		% Increase (Decrease)
	2024	2023
Revenues, net	$1,857	$1,193	56%
Cost of sales	853	654	30%
Gross profit	1,004	539	86%
Operating expenses:
Research and development	1,712	1,228	39%
Selling, general and administrative	5,541	7,043	(21)%
Total operating expenses	7,253	8,271	(12)%
Loss from operations	(6,249)	(7,732)	(19)%
Other income, net	65	22	195%
Net loss	$(6,184)	$(7,710)	(20)%
Revenues, net
Sales, which are net of any discounts and promotions, were $1.9 million for the year ended December 31, 2024, compared to $1.2 million for the year ended December 31, 2023. The $664,000, or 56%, increase in 2024 was driven by the launch of our latest Evolve product offerings, partially offset by a decrease in the number of units sold of our existing ContraPest product offerings. Launched in January 2024, and expanded during 2024 with variations in product offerings, Evolve is a soft bait containing the active ingredient, cottonseed oil, and represented approximately 66%, or $1.2 million, of revenue for 2024. Partially offsetting this increase was a decline in the revenue related to our ContraPest product offerings. Limited erosion of demand for ContraPest products is expected as Evolve products are accepted in the marketplace. Also in 2024, we had a shift in our sales channels, with distributors representing approximately 34% of revenues compared to 9% in 2023.
Cost of Sales
Cost of sales, consisting primarily of the cost of products sold, including scrap and reserves for obsolescence, was $853,000, or 45.9% of net sales, for the year ended December 31, 2024, compared with $654,000, or 54.8% of net sales, for the year ended December 31, 2023. The lower cost of net sales is largely due to a shift in the mix of products sold, and declined due to our latest product offering, Evolve, which launched in January 2024. Furthermore, cost of sales in 2024 was impacted during the first few months of 2024 from the higher cost of a key ingredient for our new Evolve product as we transitioned from development-stage raw materials pricing to production-level raw materials pricing, while cost of sales in 2023 was impacted by the scrapping of defective trays no longer used in our products in the first quarter of 2023.
Gross Profit
Gross profit for the year ended December 31, 2024 was $1,004,000, for a gross profit margin of 54.1%, compared with gross profit of $539,000, or a gross profit margin of 45.2%, for the year ended December 31, 2023. The increase in our gross profit margin was driven by the shift in the mix of our products sold, and increased due to our latest product offering, Evolve, which launched in January 2024. Additionally, the 2024 gross profit margin was impacted by both the higher-than-expected cost of a key ingredient in our new Evolve product during the first quarter, combined with an increased proportion of our sales coming from distributors, who are offered a lower price due to the quantities purchased, while the 2023 gross profit margin was impacted by the higher cost of sales related to the scrapping of defective tanks no longer used in our products.
Research and Development Expenses
Research and development expenses are expensed as incurred and consist primarily of costs incurred in connection with the research and development of ContraPest, Evolve, and our other product candidates. Such costs include the following:
•employee related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged in research and development functions, including that portion of manufacturing not included in cost of goods sold;
•expenses incurred in connection with the development of our product candidates, including related regulatory and production expenses; and
•facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies.
Research and development expenses consisted of the following (in thousands):

	Years Ended December 31,		Increase (Decrease)
	2024	2023
Personnel-related (including stock-based compensation)	$1,032	$636	$396
Facility-related	184	122	62
Stability and animal studies, materials and field costs	133	45	88
Depreciation	127	109	18
Professional fees	99	156	(57)
Supplies and maintenance	69	73	(4)
Other	68	87	(19)
Total	$1,712	$1,228	$484
Research and development expenses were $1.7 million for the year ended December 31, 2024, compared to $1.2 million for the year ended December 31, 2023. The $484,000 increase was primarily due to the realignment of the focus of our field development personnel to research and development activities, lower overhead allocation and increased costs related to the expansion of facilities and supplies and maintenance related to research and development efforts, combined with higher expenses overall related to field and product improvement studies in 2024 when compared with 2023. These increases were partially offset by lower consulting and legal fees required for research and development purposes.
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

Selling, general and administrative expenses consisted of the following (in thousands):

	Years Ended December 31,		Increase (Decrease)
	2024	2023
Personnel-related (including stock-based compensation)	$2,630	$3,440	$(810)
Professional fees	1,240	1,722	(482)
Marketing	288	317	(29)
Insurance	243	350	(107)
Licensed software	232	240	(8)
Travel and entertainment	230	228	2
Facility-related	146	155	(9)
Other	532	591	(59)
Total	$5,541	$7,043	$(1,502)
Selling, general and administrative expenses were $5.5 million for the year ended December 31, 2024, compared to $7.0 million for the year ended December 31, 2023. The $1.5 million decrease was primarily due to lower personnel-related expenses resulting from a lower headcount and stock-based compensation, the realignment of the focus of our field development personnel to research and development activities in early 2024 and severance costs incurred in 2023 related to the termination of our former Chief Revenue Officer, combined with lower professional fees and insurance costs. Legal fees were lower as a legal matter was settled at the end of 2023, consulting fees related to marketing efforts were lower due to changes in our overall marketing program, and our insurance costs were lower resulting from both policy and rate changes.
Other Income, Net
Other income, net, consists of interest income and expense, as well as any gains or losses related to the sale of property and equipment and any other miscellaneous items. For the year ended December 31, 2024, other income, net largely consisted of interest income of $56,000 and a gain on the sale of equipment of $28,000, partially offset by interest expense of $22,000. For the year ended December 31, 2023, other income, net consisted of interest income of $26,000, partially offset by interest expense of $4,000. Interest expense was higher in 2024 when compared with 2023 due to new financing arrangements entered into for the purchase of new manufacturing equipment beginning in late 2023 and continuing into 2024.
Liquidity and Capital Resources
Since our inception, we have sustained significant operating losses in the course of our research and development activities and commercialization efforts and expect such losses to continue for the near future. While we have generated $1.9 million of revenue in our most recent fiscal year, it is not sufficient to cover our base operating costs. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock; and debt financing, consisting primarily of convertible notes.
Through December 31, 2024, we had received net proceeds of $94.6 million from our sales of common stock, preferred stock and issuance of convertible and other promissory notes, an aggregate of $1.7 million from research grants and licensing fees and an aggregate of $5.6 million in product sales. At December 31, 2024, we had an accumulated deficit of $136.1 million and cash and cash equivalents of $1.3 million.
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
Based upon our current operating plan, we expect that cash and cash equivalents at December 31, 2024, in combination with anticipated revenue, will be sufficient to fund our current operations for at least the next three months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest and Evolve in the United States, as well as internationally. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next three months, and we are unable to raise the necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
Additional Funding Requirements
We expect our expenses to continue or increase in connection with our ongoing activities, particularly as we focus on marketing and sales of ContraPest and Evolve. In addition, we will continue to incur costs associated with operating as a public company.
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
•seek additional regulatory approvals, if any, for our products, including to more fully expand the market and use for ContraPest and Evolve and, if we believe there is commercial viability, for our other product candidates;
•further develop our manufacturing processes to contain costs while being able to scale to meet future demand of ContraPest and Evolve and any other product candidates for which we receive regulatory approval;
•continue product enhancement and evolution of ContraPest and Evolve and advance our research and development activities and, as our operating budget permits, advance the research and development programs for other product candidates;
•maintain and protect our intellectual property portfolio; and
•add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.
We believe we will need additional financing to fund these continuing and additional expenses.
Cash Flows
The following table summarizes our sources and uses of cash for each of the years presented (in thousands):

	Years Ended December 31,
	2024	2023
Cash and cash equivalents, beginning of year	$5,395	$4,775
Net cash provided by (used in):
Operating activities	(6,033)	(7,566)
Investing activities	(56)	(149)
Financing activities	2,001	8,335
Net change in cash and cash equivalents	(4,088)	620
Cash and cash equivalents, end of year	$1,307	$5,395

Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization and stock-based compensation included in operating results during a given period.
During 2024, net cash flows used in operating activities consisted of our net loss of $6.2 million and by changes in our operating assets and liabilities of $305,000, offset by non-cash charges of $456,000. Our net loss was primarily attributed to expenses incurred related to selling, general and administrative as we continue efforts to commercialize our products, as well as research and development activities. Revenue from our product sales did not cover our operating expenses during the year. Net cash used by changes in our operating assets and liabilities largely consisted of increases of $242,000 in accounts receivable and $44,000 in other assets.
During 2023, net cash flows used in operating activities consisted of our net loss of $7.7 million and by changes in our operating assets and liabilities of $544,000, offset by non-cash charges of $688,000. Our net loss was primarily attributed to expenses incurred related to our selling, general and administrative activities. Net cash used by changes in our operating assets and liabilities consisted primarily of a $582,000 decrease in accounts payable and accrued expenses, and increases of $26,000 in deferred revenue and $10,000 in prepaid expenses, offset by decreases of $58,000 in inventory and $20,000 in accounts receivable.
Cash Flows from Investing Activities—Cash flows used in investing activities primarily consist of the purchase of property and equipment, offset by any proceeds received in connection with sales of property and equipment. In 2024, the cash outlay for our property and equipment purchases were $65,000 lower than 2023. In 2024, we had proceeds received of $28,000 related to the sale of certain equipment.
Cash Flows from Financing Activities—Financing activities provide cash for both day-to-day operations and capital requirements as needed. In 2024, net cash provided by financing activities consisted of $2.0 million from the exercise of warrants, $38,000 from the issuance of common stock, and $25,000 from proceeds received related to notes payable, partially offset by $42,000 of repayments of notes payable. In 2023, net cash provided by financing activities largely consisted of $5.4 million of net proceeds from the issuance of common stock, $2.8 million from the exercise of warrants, and $114,000 from proceeds from notes payable.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The following financial statements and report are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of SenesTech, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of SenesTech, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Going Concern
Due to the recurring net loss for the year and net cash used in operating activities, the Company evaluated the need for a going concern. See discussion in Note 1.

To evaluate the appropriateness of the lack of going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate the going concern and managements lack of disclosure on the going concern.
/s/ M&K CPAS, PLLC
We have served as the Company’s auditor since 2014.
The Woodlands, TX
March 12, 2025

SENESTECH, INC.
BALANCE SHEETS
(In thousands, except share and per share data amounts)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,307	$5,395
Accounts receivable, net	335	95
Prepaid expenses and other current assets	377	388
Inventory, net	794	795
Total current assets	2,813	6,673
Right to use assets, operating leases	—	210
Property and equipment, net	407	388
Other noncurrent assets	58	22
Total assets	$3,278	$7,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	215	150
Accrued expenses	278	368
Current portion of operating lease liability	—	217
Current portion of notes payable	56	33
Deferred revenue	12	18
Total current liabilities	561	786
Notes payable, less current portion	206	156
Total liabilities	767	942
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,035,893 and 514,003 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	1
Additional paid-in capital	138,607	136,263
Accumulated deficit	(136,097)	(129,913)
Total stockholders’ equity	2,511	6,351
Total liabilities and stockholders’ equity	$3,278	$7,293
See accompanying notes to the financial statements.

SENESTECH, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Years Ended December 31,
	2024	2023
Revenues, net	$1,857	$1,193
Cost of sales	853	654
Gross profit	1,004	539
Operating expenses:
Research and development	1,712	1,228
Selling, general and administrative	5,541	7,043
Total operating expenses	7,253	8,271
Loss from operations	(6,249)	(7,732)
Other income (expense):
Interest income	56	26
Interest expense	(22)	(4)
Miscellaneous income	31	—
Other income, net	65	22
Net loss and comprehensive loss	$(6,184)	$(7,710)

Weighted average shares outstanding — basic and diluted	697,974	66,986
Loss per share — basic and diluted	$(8.86)	$(115.10)
See accompanying notes to the financial statements.

SENESTECH, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except shares)

			Additional Paid-In Capital	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balances as of December 31, 2022	6,748	$—	$127,482	$(122,203)	$5,279
Stock-based compensation	—	—	455	—	455
Net proceeds received for issuance of common stock and prefunding of warrants	52,173	—	5,407	—	5,407
Issuance of common stock upon exercise of warrants, net	454,444	1	2,830	—	2,831
Issuance of common stock for services	454	—	100	—	100
Issuance of shares pursuant to the vesting of restricted stock units, net of shares withheld for taxes	110	—	(11)	—	(11)
Issuance of common stock for fractional shares in the 12:1 reverse stock split	74	—	—	—	—
Net loss	—	—	—	(7,710)	(7,710)
Balances as of December 31, 2023	514,003	1	136,263	(129,913)	6,351
Stock-based compensation	—	—	326	—	326
Net proceeds received for issuance of common stock	15,051	—	38	—	38
Issuance of common stock upon exercise of warrants, net	505,962	—	1,980	—	1,980
Issuance of common stock for fractional shares in the 10:1 reverse stock split	877	—	—	—	—
Net loss	—	—	—	(6,184)	(6,184)
Balances as of December 31, 2024	1,035,893	$1	$138,607	$(136,097)	$2,511
See accompanying notes to the financial statements.

SENESTECH, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,184)	$(7,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156	135
Stock-based compensation	326	555
Gain on sale of equipment	(28)	—
Bad debt expense	2	(2)
Changes in operating assets and liabilities:
Accounts receivable	(242)	20
Prepaid expenses and other current assets	11	(10)
Inventory	1	58
Other assets	(44)	(4)
Accounts payable	65	(390)
Accrued expenses	(90)	(192)
Deferred revenue	(6)	(26)
Net cash used in operating activities	(6,033)	(7,566)

Cash flows from investing activities:
Proceeds received on sale of property and equipment	28	—
Purchase of property and equipment	(84)	(149)
Net cash used in investing activities	(56)	(149)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	38	5,407
Proceeds from the exercise of warrants, net	1,980	2,831
Proceeds from the issuance of notes payable	25	114
Repayments of notes payable	(42)	(6)
Payment of employee withholding taxes related to share based awards	—	(11)
Net cash provided by financing activities	2,001	8,335
Increase (decrease) in cash and cash equivalents	(4,088)	620
Cash and cash equivalents, beginning of year	5,395	4,775
Cash and cash equivalents, end of year	$1,307	$5,395

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$22	$4
Income taxes paid	—	—
Non-cash investing and financing activities:
Notes payable incurred for the purchase of certain equipment	90	81
See accompanying notes to the financial statements.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION
Nature of Business
SenesTech, Inc. (referred to in this report as “SenesTech,” the “Company,” “we” or “us”) was incorporated in the state of Nevada in July 2004. On November 15, 2015, we subsequently reincorporated in the state of Delaware. Our corporate headquarters and manufacturing site are in Phoenix, Arizona. We have developed and are commercializing a global, proprietary technology for managing animal pest populations, initially rat and mouse populations, through fertility control. Our current products are known as ContraPest, Evolve and Evolve Mouse.
Our initial product ContraPest is a liquid bait containing the active ingredients 4-vinylcyclohexene diepoxide and triptolide. ContraPest limits reproduction of male and female rats beginning with the first breeding cycle following consumption. ContraPest is being marketed for use in controlling Norway and roof rat populations. In addition to the EPA registration of ContraPest, we must obtain registration from the various state regulatory agencies prior to selling in each state. To date, we have received registration for ContraPest in all 50 states and the District of Columbia (49 states and the District of Columbia have approved the Restricted Use designation), as well as two major U.S. territories, Puerto Rico and The U.S. Virgin Islands.
In January 2024, we launched Evolve, which is a soft bait containing the active ingredient, cottonseed oil. Evolve limits reproduction of male and female rats beginning with the first breeding cycles following consumption. Evolve is considered a minimum risk pesticide under the EPA Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), Section 25(b). We must obtain registration from the various state regulatory agencies that do not accept the federal exemption. To date, we are authorized to sell Evolve in 48 states and two major U.S. territories, Puerto Rico and The U.S. Virgin Islands.
In May 2024, we launched our latest product Evolve Mouse, a modified version of our soft bait technology containing the active ingredient cottonseed oil. Evolve Mouse limits reproduction of male and female mice after one to two breeding cycles following consumption. Evolve Mouse is also considered a minimum risk pesticide under the EPA’s FIFRA, Section 25(b). We must obtain registration from the various state regulatory agencies that do not accept the federal exemption. To date, we are authorized to sell Evolve Mouse in 35 states.
Reverse Stock Split
In July 2024, we amended our Amended and Restated Certificate of Incorporation to effect a 1-for-10 reverse split of our issued and outstanding shares of common stock. The accompanying financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options and warrants exercisable for common stock, restricted stock units and per share amounts contained in our financial statements have been retrospectively adjusted.
Going Concern
Although our audited financial statements for the years ended December 31, 2024 and 2023 were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the years ended December 31, 2024 and 2023 contains a going concern qualification in which such firm expressed substantial doubt in our ability to continue as a going concern without additional capital from becoming available, based on the financial statements at that time. Specifically, as noted above, we have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we encounter continued issues or delays in the commercialization of ContraPest, our prior losses and expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
Need for Additional Capital
Since our inception, we have sustained significant operating losses in the course of our research and development and commercialization activities and expect such losses to continue for the near future. We have generated limited revenue to date from product sales, research grants and licensing fees from a former license. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock; and debt financing, consisting primarily of convertible notes. As of December 31, 2024, we had an accumulated deficit of $136.1 million and cash and cash equivalents of $1.3 million.
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
Based upon our current operating plan, we expect that cash and cash equivalents at December 31, 2024, in combination with anticipated revenue, will be sufficient to fund our current operations for at least the next three months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of ContraPest and Evolve in the United States and globally. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next three months, and we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
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
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Highly liquid investments with maturities of three months or less as the date of acquisition are classified as cash equivalents, of which we had $1.0 million and $4.2 million as of December 31, 2024 and 2023, respectively, included within Cash and cash equivalents in the balance sheets.
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

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
Inventories
Inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost or market value, using the first-in, first-out convention. Cost includes the acquired cost of raw materials, with work-in-progress and finished goods including the application of labor costs related to the manufacturing process. Raw materials are stocked to reduce the risk of impact on manufacturing for any potential supply interruptions or long lead times on certain ingredients.
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

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
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
Advertising Costs
Advertising costs are expensed as incurred and was $224,000 and $238,000 for the years ended December 31, 2024 and 2023, respectively.
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
We recognize interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of December 31, 2024 or December 31, 2023 and as such, no interest or penalties were recorded in income tax expense.
Comprehensive Loss
We have no other comprehensive income items for the periods presented. As a result, our net loss and comprehensive loss were the same for all periods presented and a separate statement of comprehensive loss is not included in the accompanying financial statements.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
NOTE 3: BALANCE SHEET COMPONENTS
Accounts Receivable, Net
Accounts receivable, net consist of the following (in thousands):

	As of December 31,
	2024	2023
Accounts receivable	$339	$99
Allowance for uncollectible accounts	(4)	(4)
Accounts receivable, net	$335	$95
The following is the activity in the allowance for uncollectible accounts (in thousands):

	Years Ended December 31,
	2024	2023
Balance as of beginning of year	$4	$6
Increase in provision	—	2
Amounts written off, less recoveries	—	(4)
Balance as of end of year	$4	$4
Inventory, Net
Inventory, net consist of the following (in thousands):

	As of December 31,
	2024	2023
Raw materials	$719	$747
Work in progress	1	—
Finished goods	74	53
Total inventory	794	800
Reserve for obsolescence	—	(5)
Inventory, net	$794	$795
The following is the activity in the reserve for obsolescence (in thousands):

	Years Ended December 31,
	2024	2023
Balance as of beginning of year	$5	$18
Increase in reserve	—	—
Amounts relieved	(5)	(13)
Balance as of end of year	$—	$5

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2024	2023
Equity offering costs	$146	$—
Software licenses	112	152
Rent	38	—
Insurance	27	64
Marketing programs and conferences	21	1
Professional services	18	30
Prepaid inventory	—	111
Patents	—	14
Other	15	16
Total prepaid and other current expenses	$377	$388

Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2024	2023
Research and development equipment	$1,826	$1,763
Office and computer equipment	494	808
Autos	54	54
Furniture and fixtures	46	41
Leasehold improvements	157	141
Total in service	2,577	2,807
Accumulated depreciation and amortization	(2,242)	(2,419)
Total in service, net	335	388
Construction in progress	72	—
Property and equipment, net	$407	$388

Construction in progress consists of manufacturing equipment. The equipment is expected to be placed in service when we commence operations at our new manufacturing facility, which is expected in April 2025. Also see Note 5.

During the years ended December 31, 2024 and 2023, depreciation and amortization expense was $156,000 and $135,000, respectively.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	As of December 31,
	2024	2023
Compensation and related benefits	$244	$232
Legal and other services	30	121
Product warranty and other	4	15
Total accrued expenses	$278	$368
Notes Payable
We have arranged financing for the purchase of certain equipment. These notes payable have a weighted average annual interest rate of 10.4% with a term of five years and are secured by the underlying equipment.
As of December 31, 2024, the future principal payments were as follows (in thousands):

2025	$57
2026	61
2027	68
2028	64
2029	12
Total principal payments	262
Less: current portion of notes payable	(56)
Notes payable, less current portion	$206
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

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
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
In August 2024, we entered into an operating lease for a new location for our corporate headquarters and manufacturing and research operations. The new operating lease commences in April 2025 and expires in 2035. The previous operating lease for our corporate headquarters expired in November 2024. However, our operating lease for our existing manufacturing and research operations was extended and now expires in May 2025.
The components of lease cost are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Operating lease cost	$285	$231
NOTE 6: STOCK-BASED COMPENSATION
In 2018, our stockholders approved the adoption of the SenesTech, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan has since been amended and restated on certain occasions, most recently on June 23, 2023, when our stockholders approved an increase to the total number of authorized shares to 207,071 shares.
Stock options are generally issued with a per share exercise price equal to the fair market value of our common stock at the date of grant. Options granted generally vest immediately, or ratably over a three- to 36-month period coinciding with their respective service periods, with terms of up to ten years. Certain stock option awards provide for accelerated vesting upon a change in control.
As of December 31, 2024, we had 60,228 shares of common stock available for issuance under the 2018 Plan.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
Stock Options
We measure the fair value of stock options with service-based vesting criteria to employees, directors and consultants on the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation model requires us to make certain estimates and assumptions, including assumptions related to the expected price volatility of our stock, the expected period during which the options will be outstanding, the rate of return on risk-free investments, and the expected dividend yield for our stock.
Fair value of options granted is determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024	2023
Risk-free interest rate	3.8%	5.3%
Expected dividend yield	—%	—%
Expected volatility	128%	128.0%
Expected term (in years)	10.0	5.0
The weighted average fair value of options granted during the years ended December 31, 2024 and 2023 was $2.73 and $148.80 per share, respectively. The risk-free interest rate is estimated using treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. Expected volatility is estimated based on the historical volatility of our common stock over the expected term as this represents our best estimate of future volatility. We use the “simplified method” to estimate expected term. Under the simplified method, an option’s expected term is calculated as the time until expiration.
The stock option activity consists of the following:

	Number of Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2022	2,314		$2,040.00	3.9	$—
Granted	1,661		150.00	5.0	—
Exercised	—		—	—	—
Forfeited	(328)		—	—	—
Expired	(2)		—	—	—
Outstanding as of December 31, 2023	3,645		1,197.00	4.0	—
Granted	144,204		2.83	9.6	—
Exercised	—		—	—	—
Forfeited	(224)		—	—	—
Expired	(9)		—	—	—
Outstanding as of December 31, 2024	147,616		27.13	9.5	—
Exercisable as of December 31, 2024	20,634	(2)	124.42	8.8	—

(1)
Calculated based on the difference between the estimated fair value of our stock and the exercise price of the underlying option. The estimated stock values used in the calculation was $2.83 and $150.00 per share for the years ended December 31, 2024 and 2023, respectively.

(2)	Includes options related to 603 shares that are inducement awards and not granted under the 2018 Plan.
As of December 31, 2024, the unrecognized stock-based compensation cost was $340,000, which is expected to be recognized over a weighted average period of 1.7 years.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
Restricted Stock Units
The restricted stock unit activity consists of the following:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding as of December 31, 2022	156	$325.20
Granted	—	—
Vested	(156)	325.20
Forfeited	—	—
Outstanding as of December 31, 2023	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of December 31, 2024	—	—
The stock-based compensation expense was recorded as following (in thousands):

	Years Ended December 31,
	2024	2023
Research and development	$13	$17
General and administrative	313	538	(1)
Total stock-based compensation expense	$326	$555

(1)	Includes $100,000 related to stock issued in exchange for marketing services.
NOTE 7: INCOME TAXES
Our losses before income taxes for the years ended December 31, 2024 and 2023 were generated entirely from U.S. operations.
We have no current or deferred provision for income taxes from continuing operations for the years ended December 31, 2024 and 2023.
The significant differences between the U.S. Federal statutory rate and our effective rate for financial reporting purposes are as follows:

	Years Ended December 31,
	2024	2023
Federal statutory tax rate	(21.0)%	(21.0)%
State taxes, net of federal tax benefit	(3.8)	(3.8)
Change in valuation allowance	23.7	23.5
Return-to-provision and other	0.2	0.1
Stock-based compensation	0.9	1.2
Effective tax rate	—%	—%

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
Deferred income tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Deferred income tax assets:
Federal and state net operating loss carryovers	$23,376	$22,167
Capitalized research costs	859	608
Stock-based compensation	283	260
Compensation accruals and other	45	59
Operating leases related to ROU assets	—	54
Deferred revenue	3	4
Depreciation	13	11
Other	—	2
Total deferred income tax assets	24,579	23,165
Valuation allowance for deferred income tax assets	(24,579)	(23,113)
Deferred income tax assets, net of valuation allowance	—	52
Deferred income tax liabilities:
ROU assets	—	(52)
Total deferred income tax liabilities	—	(52)
Deferred income tax assets, net	$—	$—
A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets have not met the more likely than not threshold.
As of December 31, 2024, we had federal and state net operating loss carryforwards of approximately $96.1 million and $83.0 million, respectively, not considering the Internal Revenue Code Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2029, unless previously utilized. In addition, we have approximately $51.6 million of the total $96.1 million of net operating losses that do not expire, as these losses were generated after the law change introduced as part of the Tax Cuts and Jobs Act. The state net operating losses expire if not utilized by 2044.
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
We do not have any unrecognized tax benefits at the beginning and end of the years ended December 31, 2024 and 2023, and do not expect a significant change in unrecognized tax benefits over the next 12 months.
We file income tax returns in the United States and Arizona with general statutes of limitations of three and four years, respectively. Due to net operating losses incurred, our tax returns from inception to date are subject to examination by taxing authorities. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2024, we had no interest or penalties accrued related to uncertain tax positions.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
NOTE 8: STOCKHOLDERS’ EQUITY
Preferred Stock
We are authorized to issue 10 million shares of preferred stock with a par value of $0.001. Rights and any series designation would be established at time of issuance of preferred stock. As of December 31, 2024 and 2023 there was no preferred stock outstanding.
Common Stock
We are authorized to issue 100 million shares of common stock with a par value of $0.001 per share. Stockholders of common stock have unlimited voting rights and are entitled to receive the net assets of the Company upon dissolution, subject to the rights of the preferred stockholders, if any.
We had the following common stock offerings in 2024 and 2023:
April 2023. We consummated a registered direct offering with certain institutional investors and issued an aggregate of 7,142 shares of our common stock at a purchase price of $210.00 per share and warrants to purchase up to an aggregate of 7,142 shares of common stock at a purchase price of $194.40 per share (“Series C” warrants), for gross proceeds of approximately $1.5 million, prior to deducting placement agent fees and offering expenses of $290,000. In connection with this offering, we issued the placement agent warrants to purchase up to 534 share of common stock with an exercise price of $262.50 per share.
The common stock and Series C warrants issued in this April 2023 offering were offered and sold pursuant to a shelf registration statement on Form S-3 (File No. 333-261227) initially filed with the SEC on November 19, 2021, as amended, which was declared effective by the SEC on May 6, 2022, and a prospectus supplement dated April 10, 2023.
November 2023. We consummated a private placement with certain institutional and accredited investors and issued an aggregate of 45,031 shares of our common stock at a purchase price of $13.00 per share, pre-funded warrants to purchase up to an aggregate of 339,585 shares of common stock at a purchase price of $13.00 per pre-funded warrant (“November 2023 Pre-Funded Warrants”) and associated warrants to purchase up to an aggregate of 769,228 shares of common stock at $13.00 per share (“Series D” and “Series E” warrants), for gross proceeds of approximately $5.0 million, prior to deducting placement agent fees and offering expenses of $800,000. In connection with this offering, we issued the placement agent warrants to purchase up to 28,844 shares of common stock with an exercise price of $16.25 per share.
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
June 2024. We entered into an at-the-market offering arrangement with a sales agent, pursuant to which we may offer and sell, from time to time at our sole discretion, in transactions that are deemed to be “at the market” offerings under the Securities Act of 1933, as amended (the “Securities Act”), shares of our common stock for aggregate gross proceeds of up to $1.6 million (“ATM Facility”). The offer and sale of shares will be made pursuant to a previously filed shelf registration statement on Form S-3 (Registration no. 333-261227), originally filed with the SEC on November 19, 2021, amended on May 4, 2022, and declared effective by the SEC on May 6, 2022, and the related prospectus supplement related to the offering of shares dated June 20, 2024, and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act. Through December 31, 2024, we have sold 15,051 shares for gross proceeds of $44,000 under this ATM Facility. As of December 31, 2024, there are 300,138 shares of common stock reserved for potential issuance with available capacity of $1.5 million under this ATM Facility. See prepaid equity offering costs under Prepaid Expenses and Other Current Assets in Note 2 for costs related to the ATM Facility, which are ratably netted against proceeds received based on stock sales.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
August 2024. We issued 505,502 shares pursuant to the exercise of warrants. Certain warrant holders were induced to exercise warrants by reducing the exercise price to the then current market price of our common stock (the “Warrant Inducement”). The original warrants consisted of 48,911 shares issued August 24, 2023 with an exercise price of $86.40 per share and a weighted average remaining life of 2.1 years (the “August 2023 Original Warrants”) and 456,591 shares issued November 29, 2023 with an exercise price of $13.00 per share and a weighted average remaining life of 2.5 years (the “November 2023 Original Warrants”) (collectively, the “Original Warrants”). The Original Warrants were exercised for $4.60 per share for gross proceeds of $2.3 million, before deducting $340,000 of issuance costs.
The difference between the fair value of the warrants immediately prior to modification and immediately after modification was treated as a transaction cost, which is netted against proceeds received, and was $386,000 using the Black-Scholes model based on the following significant inputs:
•For the August 2023 Original Warrants: common stock price of $4.10 per share; volatility of 151%; term of 2.1 years; dividend yield of 0%; and risk-free rate of 3.9%; and
•For the November 2023 Original Warrants: common stock price of $4.10 per share; volatility of 140%; term of 2.5 years; dividend yield of 0%; and risk-free rate of 3.8%.
In connection with the Warrant Inducement transaction, new warrants to purchase 1,036,279 shares of our common stock were issued, which are discussed under Common Stock Warrants Issued in August 2024 Private Inducement in Note 9.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
NOTE 9: COMMON STOCK WARRANTS
The following is the activity for common stock warrants:

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued

Issue Date	Warrant Type	Term Date	Exercise Price	Balance December 31, 2022	Issued	Exercised	Expired	Balance December 31, 2023	Issued	Exercised	Expired	Balance December 31, 2024
June 2018	Reissue	December 2023	$87,360.00	24	—	—	(24)	—	—	—	—	—
August 2018	Rights Offering	July 2023	55,200.00	84	—	—	(84)	—	—	—	—	—
August 2018	Dealer Manager	August 2023	828.00	6	—	—	(6)	—	—	—	—	—
July 2019	Dealer Manager	July 2024	81,000.00	3	—	—	—	3	—	—	(3)	—
January 2020	Registered Direct Offering	July 2025	21,600.00	60	—	—	—	60	—	—	—	60
January 2020	Dealer Manager	July 2025	24,000.00	4	—	—	—	4	—	—	—	4
March 2020	Dealer Manager	March 2025	9,015.12	4	—	—	—	4	—	—	—	4
April 2020	Dealer Manager	April 2025	9,528.00	47	—	—	—	47	—	—	—	47
April 2020	Registered Direct Offering	April 2025	7,320.00	20	—	—	—	20	—	—	—	20
October 2020	Private Inducement	November 2027	379.80	417	—	(417)	—	—	—	—	—	—
October 2020	Dealer Manager	April 2026	5,174.40	34	—	—	—	34	—	—	—	34
February 2021	Private Placement Agreement	August 2026	5,318.40	677	—	—	(137)	540	—	—	—	540
February 2021	Private Placement Agreement	November 2027	379.80	229	—	(229)	—	—	—	—	—	—
February 2021	Dealer Manager	August 2026	6,835.40	136	—	—	—	136	—	—	—	136
March 2021	Dealer Manager	March 2026	6,000.00	60	—	—	—	60	—	—	—	60
November 2022	Pre-Funded Warrants	February 2023	420.00	10,250	—	(10,250)	—	—	—	—	—	—
November 2022	Series A	November 2027	379.80	11,905	—	(11,905)	—	—	—	—	—	—
November 2022	Series B	December 2023	379.80	11,905	—	(11,905)	—	—	—	—	—	—
November 2022	Dealer Manager	November 2027	525.00	892	—	—	—	892	—	—	—	892
April 2023	Series C	October 2028	194.40	—	7,142	—	—	7,142	—	—	—	7,142
April 2023	Dealer Manager	April 2028	262.50	—	534	—	—	534	—	—	—	534
August 2023	Private Inducement	September 2024	86.42	—	23,810	—	—	23,810	—	(23,810)	—	—
August 2023	Private Inducement	August 2028	86.42	—	25,101	—	—	25,101	—	(25,101)	—	—
August 2023	Dealer Manager	August 2028	108.04	—	1,222	—	—	1,222	—	—	—	1,222
November 2023	Pre-Funded Warrants	December 2023	13.00	—	339,585	(339,585)	—	—	—	—	—	—
November 2023	Series D	November 2028	13.00	—	384,615	(3,000)	—	381,615	—	(230,589)	—	151,026
November 2023	Series E	May 2025	13.00	—	384,613	(77,153)	—	307,460	—	(226,462)	—	80,998
November 2023	Dealer Manager	November 2028	16.25	—	28,844	—	—	28,844	—	—	—	28,844
August 2024	Series F-1	August 2029	4.35	—	—	—	—	—	571,318	—	—	571,318
August 2024	Series F-2	February 2026	4.35	—	—	—	—	—	439,686	—	—	439,686
August 2024	Dealer Manager	August 2029	5.75	—	—	—	—	—	25,275	—	—	25,275
				36,757	1,195,466	(454,444)	(251)	777,528	1,036,279	(505,962)	(3)	1,307,842

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
As of December 31, 2024, we had 1,307,842 shares of common stock issuable upon exercise of outstanding common stock warrants, at a weighted-average exercise price of $12.63 per share and expiring as follows:

	Weighted Average Exercise Price	Shares
Years Ending December 31:
2025	$37.90	81,133
2026	14.19	440,456
2027	525.00	892
2028	21.68	188,768
2029	4.41	596,593
	12.63	1,307,842
Common Stock Warrants Issued in April 2023 Registered Direct Offering
In April 2023, Series C warrants were issued to the investors to purchase up to 7,142 shares of our common stock. The Series C warrants are exercisable immediately with an exercise price of $194.40 per share and expire October 12, 2028. We estimated the fair value of these warrants to be $1.1 million using a Black-Scholes model based on the following significant inputs: common stock price of $165.60 per share; volatility of 164%; term of 5.5 years; dividend yield of 0%; and risk-free interest rate of 3.4%.

In April 2023, placement agent warrants were issued to purchase up to 534 shares of our common stock. The placement agent warrants are exercisable immediately upon issuance, with an exercise price per share of $262.50 per share, and expire April 10, 2028. We estimated the fair value of these warrants to be $82,000 using a Black-Scholes model based on the following significant inputs: common stock price of $165.60 per share; volatility of 165%; term of 5 years; dividend yield of 0%; and risk-free interest rate of 3.5%.
Common Stock Warrants Issued in August 2023 Private Inducement
In August 2023, in connection with the Warrant Inducement Transaction, warrants were issued to the investor in the Warrant Inducement Transaction to purchase up to 48,911 shares of our common stock. These warrants are exercisable immediately with an exercise price of $86.42 per share, with 25,101 expiring August 2028 (“5-Year Warrants”) and 23,810 expiring September 2024 (“13-Month Warrants”). We estimated the fair value of the 5-Year Warrants to be $1.5 million using a Black-Scholes model based on the following significant inputs: common stock price of $81.80 per share; volatility of 98%; term of 5 years; dividend yield of 0%; and risk-free rate of 4.4%. The fair value of the 13-Month Warrants was estimated to be $930,000 using the Black-Scholes model based on the following significant inputs: common stock price of $81.80 per share; volatility of 122%; term of 1.1 years; dividend yield of 0%; and risk-free rate of 4.4%.

In August 2023, placement agent warrants were issued to purchase up to 1,222 shares of our common stock. The placement agent warrants are exercisable immediately upon issuance, with an exercise price of $108.04 per share and expire August 2028. We estimated the fair value of these warrants to be $72,000 using a Black-Scholes model based on the following significant inputs: common stock price of $81.80 per share; volatility of 98%; term of 5 years; dividend yield of 0%; and risk-free interest rate of 5.4%.
Common Stock Warrants Issued in November 2023 Common Stock Offering
In November 2023, in connection with a registered direct offering with certain institutional and accredited investors, we issued common stock warrants as follows:
•Pre-Funded Warrants to purchase up to an aggregate of 339,585 shares of common stock at an exercise price of $13.00 per share, which are exercisable immediately and terminate only when exercised in full. These warrants were exercised in full by December 31, 2023. We estimated the fair value of the Pre-Funded Warrants to be

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
$685,000 using a Black Scholes model based on the following significant inputs: common stock price of $9.30 per share; volatility of 262%; remaining term of one month; dividend yield of 0% and risk-free interest rate of 5.5%.
•Series D warrants to purchase up to an aggregate of 384,615 shares at an exercise price of $13.00 per share, which are exercisable immediately and expire November 2028.We estimated the fair value of the Series D warrants to be $2.6 million using a Black Scholes model based on the following significant inputs: common stock price of $9.30 per share; volatility of 103%; remaining term of 5 years; dividend yield of 0% and risk-free interest rate of 4.2%.
•Series E warrants to purchase up to an aggregate of 384,613 shares at an exercise price of $13.00 per share, which are exercisable immediately and expire May 2025. We estimated the fair value of the Series E warrants to be $1.8 million using a Black Scholes model based on the following significant inputs: common stock price of $9.30 per share; volatility of 128%; remaining term of 1.5 years; dividend yield of 0% and risk-free interest rate of 4.6%.
Common Stock Warrants Issued to Placement Agent in November 2023 Common Stock Offering
In connection with the registered direct offering in November 2023, we issued to the placement agent warrants to purchase up to 28,844 shares of common stock at an exercise price of $16.25 per share. These warrants are exercisable in May 2024 and expire in November 2028. The placement agent warrants and the shares of common stock issuable upon exercise thereof, will be issued in reliance on the exemption from registration provided in Section 4(a)(2) under the Securities Act.
We estimated the fair value of these warrants to be $189,000 using a Black Scholes model based on the following significant inputs: common stock price of $9.30 per share; volatility of 103%; remaining term of 5 years; dividend yield of 0%; and risk-free interest rate of 4.2%.
Common Stock Warrants Issued in August 2024 Private Inducement
In August 2024, in connection with the Warrant Inducement transaction discussed in Note 8, warrants were issued to the investor in the Warrant Inducement Transaction to purchase up to 1,011,004 shares of our common stock. These warrants are immediately exercisable with an exercise price of $4.35 per share, with 571,318 expiring August 2029 (“Series F-1 Warrants”) and 439,686 expiring February 2026 (“Series F-2 Warrants”). For additional information, see Note 14. We estimated the fair value of the Series F-1 Warrants to be $1.9 million using a Black-Scholes model based on the following significant inputs: common stock price of $4.10 per share; volatility of 118%; term of 5 years; dividend yield of 0%; and risk-free rate of 3.6%. The fair value of the Series F-2 Warrants was estimated to be $1.2 million using the Black-Scholes model based on the following significant inputs: common stock price of $4.10 per share; volatility of 153%; term of 1.5 years; dividend yield of 0%; and risk-free rate of 4.1%.

In August 2024, placement agent warrants were issued to purchase up to 25,275 shares of our common stock. The placement agent warrants are exercisable immediately upon issuance, with an exercise price of $5.75 per share, and expiring August 2029. We estimated the fair value of these warrants to be $83,000 using a Black-Scholes model based on the following significant inputs: common stock price of $4.10 per share; volatility of 118%; term of 5 years; dividend yield of 0%; and risk-free interest rate of 3.6%.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
NOTE 10: SEGMENT INFORMATION
We operate in a single operating segment: the formulation, development, marketing and sale of fertility control products for use in managing pest populations. This single operating segment has been identified based on our internal management structure and reporting to our Chief Operating Decision Maker (“CODM”), our Chief Executive Officer.
Our CODM evaluates segment performance on based on the revenues, gross profit and operating loss of the segment and uses internal financial statements to make decisions regarding resource allocation. Revenues, gross profit and operating loss used by the CODM are presented on our accompanying statement of operations. The measure of segment assets is represented as total assets presented on our accompanying balance sheets. There are no intersegment revenues, as all transactions are conducted within the one operating segment.
We have not identified any reportable segments other than the single operating segment discussed.
Significant Customers
The percentage of revenue attributable to our distributors and end customers that represented 10% or more of revenue in at least one of the periods presented, was as follows:

	Years Ended December 31,
	2024	2023
All distributors	34%	9%
Distributor A	13	2
Distributor B	7	3
The following accounts represented at least 10% of total accounts receivable in at least one of the periods presented:

	As of December 31,
	2024	2023
Distributor A	58%	—%
Distributor B	20%	13%
End customer A	2%	19%
End customer B	—%	13%
NOTE 11: LOSS PER SHARE
Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, which includes prefunded warrants and any shares held in abeyance from date of issuance. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares used in the basic loss per share calculation plus potentially dilutive securities outstanding during the period determined using the treasury stock method. Warrants and stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the years ended December 31, 2024 and 2023. Therefore, basic and diluted loss per share was the same for all periods presented.
The following shares were excluded from the calculation of diluted loss per share:

	December 31,
	2024	2023
Common stock warrants	249,053	675,501
Common stock options	73,533	—
Total	322,586	675,501

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
NOTE 12: CONTINGENCIES
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
In December 2024, Liphatech Inc. (“Liphatech”) commenced an action against us in the United States District Court for the Eastern District of Wisconsin Division. The complaint alleges, among other things, breach of contract, misappropriation of trade secrets, unfair competition, and unjust enrichment. These claims are based on allegations that we misappropriated and utilized proprietary information and trade secrets of Liphatech. The complaint also alleges that we breached a non-disclosure agreement that we had entered into with Liphatech. The complaint seeks unspecified damages as well as injunctive relief. We believe we have strong defenses against these claims and intend to defend the case vigorously. The outcome of this legal matter is not known or probable at this time, therefore no amounts have been accrued for a settlement.
In addition to the matters described above, we may be subject to other legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any other pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on our financial position, results of operations or liquidity.
NOTE 13: RELATED PARTY TRANSACTIONS
Related party transactions are conducted in the normal course of business and, unless otherwise noted, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. In connection with consulting agreements in place a $4,200 cash payment was made during 2023 to the Kito Impact Foundation, of which the Chair of our board serves as chief executive officer. There were no related party transactions for 2024.
NOTE 14: SUBSEQUENT EVENTS
Since December 31, 2024, we have issued 365,319 shares of common stock pursuant to the ATM Financing for gross proceeds of $1.2 million.
On March 11, 2025, we completed a warrant inducement transaction whereby we issued 374,718 shares of common stock pursuant to the exercise of certain warrants. Such warrants, which were originally issued in August 2024 with an original exercise price of $4.35 per share, were exercised at a reduced exercise price of $2.90 per share, for gross proceeds of $1.1 million. As consideration for the exercise of such existing warrants, we issued new short-term warrants to purchase up to an aggregate of 1,498,872 shares of common stock at an exercise price of $2.90 per share, which will be exercisable for 18 months beginning on the effective date of stockholder approval of the issuance of the shares of common stock. In addition, we issued placement agent warrants to purchase up to an aggregate of 18,736 shares of common stock at an exercise price of $3.625 per share, which will be exercisable for 18 months beginning on the effective date of stockholder approval of the issuance of the shares of common stock. Of the shares issued, 29,000 shares are held in abeyance and not considered outstanding. The shares held in abeyance will be held in abeyance until notice from the stock holder that the balance, or portion thereof, may be issued in compliance with a beneficial ownership limitation provisions in the terms of the warrant.
We have evaluated subsequent events from the balance sheet date through March 12, 2025, the date at which the financial statements were issued, and determined that there were no other items that require adjustment to or disclosure in the financial statements.

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
In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024. In making this assessment, the Company used the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2024 based on those criteria.
This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for smaller reporting companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.
ITEM 11.     EXECUTIVE COMPENSATION.
The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.
The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.

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

3.1(a)*	Certificate of Designation of the Series C Preferred Stock of the Registrant (Form 8-K filed August 26, 2022, Exhibit 3.1(a) (File no. 001-37941)).
3.1(b)*	Certificate of Amendment to Amended and Restated Certificate of Incorporation of SenesTech, Inc. (Form 8-K filed November 15, 2022, Exhibit 3.1(a) (File no. 001-37941)).
3.1(c)*	Certificate of Amendment to Amended and Restated Certificate of Incorporation of SenesTech, Inc. (Form 8-K filed November 15, 2023, Exhibit 3.1(a) (File no. 001-37941)).
3.1(d)*	Certificate of Amendment to Amended and Restated Certificate of Incorporation of SenesTech, Inc. (Form 8-K filed July 23, 2024, Exhibit 3.1(a) (File no. 001-37941)).
3.2*	Amended and Restated Bylaws (Form S- 1 filed September 21, 2016, Exhibit 3.5 (File no. 333-213736)).
3.2(a)*	Amendment No. 1 to the Amended and Restated Bylaws of SenesTech, Inc., dated June 16, 2021 (Form 8-K filed June 17, 2021, Exhibit 3.2 (File no. 001-37941)).
(4)	Instruments defining the rights of security holders, including indentures
4.1*	Description of Securities (Form 10-K/A filed April 21, 2020, Exhibit 4.1 (File no. 001-37941)).
4.2*	Form of the Registrant’s Common Stock certificate (Form S-1 filed October 7, 2016, Exhibit 4.1 (File no. 333-213736)).
4.3*	Form of Restricted Stock Unit Agreement (Form 8-K filed December 21, 2016, Exhibit 4.1 (File no. 001-37941)).
4.4*	Form of Warrant (Form S-1 filed November 16, 2017, Exhibit 4.2 (File no. 333-221433)).
4.5*	Form of Underwriter’s Warrant, as amended (Form 8-K filed November 21, 2017, Exhibit 4.1 (File no. 001-37941)).
4.6*	Form of New Warrant (Form 8-K filed June 20, 2018, Exhibit 4.1 (File no. 001-37941)).
4.7*	Form of Warrant issued to investors in Rights Offering (Form 10-Q filed August 14, 2018, Exhibit 4.1 (File no. 001-37941)).
4.8*	Form of Warrant issued to dealer-manager in Rights Offering (Form 10-Q filed August 14, 2018, Exhibit 4.2 (File no. 001-37941)).
4.9*	Warrant Agency Agreement, dated August 13, 2018, between the Registrant and Transfer Online, Inc. (Form 10-Q filed August 14, 2018, Exhibit 4.3 (File no. 001-37941)).
4.10*	Form of Placement Agent Warrant (Form 8-K filed July 17, 2019, Exhibit 4.1 (File no. 001-37941)).
4.11*	Form of Warrant (Form 8-K filed January 28, 2020, Exhibit 4.1 (File no. 001-37941)).
4.12*	Form of Placement Agent Warrant (Form 8-K filed January 28, 2020, Exhibit 4.2 (File no. 001-37941)).
4.13*	Form of Warrant (Form 8-K filed March 6, 2020, Exhibit 4.1 (File no. 001-37941)).
4.14*	Form of Placement Agent Warrant (Form 8-K filed March 6, 2020, Exhibit 4.2 (File no. 001-37941)).

4.15*	Form of Restricted Stock Unit Notice and Agreement (Form 10-K filed March 17, 2020, Exhibit 4.6 (File no. 001-37941)).
4.16*	Form of New Warrant (Form 8-K filed October 27, 2020, Exhibit 4.1 (File no. 001-37941)).
4.17*	Form of Placement Agent Warrant (Form 8-K filed October 27, 2020, Exhibit 4.1 (File no. 001-37941)).
4.18*	Form of Pre-Funded Warrant (Form 8-K filed February 2, 2021, Exhibit 4.1 (File no. 001-37941)).
4.19*	Form of Warrant (Form 8-K filed February 2, 2021, Exhibit 4.2 (File no. 001-37941)).
4.20*	Form of Placement Agent Warrant (Form 8-K filed February 2, 2021, Exhibit 4.3 (File no. 001-37941)).
4.21*	Form of Placement Agent Warrant (Form 8-K filed March 23, 2021, Exhibit 4.1 (File no. 001-37941)).
4.22*	Form of Series A Warrant (Form S-1/A filed November 15, 2022, Exhibit 4.21 (File no. 333-267991)).
4.23*	Form of Series B Warrant (Form S-1/A filed November 15, 2022, Exhibit 4.22 (File no. 333-267991)).
4.24*	Form of Pre-Funded Warrant (Form S-1/A filed November 15, 2022, Exhibit 4.23 (File no. 333-267991)).
4.25*	Form of Placement Agent Warrant (Form S-1/A filed November 15, 2022, Exhibit 4.24 (File no. 333-267991)).
4.26*	Form of SenesTech, Inc. Stock Option Grant Notice and Stand-Alone Option Agreement (Form S-8 filed February 10, 2023, Exhibit 4.2 (File no. 333-269686)).
4.27*	Form of SenesTech, Inc. Restricted Stock Unit Grant Notice and Stand-Alone Restricted Stock Unit Agreement (Form S-8 filed February 10, 2023, Exhibit 4.3 (File no. 333-269686)).
4.28*	Form of Series C Warrant (Form 8-K filed April 12, 2023, Exhibit 4.28 (File no. 001-37941)).
4.29*	Form of Series Placement Agent Warrant (Form 8-K filed April 12, 2023, Exhibit 4.29 (File no. 001-37941)).
4.30*	Form of Series F-1 Common Stock Purchase Warrant (Form 8-K filed August 23, 2024, Exhibit 4.1 (File no. 001-37941)).
4.31*	Form of Series F-2 Common Stock Purchase Warrant (Form 8-K filed August 23, 2024, Exhibit 4.2 (File no. 001-37941)).
4.32*	Form of Placement Agent Warrant (Form 8-K filed August 23, 2024, Exhibit 4.3 (File no. 001-37941)).
(10)	Material Contracts
10.1*	SenesTech, Inc. 2015 Equity Incentive Plan and forms of agreement thereunder (Form S-1 filed September 21, 2016, Exhibit 10.2 (File no. 333-213736)).+
10.2*	Form of Indemnification Agreement (Form S-1 filed September 21, 2016, Exhibit 10.6 (File no. 333-213736)). +
10.3*	Employment Offer Letter by and between the Registrant and Thomas Chesterman dated November 20, 2015 (Form S-1 filed September 21, 2016, Exhibit 10.9 (File no. 333-213736)). +
10.4*	Employment Letter Agreement by and between SenesTech, Inc. and Kenneth Siegel dated May 16, 2019 (Form 8-K filed May 20, 2019, Exhibit 10.1 (File no. 001-37941)).+
10.5*	Lease by and between the Registrant and Pinnacle Campus Office-Retail, LLC, dated as of November 18, 2019 (Form 10-K filed March 29, 2022, Exhibit 10.1 (File no. 333-236302)).
10.6*	Standard Industrial/Commercial Multi-Tenant Lease, between the Company and Duke Go PP, LLC, dated as of June 22, 2020 (Form 10-Q filed August 13, 2020, Exhibit 10.4 (File no. 001-37941)).
10.7*	Form of Securities Purchase Agreement (Form 8-K filed July 17, 2019, Exhibit 10.1 (File no. 001-37941)).
10.8*	Form of Securities Purchase Agreement (Form 8-K filed January 28, 2020, Exhibit 10.1 (File no. 001-37941)).
10.9*	Form of Securities Purchase Agreement (Form 8-K filed March 6, 2020, Exhibit 10.1 (File no. 001-37941)).
10.10*	Form of Securities Purchase Agreement (Form S-1/A filed February 13, 2020, Exhibit 10.19 (File no. 333-236302)).
10.11*	Form of Securities Purchase Agreement (Form 8-K filed April 21, 2020, Exhibit 10.1 (File no. 001-37941)).
10.12*	Form of Letter Agreement, dated as of October 23, 2020, between the Company and the purchaser thereto (Form 8-K filed October 27, 2020, Exhibit 10.1 (File no. 001-37941)).

10.13*	Form of Securities Purchase Agreement, dated as of January 27, 2021 (Form 8-K filed February 2, 2021, Exhibit 10.1 (File no. 001-37941)).
10.14*	Form of Registration Rights Agreement, dated as of January 27, 2021 (Form 8-K filed February 2, 2021, Exhibit 10.2 (File no. 001-37941)).
10.15*	Form of Securities Purchase Agreement (Form S-1 filed November 15, 2022, Exhibit 10.18 (File no. 333-267991)).
10.16*	SenesTech, Inc. 2018 Equity Incentive Plan, as amended (Form 8-K filed October 14, 2022, Exhibit 10.23 (File no. 001-37941)). +
10.16(a)*	Form of SenesTech, Inc. Stock Option Grant Notice and Option Agreement (Form 8-K filed October 14, 2022, Exhibit 10.23A (File no. 001-37941)).
10.16(b)*	Form of SenesTech, Inc. Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Form 8-K filed October 14, 2022, Exhibit 10.23B (File no. 001-37941)).
10.17*	Form of Securities Purchase Agreement (Form 8-K filed March 19, 2021, Exhibit 10.1 (File no. 001-37941)).
10.18*	Employment Letter Agreement between SenesTech, Inc. and Joel Fruendt dated November 9, 2022 (Form 8-K filed November 14, 2022, Exhibit 10.24 (File no. 001-37941)). +
10.19*	Form of Securities Purchase Agreement (Form 8-K filed April 12, 2023, Exhibit 10.26 (File no. 001-37941)).
10.20*	SenesTech, Inc. 2018 Equity Incentive Plan, as amended (Form 8-K filed June 27, 2023, Exhibit 10.28 (File no. 001-37941)).
10.21*	SenesTech, Inc. 2018 Equity Incentive Plan, as amended (Form 8-K filed July 15, 2024, Exhibit 10.1 (File no. 001-37941)).
10.22*	Form of Inducement Letter (Form 8-K filed August 23, 2024, Exhibit 10.1 (File no. 001-37941)).
10.23	Standard Industrial/Commercial Multi-Tenant Lease, between the Company and E&V Investments, LLC, dated as of July 17, 2024.
(19)	Insider Trading Policies and Procedures
19.1	SenesTech, Inc. Insider Trading Policy.
(21)
21.1	List of Subsidiaries of the Registrant.
(23)	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm M&K CPAS, PLLC.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
(32)	Section 1350 Certifications
32.1	Certifications of Chief Executive Officer and Chief Financial Officer.
(97)	Policy Relating to Recovery of Erroneously Awarded Compensation
97.1*	SenesTech, Inc. Executive Officer Clawback Policy (Form 10-K/A filed April 29, 2024, Exhibit 97.1 (File no. 001-37941)).
(101)	Interactive Data File
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Incorporated by reference as indicated.
+    Indicates a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESTECH, INC.

Date: March 12, 2025	By:	/s/ Joel Fruendt
Joel Fruendt
President and Chief Executive Officer

Date: March 12, 2025	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Joel Fruendt	President and Chief Executive Officer	March 12, 2025
Joel Fruendt	(Principal Executive Officer)

/s/ Thomas C. Chesterman	Executive Vice President, Chief Financial Officer, Treasurer, and Secretary	March 12, 2025
Thomas C. Chesterman	(Principal Financial and Accounting Officer)

/s/ Jamie Bechtel	Chair of the Board	March 12, 2025
Jamie Bechtel

/s/ Phil Grandinetti	Director	March 12, 2025
Phil Grandinetti

/s/ Jake Leach	Director	March 12, 2025
Jake Leach

/s/ Joshua Moss	Director	March 12, 2025
Joshua Moss

/s/ Matthew K. Szot	Director	March 12, 2025
Matthew K. Szot