Form 10-Q
period 2025-03-31
SenesTech, Inc.
filed 2025-05-08
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-37941
SENESTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2079805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13430 North Dysart Road, Suite 105
Surprise, AZ	85379
(Address of principal executive offices)	(Zip Code)
(928) 779-4143
(Registrant’s telephone number, including area code)
777 W. Pinnacle Peak Road, Suite B104, Phoenix, AZ 85027
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of May 5, 2025: 1,775,930

SENESTECH, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SENESTECH, INC.
CONDENSED BALANCE SHEETS
(In thousands, except shares and per share data)

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,655	$1,307
Accounts receivable, net	498	335
Prepaid expenses and other current assets	258	377
Inventory, net	753	794
Total current assets	3,164	2,813
Property and equipment, net	404	407
Other noncurrent assets	58	58
Total assets	$3,626	$3,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$164	$215
Accrued expenses	310	278
Current portion of notes payable	57	56
Deferred revenue	12	12
Total current liabilities	543	561
Notes payable, less current portion	191	206
Total liabilities	734	767
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,775,930 and 1,035,893 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	1
Additional paid-in capital	140,652	138,607
Accumulated deficit	(137,762)	(136,097)
Total stockholders’ equity	2,892	2,511
Total liabilities and stockholders’ equity	$3,626	$3,278
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues, net	$485	$415
Cost of sales	172	280
Gross profit	313	135
Operating expenses:
Research and development	418	370
Selling, general and administrative	1,558	1,608
Total operating expenses	1,976	1,978
Loss from operations	(1,663)	(1,843)
Other income (expense):
Interest income	3	15
Interest expense	(5)	(4)
Other income (expense), net	(2)	11
Net loss and comprehensive loss	$(1,665)	$(1,832)
Weighted average shares outstanding - basic and diluted	1,299,971	514,453
Net loss per share - basic and diluted	$(1.28)	$(3.56)
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,665)	$(1,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39	37
Stock-based compensation	91	85
Changes in operating assets and liabilities:
Accounts receivable	(163)	(66)
Prepaid expenses and other current assets	119	42
Inventory	41	(79)
Other assets	—	(2)
Accounts payable	(51)	(34)
Accrued expenses	32	23
Deferred revenue	—	(3)
Net cash used in operating activities	(1,557)	(1,829)

Cash flows from investing activities:
Purchase of property and equipment	(36)	(2)
Net cash used in investing activities	(36)	(2)

Cash flows from financing activities:
Proceeds from the exercise of warrants, net	889	6
Proceeds from issuances of common stock, net	1,066	—
Repayments of notes payable	(14)	(8)
Net cash provided by (used in) financing activities	1,941	(2)

Increase (decrease) in cash and cash equivalents	348	(1,833)
Cash and cash equivalents, beginning of period	1,307	5,395
Cash and cash equivalents, end of period	$1,655	$3,562

Supplemental cash flow information is as follows:
Interest paid	$5	$4
Income taxes paid	$—	$—
See accompanying notes to condensed financial statements.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Nature of Business
SenesTech, Inc. (subsequently referred to in this report as “we,” “us,” “our,” or “our company”) was incorporated in the state of Nevada in July 2004. On November 12, 2015, we subsequently reincorporated in the state of Delaware. Our corporate headquarters and manufacturing site are in Surprise, Arizona. We have developed and are commercializing products for managing animal pest populations through fertility control. Our current products focus on rat and mouse populations, and are known as ContraPest®, EvolveTM Rat and Evolve Mouse.
CONTRAPEST. ContraPest, our initial product, is a liquid bait containing the active ingredients 4-vinylcyclohexene diepoxide (“VCD”) and triptolide. ContraPest targets the reproductive systems of both male and female rats, is a highly palatable formulation, does not cause illness or changed behavior in rats, and leads to significant reductions in fertility and rat populations. Accordingly, ContraPest is an additional tool to use as part of an integrated pest management (“IPM”) program.
In August 2016, the U.S. Environmental Protection Agency (“EPA”) granted an unconditional registration for ContraPest as a restricted use pesticide (“RUP”), requiring purchase or application oversight by a licensed professional. In October 2018, the EPA approved the removal of the RUP designation and ContraPest was reclassified as a general use pesticide. To date, ContraPest is registered in all 50 states and the District of Columbia (49 states and the District of Columbia have approved the RUP designation) and two major U.S. territories, Puerto Rico and The U.S. Virgin Islands. In March 2022, the EPA granted a sub-label for ContraPest allowing for an alternative delivery system in a hanging bait station. This sub-label is marketed as Elevate Bait SystemTM and was designed to target roof rat habitats and infestations.
EVOLVE. The Evolve product line, which began in the form of Evolve Rat, launched in January 2024, and is currently our lead product. Evolve Rat is a soft bait product that is novel to the pest control industry and contains the active ingredient, cottonseed oil. Evolve Rat reduces fertility in both male and female rats. Additionally, its palatable formulation produces high acceptance for sustained consumption even when other sought-after food sources are present. Evolve Rat does not cause illness in rats and, therefore, it does not change behavior or result in bait aversion. By targeting the reproductive systems of both male and female rats and with palatability generating continued consumption, the use of Evolve Rat can lead to a sustained reduction of the rat population.
Evolve Rat meets the EPA’s minimum risk pesticide conditions under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), Section 25(b). Due to its classification, Evolve Rat is exempt from federal registration because it poses little to no risk to human health and the environment. Evolve Rat may also be used in agricultural application, as it is made from food ingredients with tolerance exemptions for both food and nonfood applications. There are 10 states that accept the federal exemption for pesticide registration and require no additional determination or approval. In states that do not accept the federal exemption, we must obtain registration from the various state regulatory agencies. To date, we are authorized to sell Evolve Rat in 48 states.
In May 2024, we launched Evolve Mouse, our latest expansion of the Evolve product line. Evolve Mouse is a variation of our soft bait formulation and contains the same active ingredient, cottonseed oil, in a different concentration. Evolve Mouse limits reproduction of male and female mice and is also considered a minimum risk pesticide under the EPA’s FIFRA, Section 25(b). To date, we are authorized to sell Evolve Mouse in 35 states.
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
Going Concern
Our condensed financial statements as of March 31, 2025 were prepared under the assumption that we would continue as a going concern. The reports of our independent registered public accounting firm that accompanies our financial statements for each of the years ended December 31, 2024 and December 31, 2023 contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, we have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we encounter continued issues or delays in the commercialization of fertility control products, our expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through additional financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.
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
As of March 31, 2025, we had an accumulated deficit of $137.8 million and cash and cash equivalents of $1.7 million.
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
Based upon our current operating plan, we expect that cash and cash equivalents at March 31, 2025, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next four months.
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
Condensed Financial Statements
Our accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2025, and our operating results and cash flows for the three month periods ended March 31, 2025 and 2024. The accompanying financial information as of December 31, 2024 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025.

Recent Accounting Pronouncements
There have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our condensed financial statements.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The significant estimates in our financial statements include the valuation of inventory, common stock warrants and stock-based awards, such as stock options and restricted stock units. Actual results could differ from such estimates.
Advertising Costs
Advertising costs are expensed as incurred and were $22,000 and $61,000 for the three months ended March 31, 2025 and 2024, respectively.
Comprehensive Loss
We have no other comprehensive income items for the periods presented. As a result, our net loss and comprehensive loss were the same for the periods presented, and a separate statement of comprehensive loss is not included in the accompanying condensed financial statements.
NOTE 2: BALANCE SHEET COMPONENTS
Cash and Cash Equivalents
Highly liquid investments with maturities of three months or less as of the date of acquisition are classified as cash equivalents, of which we had $1.7 million and $1.3 million as of March 31, 2025 and December 31, 2024, respectively, included within cash and cash equivalents in the condensed balance sheets.
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable	$502	$339
Allowance for uncollectible accounts	(4)	(4)
Accounts receivable, net	$498	$335
The following was the activity in the allowance for uncollectible accounts (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance as of beginning of period	$4	$4
Increase in provision	—	—
Amounts written off, less recoveries	—	—
Balance as of end of period	$4	$4

Inventory, net
Inventory, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$667	$719
Work in progress	6	1
Finished goods	80	74
Total inventory	753	794
Less: reserve for obsolescence	—	—
Inventory, net	$753	$794
The following was the activity in the reserve for obsolescence (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance as of beginning of period	$—	$5
Increase in reserve	—	—
Amounts relieved	—	—
Balance as of end of period	$—	$5
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Software licenses	$73	$112
Professional services	62	18
Rent	38	38
Insurance	37	27
Equity offering costs	29	146
Marketing programs and conferences	3	21
Other	16	15
Total prepaid expenses and other current assets	$258	$377

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Research and development equipment	$1,826	$1,826
Office and computer equipment	494	494
Autos	54	54
Furniture and fixtures	46	46
Leasehold improvements	157	157
Total in service	2,577	2,577
Accumulated depreciation and amortization	(2,281)	(2,242)
Total in service, net	296	335
Construction in progress	108	72
Property and equipment, net	$404	$407
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Compensation and related benefits	$277	$244
Legal and consulting professional services	30	30
Product warranty and other	3	4
Total accrued expenses	$310	$278
Notes Payable
We have financing arrangements related to the purchase of certain equipment. The notes payable for that certain equipment have a weighted average annual interest rate of 10.4% with original terms of five years and are secured by the underlying equipment.
As of March 31, 2025, future principal payments were as follows (in thousands):

2025	$42
2026	61
2027	68
2028	65
2029	12
Thereafter	—
Total principal payments	248
Less: current portion of notes payable	(57)
Notes payable, less current portion	$191
NOTE 3: FAIR VALUE MEASUREMENTS
The carrying amounts of our financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short maturities. Notes payable are recorded at amortized cost, which approximates fair value.

NOTE 4: LEASES
In August 2024, we entered into an operating lease for a new location for our corporate headquarters and manufacturing and research operations. The lease commences in April 2025 and expires in 2035. Our current operating lease for our manufacturing and research operations and our corporate headquarters expires in May 2025.
The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$72	$56

NOTE 5: STOCK-BASED COMPENSATION
In 2018, our stockholders approved the adoption of the SenesTech, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), which provides for the issuance of stock-based instruments, such as stock options or restricted stock units, to employees or consultants as deemed appropriate. The 2018 Plan has since been amended and restated on certain occasions, most recently on July 11, 2024, when our stockholders approved an increase to the total number of authorized shares to 207,071 shares. As of March 31, 2025, we have 32,173 shares of common stock available for issuance under the 2018 Plan.
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
The following table presents the outstanding stock option activity:

	Number of Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Three months ended March 31, 2025:
Outstanding as of December 31, 2024:	147,616		$27.13	9.5
Granted	28,057		3.09	9.8
Exercised	—		—	—
Forfeited	(2)		1,965.36	—
Expired	—		—	—
Outstanding as of March 31, 2025	175,671	(1)	23.27	9.3
Exercisable as of March 31, 2025	54,911		66.86	9.0
(1) Includes options related to 603 shares that are inducement awards and not granted under the 2018 Plan.
The weighted average grant date fair value of options granted during the three months ended March 31, 2025 was $3.08 per share based on the following assumptions used in the Black-Scholes option pricing model:

Expected volatility	162%
Expected dividend yield	—%
Expected term (in years)	10
Risk-free interest rate	4.67%

The expected volatility assumption is based on the calculated volatility of our common stock at the date of grant based on historical prices over the most recent period commensurate with the term of the award. The expected dividend yield assumption is based on our history and expected dividend payouts: we have not, and do not expect to, pay dividends. The expected term assumption is the contractual term of the options. The risk-free interest rate assumption is determined using the U.S. treasury yields for bonds with a maturity commensurate with the term of the award.
The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$3	$4
Selling, general and administrative	88	81
Total stock-based compensation expense	$91	$85
The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.
As of March 31, 2025, the total compensation cost related to unvested options not yet recognized, unamortized stock-based compensation, was $335,000, which will be recognized over a weighted average period of 1.6 years, assuming the employees and non-employees complete their service period required for vesting.
NOTE 6: STOCKHOLDERS’ EQUITY
Activity in equity during the three month periods ended March 31, 2025 and 2024 was as follows (dollars in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
2025
Balances as of December 31, 2024	1,035,893	$1	$138,607	$(136,097)	$2,511
Stock-based compensation	—	—	91	—	91
Issuance of common stock, net of transaction costs	365,319	—	1,066	—	1,066
Issuance of common stock upon exercise of warrants, net of transaction costs	374,718	1	888	—	889
Net loss	—	—	—	(1,665)	(1,665)
Balances as of March 31, 2025	1,775,930	$2	$140,652	$(137,762)	$2,892
2024
Balances as of December 31, 2023	514,003	$1	$136,263	$(129,913)	$6,351
Stock-based compensation	—	—	85	—	85
Issuance of common stock upon exercise of warrants, net of transaction costs	460	—	6	—	6
Net loss	—	—	—	(1,832)	(1,832)
Balances as of March 31, 2024	514,463	$1	$136,354	$(131,745)	$4,610
In March 2025, we completed a warrant inducement transaction whereby we issued 374,718 shares of common stock pursuant to the exercise of warrants. Certain warrant holders were induced to exercise warrants by reducing the exercise price to the then current market price of our common stock (the “Warrant Inducement”). The original warrants consisted of 251,884 shares issued August 23, 2024 with an exercise price of $4.35 per share and a remaining life of 4.5 years (“Series F-1 Warrants”) and 122,834 shares issued August 23, 2024 with an exercise price of $4.35 per share and a remaining life of 1.0 year (“Series F-2 Warrants”) (collectively, the “Original Warrants”). The Original Warrants were exercised for $2.90 per share for gross proceeds of $1.1 million, before deducting $197,000 of issuance costs.

The difference between the fair value of the warrants immediately prior to modification and immediately after modification was treated as a transaction cost, which is netted against proceeds received, and was $58,000 using the Black-Scholes model based on the following significant inputs:
•For the Series F-1 Warrants: common stock price of $2.38 per share; volatility of 120%; term of 4.5 years; dividend yield of 0%; and risk-free rate of 4.0%; and
•For the Series F-2 Warrants: common stock price of $2.38 per share; volatility of 111%; term of 1.0 year; dividend yield of 0%; and risk-free rate of 4.0%.
In connection with the Warrant Inducement transaction, new short-term warrants to purchase 1,517,608 shares of our common stock were issued, which are discussed in Note 7.
In June 2024, we entered into an at-the-market offering arrangement with a sales agent, pursuant to which we may offer and sell, from time to time at our sole discretion, in transactions that are deemed to be “at the market” offerings under the Securities Act of 1933, as amended (the “Securities Act”), shares of our common stock for aggregate gross proceeds of up to approximately $1.6 million (“ATM Facility”). The offer and sale of shares are made pursuant to a previously filed shelf registration statement on Form S-3 (Registration no. 333-261227), originally filed with the SEC on November 19, 2021 and amended on May 4, 2022, and declared effective by the SEC on May 6, 2022, and the related prospectus supplement related to the offering of shares dated June 20, 2024, and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act. For additional information, see Note 11, Subsequent Events. During the first quarter of 2025, we have sold 365,319 shares of common stock under this ATM Facility for gross proceeds of $1.2 million, before deducting offering expenses of $159,000. As of March 31, 2025, there are 34,819 shares of common stock reserved for potential issuance under the ATM Facility.

NOTE 7: COMMON STOCK WARRANTS
The following table presents the common stock warrant activity:

Issue Date	Warrant Type	Term Date	Exercise Price	Balance December 31, 2024	Issued	Exercised	Expired	Balance March 31, 2025
January 2020	Registered Direct Offering	July 2025	$21,600.00	60	—	—	—	60
January 2020	Dealer Manager	January 2025	$24,000.00	4	—	—	(4)	—
March 2020	Dealer Manager	March 2025	$9,015.12	4	—	—	(4)	—
April 2020	Dealer Manager	April 2025	$9,528.00	47	—	—	—	47
April 2020	Registered Direct Offering	April 2025	$7,320.00	20	—	—	—	20
October 2020	Dealer Manager	April 2026	$5,174.40	34	—	—	—	34
February 2021	Private Placement Agreement	August 2026	$5,318.40	540	—	—	—	540
February 2021	Dealer Manager	August 2026	$6,835.40	136	—	—	—	136
March 2021	Dealer Manager	March 2026	$6,000.00	60	—	—	—	60
November 2022	Dealer Manager	November 2027	$525.00	892	—	—	—	892
April 2023	Series C	October 2028	$194.40	7,142	—	—	—	7,142
April 2023	Dealer Manager	April 2028	$262.50	534	—	—	—	534
August 2023	Dealer Manager	August 2028	$108.04	1,222	—	—	—	1,222
November 2023	Series D	November 2028	$13.00	151,026	—	—	—	151,026
November 2023	Series E	May 2025	$13.00	80,998	—	—	—	80,998
November 2023	Dealer Manager	November 2028	$16.25	28,844	—	—	—	28,844
August 2024	Series F-1	August 2029	$4.35	571,318	—	(251,884)	—	319,434
August 2024	Series F-2	February 2026	$4.35	439,686	—	(122,834)	—	316,852
August 2024	Dealer Manager	August 2029	$5.75	25,275	—	—	—	25,275
August 2025	Series G	September 2026	$2.90	—	1,498,872	—	—	1,498,872
August 2024	Dealer Manager	September 2026	$3.625	—	18,736	—	—	18,736
				1,307,842	1,517,608	(374,718)	(8)	2,450,724

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2024	1,307,842	$12.63	3.4
Issued	1,517,608	2.91	1.5
Exercised	(374,718)	2.90	—
Expired	(8)	16,507.56	—
Outstanding as of March 31, 2025	2,450,724	7.82	1.9

In connection with the Warrant Inducement transaction discussed in Note 6, we issued to those investors warrants to purchase up to 1,498,872 shares of our common stock at an exercise price of $2.90 per share, which will be exercisable for 1.5 years beginning on the effective date of stockholder approval of the issuance of the shares of common stock. We estimated the fair value of these warrants to be $1.5 million using a Black-Scholes model based on the following significant inputs: common stock price of $2.38 per share; volatility of 117%; term of 1.5 years; dividend yield of 0%; and risk-free rate of 4.37%.
In addition, placement agent warrants were issued to purchase up to 18,736 shares of our common stock at an exercise price of $3.625 per share, which will be exercisable for 1.5 years beginning on the effective date of stockholder approval of the issuance of the shares of common stock. We estimated the fair value of these warrants to be $20,000 using a Black-Scholes model based on the following significant inputs: common stock price of $2.38 per share; volatility of 117%; term of 1.5 years; dividend yield of 0%; and risk-free interest rate of 4.37%.
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
The following shares were excluded from the calculation of diluted net loss per share:

	Three Months Ended March 31,
	2025	2024
Common stock warrants	—	—
Stock options	2,359	—
	2,359	—
NOTE 9: SEGMENT INFORMATION
We operate in a single operating segment: the formulation, development, marketing and sale of fertility control products for use in managing pest populations. This single operating segment has been identified based on our internal management structure and reporting to our chief operating decision maker (“CODM”), our Chief Executive Officer.
Our CODM evaluates segment performance based on the revenues, gross profit and operating loss of the segment and uses internal financial statements to make decisions regarding resource allocation. Revenues, gross profit and operating loss used by the CODM are presented on our accompanying statement of operations. The measure of segment assets is represented as total assets presented on our accompanying balance sheets. There are no intersegment revenues, as all transactions are conducted within one operating segment.
We have not identified any reportable segments other than the single operating segment discussed.
The percentage of revenue attributable to our customers that represented 10% or more of revenue in at least one of the periods presented, was as follows:

	Three Months Ended March 31,
	2025	2024
Customer A	31%	6%
Customer B	3	12

The following accounts represented at least 10% of total accounts receivable in at least one of the periods presented:

	March 31, 2025	December 31, 2024
Customer A	50%	30%
Customer C	10	20
NOTE 10: CONTINGENCIES
In December 2024, Liphatech Inc. (“Liphatech”) commenced an action against us in the United States District Court for the Eastern District of Wisconsin. The complaint alleges, among other things, breach of contract, misappropriation of trade secrets, unfair competition and unjust enrichment. These claims are based on allegations that we misappropriated and utilized proprietary information and trade secrets of Liphatech. The complaint also alleges that we breached a non-disclosure agreement that we had entered into with Liphatech. The complaint seeks unspecified damages as well as injunctive relief. We believe we have strong defenses and are actively defending the case, although no assurance can be given regarding the outcome. The outcome of this legal matter is not known or probable at this time, and no specific damages have been claimed, therefore no amounts have been accrued for a settlement.
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
NOTE 11: SUBSEQUENT EVENTS
In April 2025, we amended the prospectus supplement dated June 20, 2024 related to the offering of shares pursuant to the ATM Facility and increased the aggregate gross proceeds by $437,000 to approximately $2.0 million. For additional information, see Note 6, Stockholders’ Equity.
We have evaluated subsequent events from the balance sheet date through May 8, 2025, the date at which the condensed financial statements were issued, and determined that there were no additional items that require adjustment to or disclosure in the condensed financial statements.

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
•our belief that if we encounter continued issues or delays in the commercialization of fertility control products, our expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a growing concern;
•our expectation that if we are unable to generate additional funds in the future through additional financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations;
•our expectation that significant operating losses will continue for the near future;
•our ability to successfully commercialize our fertility control products and obtain and maintain regulatory approval for our products and product candidates;
•our ability to gain market acceptance, commercial viability and profitability of fertility control products and other products;
•our ability to market our products and establish an effective sales force and marketing infrastructure to generate sufficient revenue;
•our ability to retain and attract key personnel to develop, operate and grow our business;
•our ability to meet our working capital needs;
•our expectation that cash and cash equivalents will be sufficient to fund our current operations for at least the next four months;
•our belief that the use of our products can lead to sustained reductions of the rat or mice populations;
•our belief that additional financing will be needed before achieving anticipated revenue targets and margin targets;
•our belief that if we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern;
•our belief that we may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available tat adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations;

•our belief that we will not pay dividends;
•our estimates of the fair value of warrants based on a Black-Scholes model;
•our belief that we have strong defenses against the claims by Liphatech;
•our belief that we may be subject to other legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business;
•our belief that Evolve qualifies for exemption from registration as a minimum risk pesticide under the EPA’s FIFRA, Section 25(b);
•our belief that additional financing will be needed before achieving anticipated revenue targets and margin targets;
•our ability to raise necessary capital through the sale of our securities;
•our ability to achieve profitability or generate positive cash flows;
•our estimates or expectations related to our revenue, cash flow, expenses, capital requirements and need for additional financing;
•our belief that if equity or debt financing is not available at adequate levels or on acceptable terms we may need to delay, limit or terminate commercialization and development efforts or discontinue operations;
•our anticipation that the cost of producing Evolve will continue to be lower that ContraPest based on the current costs of raw materials;
•our expectation that our expenses will continue or increase in connection with our ongoing activities, particularly as we focus on marketing and sales of fertility control products;
•our belief that the use of warrant inducements and the ATM Facility are the appropriate capital market structures of those available to us to balance the need for capital while minimizing stockholder dilution;
•our expectation that we will continue to incur costs associated with operating as a public company;
•our expectation that we will incur substantial and increased expenses; and
•our belief that we will need additional financing to fund our continuing and additional expenses.
These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s, actual results to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A-“Risk Factors” of Part I of our Annual Report on Form 10-K, for the year ended December 31, 2024, filed with the SEC on March 13, 2025, and those contained from time to time in our other filings with the SEC. A number of factors could cause our actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, the following:
•the successful commercialization of our products;
•market acceptance of our products;
•our financial performance, including our ability to fund operations;
•our ability to maintain compliance with Nasdaq Capital Market’s continued listing requirements;
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
Overview
Since our inception, we have sustained significant operating losses in the course of our research and development and commercialization activities and expect such losses to continue for the near future. Although sales of our product have increased over the last three years, 56% in 2024, 17% in 2023, and 77% in 2022, we are not yet able to fund operations by product sales alone. We have primarily funded our operations to date through the sale of equity securities, including convertible preferred stock, common stock and warrants to purchase common stock. We have also generated limited revenue from research grants and licensing fees received under former license agreements.
Through March 31, 2025, we received net proceeds of $105.8 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $6.0 million in net product sales and an aggregate of $1.7 million from licensing fees. As of March 31, 2025, we had an accumulated deficit of $137.8 million and cash and cash equivalents of $1.7 million.
We have incurred significant operating losses every year since our inception, with a net loss of $1.7 million for the three months ended March 31, 2025. We expect to continue to incur significant expenses and generate operating losses for at least the next six months.
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
Based upon our current operating plan, we expect that cash and cash equivalents at March 31, 2025, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next four months.
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

Results of Operations
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,		% Increase (Decrease)
	2025	2024
Revenues, net	$485	$415	17%
Cost of sales	172	280	(39)%
Gross profit	313	135	132%
Operating expenses:
Research and development	418	370	13%
Selling, general and administrative	1,558	1,608	(3)%
Total operating expenses	1,976	1,978	—%
Loss from operations	(1,663)	(1,843)	(10)%
Other income (expense), net	(2)	11	(118)%
Net loss	$(1,665)	$(1,832)	(9)%
Revenues

	Three Months Ended March 31,				% Increase (Decrease)
	2025		2024
Evolve Rat	$303	62%	$250	60%	21%
Evolve Mouse	81	17%	—	—%	100%
ContraPest	101	21%	165	40%	(39)%
Revenues , net	$485	100%	$415	100%	17%
Sales, net of sales discounts and promotions, were $485,000 for the first quarter of 2025, compared to $415,000 for the first quarter of 2024. The $70,000 increase was driven by the launch of our Evolve product offerings, Evolve Rat and Evolve Mouse, partially offset by a decrease in the number of units sold of our existing ContraPest product offerings. Launched in January 2024, and expanded during 2024 with variations in product offerings, Evolve is a soft bait containing the active ingredient cottonseed oil and represented approximately 79%, or $384,000, of revenues for the first quarter of 2025, compared with 60%, or $250,000, of revenues for the first quarter of 2024. Partially offsetting this increase, was a decline in revenue related to our ContraPest product offerings in the first quarter of 2025 when compared with the first quarter of 2024. Continued erosion of demand for ContraPest products is expected as Evolve products are accepted in the marketplace.
Cost of Sales
Cost of sales consists of costs related to products sold, including scrap and reserves for obsolescence, as well as shipping costs when charged to the customer. Cost of sales was $172,000, or 35.5% of net sales, for the first quarter of 2025, compared to $280,000, or 67.5% of net sales, for the first quarter of 2024. The lower cost of net sales is largely due to a shift in the mix of products sold, and declined largely driven by our latest product line, Evolve, having a lower cost of sales relative to ContraPest. Cost of sales in the first quarter of 2024 was impacted by the higher cost of a key ingredient in Evolve, as we transitioned from development-stage raw material pricing to production-level raw material pricing. We anticipate the cost of producing Evolve will continue to be lower than ContraPest based on the current costs of raw materials.
Gross Profit
Gross profit for the first quarter of 2025 was $313,000, for a gross profit margin of 64.5%, compared to a gross profit of $135,000, or a gross profit margin of 32.5%, for the first quarter of 2024. Higher gross profit margin was driven by a shift in the mix of products sold, and increased due to our latest product line, Evolve, which launched in January 2024. This increase was partially offset by lower gross profit margin related to a shift in the mix of sales through our sales channels, with higher sales to distributors in the first quarter of 2025 when compared with the first quarter of 2024.
Research and Development Expenses
Research and development expenses consisted of the following (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
Personnel (including stock-based compensation)	$253	$212	$41
Facility-related	75	39	36
Depreciation	32	30	2
Supplies and maintenance	20	28	(8)
Professional fees	18	18	—
Stability studies, materials and testing	6	16	(10)
Other	14	27	(13)
Total	$418	$370	$48
Research and development expenses were $418,000 for the first quarter of 2025, compared to $370,000 for the first quarter of 2024. The $48,000 increase was primarily due to the realignment of the focus of our field development personnel to research and development activities, lower overhead allocation, and increased costs related to the expansion of facilities. These increases were partially offset by lower expenses overall related to field and product improvement studies as well as supplies and maintenance in the first quarter of 2025 when compared with the first quarter of 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consisted of the following (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
Personnel (including stock-based compensation)	$712	$862	$(150)
Professional fees	423	314	109
Franchise fees	89	47	42
Marketing	64	73	(9)
Travel and entertainment	62	59	3
Licensed software	51	69	(18)
Insurance	50	61	(11)
Other	107	123	(16)
Total	$1,558	$1,608	$(50)
Selling, general and administrative expenses were approximately $1.6 million for both the first quarter of 2025 and 2024. The decrease of $50,000 in the first quarter of 2025 was driven by lower personnel-related expenses resulting from lower headcount, which was partially offset by severance costs related to the termination of certain employees in the first quarter of 2025. In addition, licensed software and insurance costs were lower in in the first quarter of 2025 when compared with the first quarter of 2024. These decreases were partially offset by increased consulting fees as we added a social media program to our investor relations activities in the first quarter of 2025 to expand our reach to new investor bases, combined with higher board compensation resulting from changes in the compensation structure.

Other Income, Net
Other expense, net for the first quarter of 2025 consisted of interest expense of $5,000, partially offset by interest income of $3,000, while in the first quarter of 2024, other income, net consisted of interest income of $15,000, partially offset by interest expense of $4,000. Interest income was lower due to a lower average balance of cash and cash equivalents combined with declining interest rates during the first quarter of 2025 when compared with the first quarter of 2024.
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
Through March 31, 2025, we have received net proceeds of $105.8 million from our sales of common stock, preferred stock and warrant exercises and issuance of convertible and other promissory notes, an aggregate of $6.0 million in net product sales and an aggregate of $1.7 million from licensing fees. As of March 31, 2025, we had an accumulated deficit of $137.8 million and cash and cash equivalents of $1.7 million.
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
Based upon our current operating plan, we expect that cash and cash equivalents at March 31, 2025, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for at least the next four months. We have evaluated and will continue to evaluate our operating expenses and will concentrate our resources toward the successful commercialization of our fertility control products in the United States and internationally. However, if anticipated revenue targets and margin targets are not achieved or expenses are more than we have budgeted, we may need to raise additional financing before that time. If we need more financing, including within the next six months, and we are unable to raise the necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, we may require additional capital in order to fund our operating losses and research and development activities before we become profitable and may opportunistically raise capital. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
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
Capital Resources
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents, beginning of period	$1,307	$5,395
Net cash provided by (used in):
Operating activities	(1,557)	(1,829)
Investing activities	(36)	(2)
Financing activities	1,941	(2)
Increase (decrease) in cash and cash equivalents	348	(1,833)
Cash and cash equivalents, end of period	$1,655	$3,562
Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization and stock-based compensation included in operating results during a given period.
During the three months ended March 31, 2025, operating activities used $1.6 million of cash, resulting from our net loss of $1.7 million and net changes in our operating assets and liabilities of $22,000, partially offset by net non-cash charges of $130,000, consisting primarily of stock-based compensation and depreciation and amortization expense. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our continued efforts to commercialize our products, combined with research and development costs related to our continued efforts on formulations of new products and improvements to existing products. Net cash used by changes in our operating assets and liabilities consisted of an increase in accounts receivable of $163,000 and a net decrease in accounts payable and accrued expenses of $19,000, partially offset by decreases in prepaid expenses of $119,000 and inventory of $41,000.
During the three months ended March 31, 2024, operating activities used $1.8 million of cash, resulting from our net loss of $1.8 million, partially offset by net changes in our operating assets and liabilities of $119,000 and by non-cash charges of $122,000, consisting primarily of stock-based compensation and depreciation and amortization expense. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our efforts to commercialize our products, combined with costs related to our research and development efforts. Net cash used by changes in our operating assets and liabilities consisted of increases in inventory of $79,000, and accounts receivable of $66,000, partially offset by a decrease in prepaid expenses of $42,000.
Cash Flows from Investing Activities—Cash flows used in investing activities primarily consist of the purchase of property and equipment, offset by any proceeds received in connection with sales of property and equipment. During the three months ended March 31, 2025 and 2024, cash flows used in investing activities consisted of property and equipment purchases and was higher in 2025 as we prepare to move into our new manufacturing facility with increased production capacity.
Cash Flows from Financing Activities—Financing activities provide cash for both day-to-day operations and capital requirements as needed. During the three months ended March 31, 2025, net cash provided by financing activities consisted of net proceeds received from the issuance of common stock under our ATM Facility of $1.1 million and from the exercise of warrants of $889,000, partially offset by repayments on notes payable of $14,000. During the three months ended March 31, 2024, net cash used in financing activities consisted of the repayment of notes payable of $8,000, partially offset by net proceeds received from the exercise of warrants of $6,000.
We believe that the use of warrant inducements and the ATM Facility are the appropriate capital market structures of those available to us to balance the need for capital while minimizing stockholder dilution.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be a party to certain legal proceedings, incidental to the normal course of business. For information regarding legal proceedings in which we are involved, see Note 10, Contingencies, in our Notes to Condensed Financial Statements in Part I, Item I of the Quarterly Report of Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to our risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025.
Item 5. Other Information
During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibit Number	Description

4.1*	Form of Series G Common Stock Purchase Warrant (Form 8-K filed March 11, 2025, Exhibit 4.1 (File no. 001-37941)).
4.2*	Form of Placement Agent Warrant (Form 8-K filed March 11, 2025, Exhibit 4.2 (File no. 001-37941)).
10.1*	Form of Inducement Letter (Form 8-K filed March 11, 2025, Exhibit 10.1 (File no. 001-37941)).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Incorporated by reference as indicated.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC.

Date: May 8, 2025	By:	/s/ Joel L. Fruendt
Joel L. Fruendt
President and Chief Executive Officer

Date: May 8, 2025	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Executive Vice President, Chief Financial Officer, Treasurer and Secretary