Form 10-Q
period 2025-06-30
SenesTech, Inc.
filed 2025-08-08
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of August 5, 2025: 5,223,015

SENESTECH, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SENESTECH, INC.
CONDENSED BALANCE SHEETS
(In thousands, except shares and per share data)

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,055	$1,307
Accounts receivable, net	470	335
Inventory, net	711	794
Prepaid expenses and other current assets	238	377
Total current assets	7,474	2,813
Right to use asset, operating lease	2,417	—
Property and equipment, net	416	407
Other noncurrent assets	58	58
Total assets	$10,365	$3,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123	$215
Accrued expenses	564	278
Current portion of operating lease liability	52	—
Current portion of notes payable	59	56
Deferred revenue	12	12
Total current liabilities	810	561
Operating lease liability, less current portion	2,403	—
Notes payable, less current portion	175	206
Total liabilities	3,388	767
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 3,764,143 and 1,035,893 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4	1
Additional paid-in capital	146,351	138,607
Accumulated deficit	(139,378)	(136,097)
Total stockholders’ equity	6,977	2,511
Total liabilities and stockholders’ equity	$10,365	$3,278
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	$625	$459	$1,110	$874
Cost of sales	216	210	388	490
Gross profit	409	249	722	384
Operating expenses:
Research and development	427	467	845	837
Selling, general and administrative	1,596	1,384	3,154	2,992
Total operating expenses	2,023	1,851	3,999	3,829
Loss from operations	(1,614)	(1,602)	(3,277)	(3,445)
Other income (expense):
Interest income	4	22	7	37
Interest expense	(6)	(5)	(11)	(9)
Miscellaneous income	—	1	—	1
Other income (expense), net	(2)	18	(4)	29
Net loss and comprehensive loss	$(1,616)	$(1,584)	$(3,281)	$(3,416)
Weighted average shares outstanding - basic and diluted	1,854,531	514,463	1,578,783	514,458
Net loss per share - basic and diluted	$(0.87)	$(3.08)	$(2.08)	$(6.64)
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,281)	$(3,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74	73
Stock-based compensation	181	173
Operating lease	38	(3)
Bad debt expense	6	2
Changes in operating assets and liabilities:
Accounts receivable	(141)	(150)
Prepaid expenses and other current assets	139	(76)
Inventory	83	(104)
Accounts payable	(92)	41
Accrued expenses	286	47
Deferred revenue	—	(3)
Net cash used in operating activities	(2,707)	(3,416)

Cash flows from investing activities:
Purchase of property and equipment	(83)	(41)
Net cash used in investing activities	(83)	(41)

Cash flows from financing activities:
Proceeds from the exercise of warrants, net	4,860	6
Proceeds from issuances of common stock, net	2,706	—
Proceeds from issuance of notes payable	—	25
Repayments of notes payable	(28)	(17)
Net cash provided by financing activities	7,538	14

Increase (decrease) in cash and cash equivalents	4,748	(3,443)
Cash and cash equivalents, beginning of period	1,307	5,395
Cash and cash equivalents, end of period	$6,055	$1,952

Supplemental cash flow information is as follows:
Interest paid	$11	$9
Income taxes paid	$—	$—
Non-cash investing and financing activities:
Operating lease entered into for right-to-use asset	$2,439	$—
Note payable incurred for the purchase of certain equipment	—	4
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
CONTRAPEST. ContraPest, our initial product, is a liquid bait containing the active ingredients 4-vinylcyclohexene diepoxide and triptolide. ContraPest targets the reproductive systems of both male and female rats, is a highly palatable formulation, does not cause illness or changed behavior in rats, and leads to significant reductions in fertility and rat populations. Accordingly, ContraPest is an additional tool to use as part of an integrated pest management program.
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
Evolve Rat meets the EPA’s minimum risk pesticide conditions under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), Section 25(b). Due to its classification, Evolve Rat is exempt from federal registration because it poses little to no risk to human health and the environment. Evolve Rat may also be used in agricultural application, as it is made from food ingredients with tolerance exemptions for both food and nonfood applications. There are 10 states that accept the federal exemption for pesticide registration and require no additional determination or approval. In states that do not accept the federal exemption, we must obtain registration from the various state regulatory agencies. To date, we are authorized to sell Evolve Rat in 48 states and territories.
In May 2024, we launched Evolve Mouse, our latest expansion of the Evolve product line. Evolve Mouse is a variation of our soft bait formulation and contains the same active ingredient, cottonseed oil, in a different concentration. Evolve Mouse limits reproduction of male and female mice and is also considered a minimum risk pesticide under the EPA’s FIFRA, Section 25(b). To date, we are authorized to sell Evolve Mouse in 37 states and territories.
We are continuously enhancing ContraPest and Evolve to align with the unique needs and environments of our customers in our target verticals, while simultaneously pursuing regulatory approvals and amendments to our existing U.S. registrations to broaden its use and marketability. When regulatory and financial conditions permit, we will seek regulatory approval for additional jurisdictions beyond the United States.
Going Concern
Our condensed financial statements as of June 30, 2025 were prepared under the assumption that we would continue as a going concern. The reports of our independent registered public accounting firm that accompanies our financial statements for each of the years ended December 31, 2024 and December 31, 2023 contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, we have incurred significant operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we encounter continued issues or delays in the commercialization of fertility control products, our expected future losses could have an adverse effect on our financial condition and negatively impact our ability to fund continued operations, obtain additional financing in the future and continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through additional financings, sales of our products, licensing fees, royalty payments or from other sources or transactions, we will exhaust our resources and will be unable to continue operations.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses related to our research and development and commercialization efforts and we expect these losses to continue in the near term. We have generated limited revenue to date from product sales and have primarily funded our operations through the sale of equity securities, including common stock and warrants to purchase common stock.As of June 30, 2025, we had an accumulated deficit of $139.4 million and cash and cash equivalents of $6.1 million.
Our ultimate, long-term success depends upon the outcome of a combination of factors, including the following: (i) successful commercialization of fertility control products and maintaining and obtaining regulatory approval of our products and product candidates; (ii) market acceptance, commercial viability and profitability of fertility control products and other products; (iii) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development; (v) the ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.
Based upon our current operating plan, we expect that cash and cash equivalents at June 30, 2025, in combination with anticipated revenue and any additional sales of our equity securities, including the most recent warrant exercise transaction in August 2025, see Note 11, Subsequent Events, will be sufficient to fund our current operations through at least the end of fiscal 2027.While we have evaluated and continue to evaluate our operating expenses and concentrate our resources toward the successful commercialization of fertility control products in the United States, additional financing may still be needed before achieving anticipated revenue targets and margin targets. If we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, additional capital may be needed in order to fund our operating losses and research and development activities before we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
Condensed Financial Statements
Our accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2025, and our operating results and cash flows for the six month periods ended June 30, 2025 and 2024. The accompanying financial information as of December 31, 2024 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025.
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
Advertising Costs
Advertising costs are expensed as incurred and were $34,000 and $62,000 for the three months ended June 30, 2025 and 2024, respectively, and $57,000 and $121,000 for the six months ended June 30, 2025 and 2024, respectively.
Comprehensive Loss
We have no other comprehensive income items for the periods presented. As a result, our net loss and comprehensive loss were the same for the periods presented, and a separate statement of comprehensive loss is not included in the accompanying condensed financial statements.
NOTE 2: BALANCE SHEET COMPONENTS
Cash and Cash Equivalents
Highly liquid investments with maturities of three months or less as of the date of acquisition are classified as cash equivalents, of which we had $6.1 million and $1.3 million as of June 30, 2025 and December 31, 2024, respectively, included within cash and cash equivalents in the condensed balance sheets.
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable	$480	$339
Allowance for uncollectible accounts	(10)	(4)
Accounts receivable, net	$470	$335
The following was the activity in the allowance for uncollectible accounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance as of beginning of period	$4	$4	$4	$4
Increase in provision	6	2	6	2
Amounts written off, less recoveries	—	(2)	—	(2)
Balance as of end of period	$10	$4	$10	$4

Inventory, net
Inventory, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$649	$719
Work in progress	1	1
Finished goods	61	74
Total inventory	711	794
Less: reserve for obsolescence	—	—
Inventory, net	$711	$794
The following was the activity in the reserve for obsolescence (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance as of beginning of period	$—	$5	$—	$5
Increase in reserve	—	—	—	—
Amounts relieved	—	(5)	—	(5)
Balance as of end of period	$—	$—	$—	$—
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Software licenses	$69	$112
Professional services	51	18
Inventory	18	—
Insurance	39	27
Equity offering costs	24	146
Rent	12	38
Marketing programs and conferences	4	21
Other	21	15
Total prepaid expenses and other current assets	$238	$377

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Research and development equipment	$1,897	$1,826
Office and computer equipment	494	494
Autos	54	54
Furniture and fixtures	46	46
Leasehold improvements	240	157
Total in service	2,731	2,577
Accumulated depreciation and amortization	(2,315)	(2,242)
Total in service, net	416	335
Construction in progress	—	72
Property and equipment, net	$416	$407
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Compensation and related benefits	$254	$244
Legal and consulting professional services	297	30
Product warranty and other	13	4
Total accrued expenses	$564	$278
Notes Payable
We have financing arrangements related to the purchase of certain equipment. The notes payable for that certain equipment have a weighted average annual interest rate of 10.4% with original terms of five years and are secured by the underlying equipment.
As of June 30, 2025, future principal payments were as follows (in thousands):

2025	$28
2026	61
2027	68
2028	65
2029	12
Thereafter	—
Total principal payments	234
Less: current portion of notes payable	(59)
Notes payable, less current portion	$175
NOTE 3: FAIR VALUE MEASUREMENTS
The carrying amounts of our financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short maturities. Notes payable and operating lease liability are recorded at amortized cost, which approximates fair value.

NOTE 4: LEASES
In August 2024, we entered into an operating lease for a new location for our corporate headquarters and manufacturing and research operations. The lease commenced in April 2025 and expires in 2035. The operating lease for our previous manufacturing and research operations and our corporate headquarters expired in May 2025.
The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$101	$57	$173	$113
As of June 30, 2025, the maturities of under the operating lease liability were as follows (in thousands):

2025	$83
2026	331
2027	338
2028	348
2029	358
Thereafter	2,245
Total operating lease payments	3,703
Less: imputed interest	(1,248)
Total operating lease liability	$2,455
NOTE 5: STOCK-BASED COMPENSATION
In 2018, our stockholders approved the adoption of the SenesTech, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), which provides for the issuance of stock-based instruments, such as stock options or restricted stock units, to employees or consultants as deemed appropriate. The 2018 Plan has since been amended and restated on certain occasions, most recently on July 11, 2024, when our stockholders approved an increase to the total number of authorized shares to 207,071 shares. As of June 30, 2025, we have 32,182 shares of common stock available for issuance under the 2018 Plan.
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

The following table presents the outstanding stock option activity:

	Number of Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Three months ended June 30, 2025:
Outstanding as of March 31, 2025:	175,671		$23.27	9.3
Granted	—		—	—
Exercised	—		—	—
Forfeited	(9)		2,616.00	—
Expired	—		—	—
Outstanding as of June 30, 2025	175,662	(1)	23.14	9.1
Six months ended June 30, 2025:
Outstanding as of December 31, 2024	147,616		27.13	9.5
Granted	28,057		3.09	9.5
Exercised	—		—	—
Forfeited	(11)		2,497.70	—
Expired	—		—	—
Outstanding as of June 30, 2025	175,662	(1)	23.14	9.1
Exercisable as of June 30, 2025	81,175		46.15	8.9
(1) Includes options related to 603 shares that are inducement awards and not granted under the 2018 Plan.
The weighted average grant date fair value of options granted during the three and six months ended June 30, 2025 was $3.08 per share based on the following assumptions used in the Black-Scholes option pricing model:

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
The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$3	$4	$6	$8
Selling, general and administrative	87	84	175	165
Total stock-based compensation expense	$90	$88	$181	$173
The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.

As of June 30, 2025, the total compensation cost related to unvested options not yet recognized, unamortized stock-based compensation, was $245,000, which will be recognized over a weighted average period of 2.1 years, assuming the employees and non-employees complete their service period required for vesting.
NOTE 6: STOCKHOLDERS’ EQUITY
Activity in equity during the three and six month periods ended June 30, 2025 and 2024 was as follows (dollars in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
2025
Balances as of December 31, 2024	1,035,893	$1	$138,607	$(136,097)	$2,511
Stock-based compensation	—	—	91	—	91
Issuance of common stock, net of transaction costs	365,319	—	1,066	—	1,066
Issuance of common stock upon exercise of warrants, net of transaction costs	374,718	1	888	—	889
Net loss	—	—	—	(1,665)	(1,665)
Balances as of March 31, 2025	1,775,930	2	140,652	(137,762)	2,892
Stock-based compensation	—	—	90	—	90
Issuance of common stock, net	489,341	1	1,639	—	1,640
Issuance of common stock upon exercise of warrants, net	1,498,872	1	3,970	—	3,971
Net loss	—	—	—	(1,616)	(1,616)
Balances as of June 30, 2025	3,764,143	$4	$146,351	$(139,378)	$6,977
2024
Balances as of December 31, 2023	514,003	$1	$136,263	$(129,913)	$6,351
Stock-based compensation	—	—	85	—	85
Issuance of common stock upon exercise of warrants, net of transaction costs	460	—	6	—	6
Net loss	—	—	—	(1,832)	(1,832)
Balances as of March 31, 2024	514,463	1	136,354	(131,745)	4,610
Stock-based compensation	—	—	88	—	88
Issuance of common stock for fractional shares in the 10:1 reverse stock split	877	—	—	—	—
Net loss	—	—	—	(1,584)	(1,584)
Balances as of June 30, 2024	515,340	$1	$136,442	$(133,329)	$3,114
In June 2025, we completed a warrant inducement transaction whereby we issued 1,458,872 shares of common stock pursuant to the exercise of warrants. Certain warrant holders were induced to exercise warrants at the existing exercise price of $2.90 per share and pay a purchase price of $0.125 per share, or an aggregate purchase price of $182,000, in consideration of our issuance of new warrants with similar terms as the warrants that were induced to exercise (the “June 2025 Warrant Inducement”). Additionally, warrants related to 40,000 shares were also exercised in June 2025 outside of the June 2025 Warrant Inducement. Gross proceeds for warrants exercised in June 2025 was $4.5 million, before deducting $507,000 of issuance-related costs.
See Note 7, Common Stock Warrants, for a discussion of the new short-term warrants to purchase 1,458,872 shares that were issued in connection with the June 2025 Warrant Inducement.

In March 2025, we completed a warrant inducement transaction whereby we issued 374,718 shares of common stock pursuant to the exercise of warrants. Certain warrant holders were induced to exercise warrants by reducing the exercise price to the then current market price of our common stock (the “March 2025 Warrant Inducement”). The original warrants consisted of 251,884 shares issued August 23, 2024 with an exercise price of $4.35 per share and a remaining life of 4.5 years (“Series F-1 Warrants”) and 122,834 shares issued August 23, 2024 with an exercise price of $4.35 per share and a remaining life of 1.0 year (“Series F-2 Warrants”) (collectively, the “Original Warrants”). The Original Warrants were exercised for $2.90 per share for gross proceeds of $1.1 million, before deducting $250,000 of issuance costs.
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
In connection with the March 2025 Warrant Inducement, new short-term warrants to purchase 1,517,608 shares of our common stock were issued, which are discussed in Note 7, Common Stock Warrants.
In June 2024, we entered into an at-the-market offering arrangement with a sales agent, pursuant to which we may offer and sell, from time to time at our sole discretion, in transactions that are deemed to be “at the market” offerings under the Securities Act of 1933, as amended (the “Securities Act”), shares of our common stock (“ATM Facility”). The offering is being conducted pursuant to a shelf registration statement on Form S-3 (Registration no. 333-261227), originally filed with the SEC on November 19, 2021, amended on May 4, 2022, and declared effective by the SEC on May 6, 2022, along with related prospectus supplements dated June 20, 2024 and April 22, 2025, which registration statement was subsequently replaced by a new shelf registration statement on Form S-3 (Registration no. 333-286955), filed with the SEC on May 2, 2025, amended on June 23, 2025, and declared effective by the SEC on June 24, 2025, along with related prospectus supplements dated June 24, 2025 and June 30, 2025. All prospectus supplements were filed with the SEC pursuant to Rule 424(b) under the Securities Act. During the first half of 2025, we have sold 854,660 shares of common stock under this ATM Facility for gross proceeds of $3.0 million, before deducting offering expenses of $299,000. As of June 30, 2025, there is capacity under the ATM Facility of $649,000.

NOTE 7: COMMON STOCK WARRANTS
The following table presents the common stock warrant activity:

Issue Date	Warrant Type	Term Date	Exercise Price	Balance December 31, 2024	Issued	Exercised	Expired	Balance June 30, 2025
January 2020	Registered Direct Offering	July 2025	$21,600.00	60	—	—	—	60
January 2020	Dealer Manager	January 2025	$24,000.00	4	—	—	(4)	—
March 2020	Dealer Manager	March 2025	$9,015.12	4	—	—	(4)	—
April 2020	Dealer Manager	April 2025	$9,528.00	47	—	—	(47)	—
April 2020	Registered Direct Offering	April 2025	$7,320.00	20	—	—	(20)	—
October 2020	Dealer Manager	April 2026	$5,174.40	34	—	—	—	34
February 2021	Private Placement Agreement	August 2026	$5,318.40	540	—	—	—	540
February 2021	Dealer Manager	August 2026	$6,835.40	136	—	—	—	136
March 2021	Dealer Manager	March 2026	$6,000.00	60	—	—	—	60
November 2022	Dealer Manager	November 2027	$525.00	892	—	—	—	892
April 2023	Series C	October 2028	$194.40	7,142	—	—	—	7,142
April 2023	Dealer Manager	April 2028	$262.50	534	—	—	—	534
August 2023	Dealer Manager	August 2028	$108.04	1,222	—	—	—	1,222
November 2023	Series D	November 2028	$13.00	151,026	—	—	—	151,026
November 2023	Series E	May 2025	$13.00	80,998	—	—	(80,998)	—
November 2023	Dealer Manager	November 2028	$16.25	28,844	—	—	—	28,844
August 2024	Series F-1	August 2029	$4.35	571,318	—	(251,884)	—	319,434
August 2024	Series F-2	February 2026	$4.35	439,686	—	(122,834)	—	316,852
August 2024	Dealer Manager	August 2029	$5.75	25,275	—	—	—	25,275
March 2025	Series G	September 2026	$2.90	—	1,498,872	(1,498,872)	—	—
March 2025	Dealer Manager	September 2026	$3.625	—	18,736	—	—	18,736
July 2025	Series H	October 2026	$4.15	—	1,458,872	—	—	1,458,872
July 2025	Dealer Manager	October 2026	$3.781	—	72,944	—	—	72,944
				1,307,842	3,049,424	(1,873,590)	(81,073)	2,402,603

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2024	1,307,842	$12.63	3.4
Issued	3,049,424	3.77	1.2
Exercised	(1,873,590)	2.90	—
Expired	(81,073)	21.95	—
Outstanding as of June 30, 2025	2,402,603	8.12	1.8
In connection with the June 2025 Warrant Inducement discussed in Note 6, Stockholders’ Equity, we issued to those investors warrants to purchase up to 1,458,872 shares of our common stock at an exercise price of $4.15 per share, which are exercisable for 1.3 years from the date of issuance. We estimated the fair value of these warrants to be $4.1 million using a Black-Scholes model based on the following significant inputs: common stock price of $5.09 per share; volatility of 114%; term of 1.3 years; dividend yield of 0%; and risk-free rate of 3.7%. These warrants were exercised in August 2025, see Note 11, Subsequent Events.
In addition, placement agent warrants were issued to purchase up to 72,944 shares of our common stock at an exercise price of $3.781 per share, which are exercisable for 1.3 years from the date of issuance. We estimated the fair value of these warrants to be $212,000 using a Black-Scholes model based on the following significant inputs: common stock price of $5.09 per share; volatility of 114%; term of 1.3 years; dividend yield of 0%; and risk-free interest rate of 3.7%.
In connection with the March 2025 Warrant Inducement discussed in Note 6, Stockholders’ Equity, we issued to those investors warrants to purchase up to 1,498,872 shares of our common stock at an exercise price of $2.90 per share, which will be exercisable for 1.5 years beginning on the effective date of stockholder approval of the issuance of the shares of common stock, which was obtained on June 9, 2025. We estimated the fair value of these warrants to be $1.5 million using a Black-Scholes model based on the following significant inputs: common stock price of $2.38 per share; volatility of 117%; term of 1.5 years; dividend yield of 0%; and risk-free rate of 4.37%.
In addition, placement agent warrants were issued to purchase up to 18,736 shares of our common stock at an exercise price of $3.625 per share, which will be exercisable for 1.5 years beginning on the effective date of stockholder approval of the issuance of the shares of common stock, which was obtained on June 9, 2025. We estimated the fair value of these warrants to be $20,000 using a Black-Scholes model based on the following significant inputs: common stock price of $2.38 per share; volatility of 117%; term of 1.5 years; dividend yield of 0%; and risk-free interest rate of 4.37%.
NOTE 8: LOSS PER SHARE
Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, which includes any prefunded warrants and shares held in abeyance from date of issuance. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares used in the basic loss per share calculation plus potentially dilutive securities outstanding during the period determined using the treasury stock method. Stock options and warrants are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive given the net losses reported for all periods presented. Therefore, basic and diluted loss per share are the same for each period presented.

The following shares were excluded from the calculation of diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock warrants	—	—	—	—
Stock options	—	49	—	167
	—	49	—	167
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
The percentage of revenue attributable to our customers that represented 10% or more of revenue in at least one of the periods presented, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	30%	5%	30%	5%
Customer B	5	16	6	11
The following accounts represented at least 10% of total accounts receivable in at least one of the periods presented:

	June 30, 2025	December 31, 2024
Customer A	38%	30%
Customer B	6	20
Customer C	11	—
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

NOTE 11: SUBSEQUENT EVENTS
On August 5, 2025, we completed a warrant inducement transaction resulting in the issuance of 1,458,872 shares of our common stock upon the exercise of certain existing warrants (the “Warrant Inducement Transaction”). The holders of such warrants agreed to exercise their existing warrants at the exercise price of $4.15 per share and pay a purchase price of $0.125 per share—totaling $274,000—in consideration of our issuance, in a private placement, of new warrants. These new warrants relate to 2,188,308 shares of common stock, have an exercise price of $5.25 per share, are immediately exercisable, and will expire 15 months after the effective date of the resale registration statement covering the underlying shares. This Warrant Inducement Transaction generated gross proceeds of $6.3 million, before deducting placement agent fees and other offering expenses payable by us. In connection with this transaction, we issued placement agent warrants to purchase up to 72,944 shares of common stock. These placement agent warrants have an exercise price of $5.4219 per share and have terms substantially similar to those of the new warrants issued to the investors.
We have evaluated subsequent events from the balance sheet date through August 7, 2025, the date at which the condensed financial statements were issued, and determined that there were no additional items that require adjustment to or disclosure in the condensed financial statements.

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
•our expectation that cash and cash equivalents will be sufficient to fund our current operations through at least the end of fiscal 2027;
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
•our anticipation that the cost of producing Evolve will continue to be lower than ContraPest based on the current costs of raw materials;
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
Overview
Since our inception, we have incurred significant operating losses related to our research and development and commercialization efforts, with a net loss of $1.6 million for the three months ended June 30, 2025, and we expect these losses to continue in the near term. Although sales of our product have increased over the last three years, 56% in 2024, 17% in 2023, and 77% in 2022, we are not yet able to fund operations by product sales alone. We have primarily funded our operations to date through the sale of equity securities, including common stock and warrants to purchase common stock. As of June 30, 2025, we had received net proceeds of $111.4 million from the issuance of common and preferred stock, warrant exercises, and convertible and other promissory notes. We have also generated an aggregate of $6.7 million in net product sales and $1.7 million in licensing fees. At the end of the period, we reported an accumulated deficit of $139.4 million and cash and cash equivalents totaling $6.1 million.
Our ultimate, long-term success depends upon the outcome of a combination of factors, including the following: (i) successful commercialization of fertility control products and maintaining and obtaining regulatory approval of our products and product candidates; (ii) market acceptance, commercial viability and profitability of fertility control products and other products; (iii) the ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development; (v) the ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.
Based upon our current operating plan, we expect that cash and cash equivalents at June 30, 2025, in combination with anticipated revenue and any additional sales of our equity securities, including the most recent warrant exercise transaction in August 2025 (as further described below), will be sufficient to fund our current operations through at least the end of fiscal 2027.While we have evaluated and continue to evaluate our operating expenses and concentrate our resources toward the successful commercialization of fertility control products in the United States and internationally, additional financing may still be needed before achieving anticipated revenue targets and margin targets. If we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, additional capital may be needed in order to fund our operating losses and research and development activities before we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.

Results of Operations
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2025	2024		2025	2024
Revenues, net	$625	$459	36%	$1,110	$874	27%
Cost of sales	216	210	3%	388	490	(21)%
Gross profit	409	249	64%	722	384	88%
Operating expenses:
Research and development	427	467	(9)%	845	837	1%
Selling, general and administrative	1,596	1,384	15%	3,154	2,992	5%
Total operating expenses	2,023	1,851	9%	3,999	3,829	4%
Loss from operations	(1,614)	(1,602)	1%	(3,277)	(3,445)	(5)%
Other income (expense), net	(2)	18	(111)%	(4)	29	(114)%
Net loss	$(1,616)	$(1,584)	2%	$(3,281)	$(3,416)	(4)%
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Evolve Rat	$491	78%	$240	52%	$793	71%	$491	56%
Evolve Mouse	29	5%	28	6%	110	10%	28	3%
ContraPest	105	17%	191	42%	207	19%	355	41%
Revenues, net	$625	100%	$459	100%	$1,110	100%	$874	100%
Sales, net of sales discounts and promotions, were $625,000 for the second quarter of 2025, compared to $459,000 for the second quarter of 2024. The $166,000 increase was driven by sales of our Evolve product offerings—Evolve Rat and Evolve Mouse (collectively, “Evolve”)—partially offset by a decline in units sold of our existing ContraPest product line.
Evolve, which launched in January 2024 and expanded with variations later that year, is a soft bait containing the active ingredient, cottonseed oil. It represented approximately 83% of second quarter 2025 revenues, compared to 58% in the second quarter of 2024. The increase in Evolve revenues was partially offset by a continued decline in ContraPest sales.
Sales, net of sales discounts and promotions, were $1.1 million for the first half of 2025, compared to $874,000 for the first half of 2024. The $236,000 increase was driven by sales of Evolve, partially offset by a decline in units sold of our ContraPest product line. Evolve product sales represented approximately 81% of revenues for the first half of 2025, compared with 41% in the first half of 2024. The increase in Evolve revenues was partially offset by a continued decline in ContraPest sales. We expect this trend to continue as the market adoption of Evolve grows.
Cost of Sales
Cost of sales consists of costs related to products sold, including scrap and reserves for obsolescence, as well as shipping costs when charged to the customer. Cost of sales was $216,000, or 34.6% of net sales, for the second quarter of 2025, compared to $210,000, or 45.8%, for the second quarter of 2024.
Cost of sales was $388,000, or 35.0% of net sales, for the first half of 2025, compared to $490,000, or 56.1%, for the first half of 2024.
The decrease as a percentage of sales was driven by a shift in product mix toward Evolve, which carries a lower cost relative to ContraPest. Additionally, the second quarter of 2024 and first half of 2024 reflected higher input costs for a key Evolve ingredient, as we transitioned from development-stage pricing to production-scale sourcing.

Gross Profit
Gross profit for the second quarter of 2025 was $409,000, representing a margin of 65.4%, compared to $249,000, or 54.2%, in the second quarter of 2024.
Gross profit for the first half of 2025 was $722,000, representing a margin of 65.0%, compared to $384,000, or 43.9%, in the first half of 2024.
The improvement in gross margin was primarily driven by a greater proportion of sales coming from Evolve. This benefit was partially offset by a shift in sales channel mix, with increased distributor sales, which typically yield lower margins.
Research and Development Expenses
Research and development expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024		2025	2024
Personnel related (including stock-based compensation)	$219	$316	$(97)	$472	$528	$(56)
Facility-related	131	38	93	206	77	129
Depreciation	29	30	(1)	61	60	1
Supplies and maintenance	22	32	(10)	42	60	(18)
Professional fees	12	16	(4)	30	34	(4)
Stability studies, materials and testing	2	18	(16)	8	34	(26)
Other	12	17	(5)	26	44	(18)
Total	$427	$467	$(40)	$845	$837	$8
Research and development expenses were $427,000 for the second quarter of 2025, compared to $467,000 for the second quarter of 2024. The $40,000 reduction was primarily due to cost containment efforts, including lower personnel costs resulting from changes in headcount. These savings were partially offset by increased facility expenses associated with our move to a new manufacturing site in April 2025, with expanded production capacity and corporate offices, and included $34,000 in non-cash operating lease costs.
Research and development expenses were $845,000 for the first half of 2025, compared to $837,000 during the same period of 2024. The $8,000 increase was primarily driven by higher facility-related costs related to our April 2025 move to a new manufacturing site with expanded production capacity and corporate offices, which included $34,000 in non-cash operating lease expense. This increase was partially offset by overall reductions in spending as a result of our ongoing cost containment efforts.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024		2025	2024
Personnel related (including stock-based compensation)	$614	$633	$(19)	$1,326	$1,495	$(169)
Professional fees	512	352	160	942	666	276
Franchise fees	57	26	31	146	73	73
Marketing	64	71	(7)	128	144	(16)
Insurance	47	62	(15)	97	123	(26)
Licensed software	45	61	(16)	96	130	(34)
Travel & entertainment	32	56	(24)	94	115	(21)
Other	225	123	102	325	246	79
Total	$1,596	$1,384	$212	$3,154	$2,992	$162
Selling, general and administrative expenses were $1.6 million for the second quarter of 2025, compared to $1.4 million for the second quarter of 2024.
Selling, general and administrative expenses were approximately $3.2 million for the first half of 2025, compared to $3.0 million for the first half of 2024.
The increase in selling, general and administrative expenses was primarily due to higher legal fees related to an ongoing legal matter, as well as increased franchise fees. Overall, our other operating expenses decreased as a result of our continued cost containment efforts.
Other Income, Net
For the second quarter of 2025, other expense, net totaled $2,000, consisting of $6,000 in interest expense partially offset by $4,000 in interest income. This compares to other income, net of $18,000 in the second quarter of 2024, which included $22,000 in interest income and $5,000 in interest expense. The increase in interest expense in 2025 reflects a higher average balance of notes payable, following the financing of new equipment in late 2024 to expand production capacity and streamline operations. Interest income declined due to a lower average balance of cash and cash equivalents compared to the same period in 2024.
For the first half of 2025, other expense, net was $4,000, comprised of $11,000 in interest expense and $7,000 in interest income. In contrast, the first half of 2024 reflected other income, net of $29,000, including $37,000 in interest income and $9,000 in interest expense. The increase in interest expense and decrease in interest income in 2025 were similarly driven by a higher average balance of notes payable and a lower average balance of cash and cash equivalents, respectively.
Liquidity and Capital Resources
Liquidity
Since our inception, we have incurred significant operating losses related to our research and development activities and commercialization efforts, and we expect these losses to continue in the near term. To date, we have generated limited revenue from product sales and have primarily funded our operations through the sale of equity securities, including common stock and warrants.
As of June 30, 2025, we had received net proceeds of $111.4 million from the issuance of common and preferred stock, warrant exercises, and convertible and other promissory notes. We have also generated an aggregate of $6.7 million in net product sales and $1.7 million in licensing fees. At the end of the period, we reported an accumulated deficit of $139.4 million and cash and cash equivalents totaling $6.1 million.

Our long-term success depends on several key factors, including:
(i)    successful commercialization and regulatory approval of our fertility control products and pipeline candidates;
(ii)    market acceptance, commercial viability, and profitability of our products;
(iii)    the development of an effective sales and marketing infrastructure;
(iv)    the success of our ongoing research and development programs;
(v)    our ability to attract and retain key personnel; and
(vi)    our capacity to meet ongoing working capital requirements.
Based on our current operating plan, we believe our cash and cash equivalents as of June 30, 2025, combined with anticipated revenue and potential proceeds from future equity sales, will be sufficient to fund operations through at least the end of fiscal 2027. We continue to monitor and adjust our operating expenses and remain focused on the successful commercialization of our fertility control products both in the United States and abroad.
However, if our revenue or margin targets are not met, or if our expenses exceed projections, we may need to secure additional financing sooner than expected. If additional capital is required and we are unable to raise it through equity or debt offerings, we may need to take alternative actions that could negatively impact our business and our ability to continue as a going concern. Regardless, we anticipate needing additional capital to fund ongoing operating losses and research and development efforts before reaching profitability and may seek funding opportunistically. There is no guarantee that we will ever achieve profitability or positive cash flow. Without adequate financing on acceptable terms, we may be forced to delay, scale back, or discontinue commercialization and development activities—or cease operations entirely.
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

We may need additional financing to fund these continuing and additional expenses.
Capital Resources
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents, beginning of period	$1,307	$5,395
Net cash provided by (used in):
Operating activities	(2,707)	(3,416)
Investing activities	(83)	(41)
Financing activities	7,538	14
Increase (decrease) in cash and cash equivalents	4,748	(3,443)
Cash and cash equivalents, end of period	$6,055	$1,952
Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization and stock-based compensation included in operating results during a given period.
During the six months ended June 30, 2025, operating activities used $2.7 million of cash, resulting from our net loss of $3.3 million and net changes in our operating assets and liabilities of $275,000, partially offset by net non-cash charges of $299,000, consisting primarily of stock-based compensation, depreciation and amortization and operating lease expenses. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our continued efforts to commercialize our products, combined with research and development costs related to our continued efforts on formulations of new products and improvements to existing products. Net cash provided by changes in our operating assets and liabilities consisted of a net increase in accounts payable and accrued expenses of $194,000 combined by decreases in prepaid expenses of $139,000 and inventory of $83,000, partially offset by increase in accounts receivable of $141,000.
During the six months ended June 30, 2024, operating activities used $3.4 million of cash, resulting from our net loss of $3.4 million and net changes in our operating assets and liabilities of $245,000, partially offset by non-cash charges of $245,000, consisting primarily of stock-based compensation and depreciation and amortization expense. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our efforts to commercialize our products, combined with costs related to our research and development efforts. Net cash used by changes in our operating assets and liabilities consisted primarily of increases in accounts receivable of $150,000, inventory of $104,000, and prepaid expenses of $76,000, partially offset by an increase in accounts payable and accrued expenses of $88,000.
Cash Flows from Investing Activities—Cash flows used in investing activities primarily consist of the purchase of property and equipment, offset by any proceeds received in connection with sales of property and equipment. During the six months ended June 30, 2025 and 2024, cash flows used in investing activities consisted of property and equipment purchases and was higher in 2025 in connection with the April 2025 move into our new manufacturing facility with increased production capacity and corporate offices.
Cash Flows from Financing Activities—Financing activities provide cash for both day-to-day operations and capital requirements as needed. During the six months ended June 30, 2025, net cash provided by financing activities consisted of net proceeds received from the exercise of warrants of $4.9 million and from the issuance of common stock under our ATM Facility of $2.7 million, partially offset by repayments on notes payable of $28,000. During the six months ended June 30, 2024, net cash provided by financing activities consisted of proceeds received from notes payable of $25,000 and net proceeds received from the exercise of warrants of $6,000, partially offset by the repayment of notes payable of $17,000.
Warrant Inducement Transaction
On August 5, 2025, we completed a warrant inducement transaction resulting in the issuance of 1,458,872 shares of our common stock upon the exercise of certain existing warrants (the “Warrant Inducement Transaction”). The holders of such warrants agreed to exercise their existing warrants at the exercise price of $4.15 per share and pay a purchase price of

$0.125 per share—totaling $274,000—in consideration of our issuance, in a private placement, of new warrants. These new warrants relate to 2,188,308 shares of common stock, have an exercise price of $5.25 per share, are immediately exercisable, and will expire 15 months after the effective date of the resale registration statement covering the underlying shares. This Warrant Inducement Transaction generated gross proceeds of $6.3 million, before deducting placement agent fees and other offering expenses payable by us. In connection with this transaction, we issued placement agent warrants to purchase up to 72,944 shares of common stock. These placement agent warrants have an exercise price of $5.4219 per share and have terms substantially similar to those of the new warrants issued to the investors.
As a result of the Warrant Inducement Transaction, we had approximately $11.2 million in cash and cash equivalents as of August 5, 2025, and we believe that our existing cash and cash equivalents will be sufficient to fund our operations and any capital expenditures through at least the end of fiscal 2027. If we have not yet achieved break-even or profitability by that point, our ability to continue as a going concern will depend on our ability to generate sufficient revenues, reduce operating costs, or obtain additional funding through equity or debt financings, strategic collaborations, or other arrangements.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be a party to certain legal proceedings, incidental to the normal course of business. For information regarding legal proceedings in which we are involved, see Note 10, Contingencies, in our Notes to Condensed Financial Statements in Part I, Item I of the Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to our risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025.
Item 5. Other Information
During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibit Number	Description

4.1*	Form of Series H Common Stock Purchase Warrant (Form 8-K filed July 1, 2025, Exhibit 4.1 (File no. 001-37941)).
4.2*	Form of Series I Common Stock Purchase Warrant (Form 8-K filed August 5, 2025, Exhibit 4.1 (File no. 001-37941)).
4.3*	Form of Placement Agent Warrant (Form 8-K filed July 1, 2025, Exhibit 4.2 (File no. 001-37941)).
4.4*	Form of Placement Agent Warrant (Form 8-K filed August 5, 2025, Exhibit 4.2 (File no. 001-37941)).
10.1*	Form of Inducement Letter (Form 8-K filed July 1, 2025, Exhibit 10.1 (File no. 001-37941)).
10.2*	Form of Inducement Letter (Form 8-K filed August 5, 2025, Exhibit 10.1 (File no. 001-37941)).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Incorporated by reference as indicated.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC.

Date: August 7, 2025	By:	/s/ Joel L. Fruendt
Joel L. Fruendt
President and Chief Executive Officer

Date: August 7, 2025	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Executive Vice President, Chief Financial Officer, Treasurer and Secretary