Form 10-Q
period 2025-09-30
SenesTech, Inc.
filed 2025-11-10
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of November 7, 2025: 5,223,015

SENESTECH, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SENESTECH, INC.
CONDENSED BALANCE SHEETS
(In thousands, except shares and per share data)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$7,278	$1,307
Short-term investments	2,970	—
Accounts receivable, net	454	335
Inventory, net	767	794
Prepaid expenses and other current assets	313	377
Total current assets	11,782	2,813
Right to use asset, operating lease	2,377	—
Property and equipment, net	429	407
Other noncurrent assets	36	58
Total assets	$14,624	$3,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$238	$215
Accrued expenses	333	278
Current portion of operating lease liability	95	—
Current portion of notes payable	60	56
Deferred revenue	22	12
Total current liabilities	748	561
Operating lease liability, less current portion	2,368	—
Notes payable, less current portion	160	206
Total liabilities	3,276	767
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,223,015 and 1,035,893 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	1
Additional paid-in capital	152,019	138,607
Accumulated deficit	(140,676)	(136,097)
Total stockholders’ equity	11,348	2,511
Total liabilities and stockholders’ equity	$14,624	$3,278
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues, net	$690	$482	$1,800	$1,356
Cost of sales	257	167	645	657
Gross profit	433	315	1,155	699
Operating expenses:
Research and development	400	451	1,245	1,288
Selling, general and administrative	1,380	1,411	4,534	4,403
Total operating expenses	1,780	1,862	5,779	5,691
Loss from operations	(1,347)	(1,547)	(4,624)	(4,992)
Other income (expense):
Interest income	55	11	62	48
Interest expense	(6)	(6)	(17)	(15)
Miscellaneous income	—	29	—	30
Other income, net	49	34	45	63
Net loss and comprehensive loss	$(1,298)	$(1,513)	$(4,579)	$(4,929)
Weighted average shares outstanding - basic and diluted	4,668,009	729,400	2,619,841	586,628
Net loss per share - basic and diluted	$(0.28)	$(2.07)	$(1.75)	$(8.40)
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,579)	$(4,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103	115
Stock-based compensation	228	246
Operating lease	87	(5)
Bad debt expense	6	2
Accretion of interest on held-to-maturity investments	(6)	—
Gain on sale of property and equipment	—	(28)
Changes in operating assets and liabilities:
Accounts receivable	(125)	(121)
Prepaid expenses and other current assets	64	28
Inventory	27	(85)
Other assets	22	(36)
Accounts payable	22	(22)
Accrued expenses	55	26
Deferred revenue	10	(6)
Net cash used in operating activities	(4,086)	(4,815)

Cash flows from investing activities:
Purchase of held-to-maturity investments	(2,964)	—
Purchase of property and equipment	(125)	(69)
Proceeds received from sale of property and equipment	—	28
Net cash used in investing activities	(3,089)	(41)

Cash flows from financing activities:
Proceeds from the exercise of warrants, net	10,482	1,983
Proceeds from issuances of common stock, net	2,706	—
Proceeds from issuance of notes payable	—	25
Repayments of notes payable	(42)	(29)
Net cash provided by financing activities	13,146	1,979

Increase (decrease) in cash and cash equivalents	5,971	(2,877)
Cash and cash equivalents, beginning of period	1,307	5,395
Cash and cash equivalents, end of period	$7,278	$2,518

Supplemental cash flow information is as follows:
Interest paid	$17	$15
Income taxes paid	$—	$—
Non-cash investing and financing activities:
Operating lease entered into for right-to-use asset	$2,439	$—
Note payable incurred for the purchase of certain equipment	—	38
See accompanying notes to condensed financial statements.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Nature of Business
SenesTech, Inc. (subsequently referred to in this report as “we,” “us,” “our,” or “our company”) was incorporated in the state of Nevada in July 2004. On November 12, 2015, we subsequently reincorporated in the state of Delaware. Our corporate headquarters and manufacturing site are in Surprise, Arizona. We have developed and are commercializing products for managing animal pest populations through fertility control. Our current products focus on rat and mouse populations, and are known as ContraPest®, Evolve® Rat and Evolve Mouse.
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
To date, ContraPest is registered in all 50 states and the District of Columbia (49 states and the District of Columbia have approved the restricted use pesticide designation) and two major U.S. territories, Puerto Rico and the U.S. Virgin Islands.
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
Evolve Rat meets the U.S. Environmental Protection Agency’s (“EPA’s”) minimum risk pesticide conditions under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), Section 25(b). Due to its classification, Evolve Rat is exempt from federal registration because it poses little to no risk to human health and the environment. Evolve Rat may also be used in agricultural application, as it is made from food ingredients with tolerance exemptions for both food and nonfood applications. To date, we are authorized to sell Evolve Rat in 48 states and territories.
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
Going Concern Substantial Doubt Alleviated
Our condensed financial statements as of September 30, 2025 were prepared under the assumption that we would continue as a going concern. The reports of our independent registered public accounting firm that accompany our financial statements for each of the years ended December 31, 2024 and December 31, 2023 contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time.
In connection with the preparation of its condensed financial statements for the three and nine month periods ended September 30, 2025, the Company’s management evaluated the Company’s ability to continue as a going concern in accordance with the ASU 2014-15, Presentation of Financial Statements–Going Concern (Subtopic 205-40), which requires an assessment of relevant conditions or events, considered in the aggregate, that are known or reasonably knowable by management on the issuance dates of the financial statements, which indicated the probable likelihood that the

Company will be able to meet its obligations as they become due within one year after the issuance date of the financial statements.
As part of its evaluation, management assessed known events, trends, commitments, and uncertainties, including proceeds from our recent financings. During 2025, the Company has completed financing transactions generating net proceeds of $13.2 million from the sale of common stock, including the exercise of outstanding warrants. The proceeds are available for operating expenses, including selling, general and administration expenses, as well as the cost of research and development. Based on its evaluation, coupled with the 2025 financing transactions, management believes it has mitigated the circumstance that led to a doubt with respect to the Company’s ability to continue as a going concern, which existed at the time of the filing of the Company’s prior annual report. The Company’s cash, cash equivalents and short-term investments of $10.2 million as of September 30, 2025 will enable it to meet its obligations for the next 12 months and the foreseeable future.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses related to our research and development and commercialization efforts and we expect these losses to continue in the near term. We have generated limited revenue to date from product sales and have primarily funded our operations through the sale of equity securities, including common stock and warrants to purchase common stock. As of September 30, 2025, we had an accumulated deficit of $140.7 million and cash and cash equivalents and short-term investments of $10.2 million.
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
Based upon our current operating plan, we expect that cash and cash equivalents and short-term investments at September 30, 2025, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for the next 12 months and the foreseeable future. While we have evaluated and continue to evaluate our operating expenses and have focused our resources on the successful commercialization of fertility control products in the United States, additional financing may still be needed before achieving our anticipated revenue and margin targets. If we are unable to raise the necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, additional capital may be needed in order to fund our operating losses and research and development activities before we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
Condensed Financial Statements
Our accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2025, and our operating results and cash flows for the nine month periods ended September 30, 2025 and 2024. The accompanying financial information as of December 31, 2024 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025.
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
Advertising Costs
Advertising costs are expensed as incurred and were $55,000 and $58,000 for the three months ended September 30, 2025 and 2024, respectively, and $112,000 and $180,000 for the nine months ended September 30, 2025 and 2024, respectively.
Comprehensive Loss
We have no other comprehensive income items for the periods presented. As a result, our net loss and comprehensive loss were the same for the periods presented, and a separate statement of comprehensive loss is not included in the accompanying condensed financial statements.
Reclassification
To conform with the 2025 presentation, we have reclassified the non-cash operating lease expense of $5,000 from the change in other assets in the condensed statement of cash flows for the nine months ended September 30, 2024. This reclassification had no impact on our condensed statement of operations and comprehensive loss for the nine months ended September 30, 2024.
NOTE 2: BALANCE SHEET COMPONENTS
Cash and Cash Equivalents
Highly liquid investments with maturities of 90 days or less as of the date of acquisition are classified as cash equivalents, of which we had $7.3 million and $1.3 million as of September 30, 2025 and December 31, 2024, respectively, included within cash and cash equivalents in the condensed balance sheets. Cash equivalents as of September 30, 2025 include $5.0 million in United States Treasury securities (“U.S. Treasuries”) with maturities under 90 days.
Short-term Investments
As of September 30, 2025, we held investments totaling $3.0 million in U.S. Treasuries, which are classified as held-to-maturity and measured at amortized cost, which approximates fair value. We have both the intent and the ability to hold these securities to maturity. U.S. Treasuries with original maturities greater than 90 days and less than one year are presented as short-term investments on the balance sheet.
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable	$464	$339
Allowance for uncollectible accounts	(10)	(4)
Accounts receivable, net	$454	$335

The following was the activity in the allowance for uncollectible accounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance as of beginning of period	$10	$4	$4	$4
Increase in provision	—	(2)	6	2
Amounts written off, less recoveries	—	2	—	(2)
Balance as of end of period	$10	$4	$10	$4
Inventory, net
Inventory, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$643	$719
Work in progress	5	1
Finished goods	119	74
Total inventory	767	794
Less: reserve for obsolescence	—	—
Inventory, net	$767	$794
The following was the activity in the reserve for obsolescence (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance as of beginning of period	$—	$—	$—	$5
Increase in reserve	—	—	—	—
Amounts relieved	—	—	—	(5)
Balance as of end of period	$—	$—	$—	$—
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Software licenses	$78	$112
Professional services	58	18
Inventory	58	—
Insurance	47	27
Equity offering costs	34	146
Rent	12	38
Marketing programs and conferences	8	21
Other	18	15
Total prepaid expenses and other current assets	$313	$377

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Research and development equipment	$1,908	$1,826
Office and computer equipment	494	494
Autos	54	54
Furniture and fixtures	46	46
Leasehold improvements	272	157
Total in service	2,774	2,577
Accumulated depreciation and amortization	(2,345)	(2,242)
Total in service, net	429	335
Construction in progress	—	72
Property and equipment, net	$429	$407
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Compensation and related benefits	$238	$244
Legal and consulting professional services	81	30
Product warranty and other	14	4
Total accrued expenses	$333	$278
Notes Payable
We have financing arrangements related to the purchase of certain equipment. The notes payable for that certain equipment have a weighted average annual interest rate of 10.4% with original terms of five years and are secured by the underlying equipment.
As of September 30, 2025, future principal payments were as follows (in thousands):

2025	$14
2026	61
2027	68
2028	65
2029	12
Thereafter	—
Total principal payments	220
Less: current portion of notes payable	(60)
Notes payable, less current portion	$160
NOTE 3: FAIR VALUE MEASUREMENTS
The carrying amounts of our financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short maturities. The fair value of investments approximates cost due to their short-term nature and fixed interest rates. Notes payable and operating lease liability are measured at amortized cost, which approximates fair value based on current market rates and terms.
NOTE 4: LEASES
In April 2025, we relocated our corporate headquarters and manufacturing and research operations into a new facility under an operating lease that extends through 2035. The operating lease for our previous location expired in May 2025.
The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$90	$57	$160	$170
Short-term lease cost (1)	—	—	116	—
Variable lease cost (2)	11	11	22	34
Total lease cost	$101	$68	$298	$204
(1) Includes amounts related to leases with original terms of 12 months or less and our company has elected the short-term lease exemption.
(2) Includes amounts related to common area maintenance, property taxes and any other lease-related charges that vary based on usage or actual costs and are not included in the operating lease liability.
As of September 30, 2025, the maturities of under the operating lease liability were as follows (in thousands):

2025	$42
2026	331
2027	338
2028	348
2029	358
Thereafter	2,245
Total operating lease payments	3,662
Less: imputed interest	(1,199)
Total operating lease liability	$2,463
NOTE 5: STOCK-BASED COMPENSATION
In 2018, our stockholders approved the adoption of the SenesTech, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), which provides for the issuance of stock-based instruments, such as stock options or restricted stock units, to employees or consultants as deemed appropriate. The 2018 Plan has since been amended and restated on certain occasions, most recently on July 11, 2024, when our stockholders approved an increase to the total number of authorized shares to 207,071 shares. As of September 30, 2025, we have 32,241 shares of common stock available for issuance under the 2018 Plan.
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

The following table presents the outstanding stock option activity:

	Number of Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Three months ended September 30, 2025:
Outstanding as of June 30, 2025:	175,662		$23.14	9.1
Granted	—		—	—
Exercised	—		—	—
Forfeited	—		—	—
Expired	(59)		4,658.85	—
Outstanding as of September 30, 2025	175,603	(1)	21.58	8.8
Nine months ended September 30, 2025:
Outstanding as of December 31, 2024	147,616		27.13	9.5
Granted	28,057		3.09	9.5
Exercised	—		—	—
Forfeited	(11)		2,497.70	—
Expired	(59)		4,658.85	—
Outstanding as of September 30, 2025	175,603	(1)	21.58	8.8
Exercisable as of September 30, 2025	107,388		33.24	8.7
(1) Includes options related to 603 shares that are inducement awards and not granted under the 2018 Plan.
The weighted average grant date fair value of options granted during the nine months ended September 30, 2025 was $3.08 per share based on the following assumptions used in the Black-Scholes option pricing model:

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
The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2	$5	$8	$13
Selling, general and administrative	45	68	220	233
Total stock-based compensation expense	$47	$73	$228	$246
The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.

As of September 30, 2025, the total compensation cost related to unvested options not yet recognized, unamortized stock-based compensation, was $198,000, which will be recognized over a weighted average period of 2.1 years, assuming the employees and non-employees complete their service period required for vesting.
NOTE 6: STOCKHOLDERS’ EQUITY
Activity in equity during the nine month periods ended September 30, 2025 and 2024 was as follows (dollars in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
2025
Balances as of December 31, 2024	1,035,893	$1	$138,607	$(136,097)	$2,511
Stock-based compensation	—	—	91	—	91
Issuance of common stock, net of transaction costs	365,319	—	1,066	—	1,066
Issuance of common stock upon exercise of warrants, net of transaction costs	374,718	1	888	—	889
Net loss	—	—	—	(1,665)	(1,665)
Balances as of March 31, 2025	1,775,930	2	140,652	(137,762)	2,892
Stock-based compensation	—	—	90	—	90
Issuance of common stock, net of transaction costs	489,341	1	1,639	—	1,640
Issuance of common stock upon exercise of warrants, net of transaction costs	1,498,872	1	3,970	—	3,971
Net loss	—	—	—	(1,616)	(1,616)
Balances as of June 30, 2025	3,764,143	4	146,351	(139,378)	6,977
Stock-based compensation	—	—	47	—	47
Issuance of common stock upon exercise of warrants, net of transaction costs	1,458,872	1	5,621	—	5,622
Net loss	—	—	—	(1,298)	(1,298)
Balances as of September 30, 2025	5,223,015	$5	$152,019	$(140,676)	$11,348
2024
Balances as of December 31, 2023	514,003	$1	$136,263	$(129,913)	$6,351
Stock-based compensation	—	—	85	—	85
Issuance of common stock upon exercise of warrants, net of transaction costs	460	—	6	—	6
Net loss	—	—	—	(1,832)	(1,832)
Balances as of March 31, 2024	514,463	1	136,354	(131,745)	4,610
Stock-based compensation	—	—	88	—	88
Issuance of common stock for fractional shares in the 10:1 reverse stock split	877	—	—	—	—
Net loss	—	—	—	(1,584)	(1,584)
Balances as of June 30, 2024	515,340	1	136,442	(133,329)	3,114
Stock-based compensation	—	—	73	—	73
Issuance of common stock upon exercise of warrants, net of transaction costs	505,502	—	1,977	—	1,977
Net loss	—	—	—	(1,513)	(1,513)
Balances as of September 30, 2024	1,020,842	$1	$138,492	$(134,842)	$3,651

In August 2025, we completed a warrant inducement transaction whereby we issued 1,458,872 shares of common stock pursuant to the exercise of warrants. Certain warrant holders were induced to exercise warrants at the existing exercise price of $4.15 per share and pay a purchase price of $0.125 per share, or an aggregate purchase price of $274,000, in consideration of our issuance of new warrants with similar terms as the warrants that were induced to exercise (the “August 2025 Warrant Inducement”). Gross proceeds for warrants exercised in August 2025 was $6.3 million, before deducting $685,000 of issuance-related costs.
See Note 7, Common Stock Warrants, for a discussion of the new short-term warrants to purchase 2,188,308 shares that were issued in connection with the August 2025 Warrant Inducement.
In June 2025, we entered into a warrant inducement transaction whereby we agreed to issue 1,458,872 shares of common stock pursuant to the exercise of warrants. Certain warrant holders were induced to exercise warrants at the existing exercise price of $2.90 per share and pay a purchase price of $0.125 per share, or an aggregate purchase price of $182,000, in consideration of our issuance of new warrants with similar terms as the warrants that were induced to exercise (the “June 2025 Warrant Inducement”). Additionally, warrants related to 40,000 shares were exercised in June 2025 outside of the June 2025 Warrant Inducement. Gross proceeds for these June 2025 warrant transactions were $4.5 million, before deducting $526,000 of issuance-related costs.
See Note 7, Common Stock Warrants, for a discussion of the new short-term warrants to purchase 1,458,872 shares that were issued in connection with the June 2025 Warrant Inducement.
In March 2025, we completed a warrant inducement transaction whereby we issued 374,718 shares of common stock pursuant to the exercise of warrants. Certain warrant holders were induced to exercise warrants by reducing the exercise price to the then-current market price of our common stock (the “March 2025 Warrant Inducement”). The original warrants consisted of 251,884 shares of common stock underlying the warrants issued August 23, 2024 with an exercise price of $4.35 per share and a remaining life of 4.5 years (“Series F-1 Warrants”) and 122,834 shares of common stock underlying the warrants issued August 23, 2024 with an exercise price of $4.35 per share and a remaining life of 1.0 year (“Series F-2 Warrants”) (collectively, the “Original Warrants”). The Original Warrants were exercised for $2.90 per share for gross proceeds of $1.1 million, before deducting $250,000 of issuance costs.
The difference between the fair value of the warrants immediately prior to modification and immediately after modification was treated as a transaction cost, which is netted against proceeds received, and was $58,000 using the Black-Scholes model based on the following significant inputs:
•For the Series F-1 Warrants: common stock price of $2.38 per share; volatility of 120%; term of 4.5 years; dividend yield of —%; and risk-free rate of 4.0%; and
•For the Series F-2 Warrants: common stock price of $2.38 per share; volatility of 111%; term of 1.0 year; dividend yield of —%; and risk-free rate of 4.0%.
In connection with the March 2025 Warrant Inducement, new short-term warrants to purchase 1,517,608 shares of our common stock were issued, which are discussed in Note 7, Common Stock Warrants.
In June 2024, we entered into an at-the-market offering arrangement with a sales agent, pursuant to which we may offer and sell, from time to time at our sole discretion, in transactions that are deemed to be “at the market” offerings under the Securities Act of 1933, as amended (the “Securities Act”), shares of our common stock (“ATM Facility”). During the nine months ended September 30, 2025, we have sold 854,660 shares of common stock under this ATM Facility for gross proceeds of $3.0 million, before deducting offering expenses of $299,000. As of September 30, 2025, there is capacity under the ATM Facility of approximately $7.5 million.

NOTE 7: COMMON STOCK WARRANTS
The following table presents the common stock warrant activity:

Issue Date	Warrant Type	Term Date	Exercise Price	Balance December 31, 2024	Issued	Exercised	Expired	Balance September 30, 2025
January 2020	Registered Direct Offering	July 2025	$21,600.00	60	—	—	(60)	—
January 2020	Dealer Manager	January 2025	$24,000.00	4	—	—	(4)	—
March 2020	Dealer Manager	March 2025	$9,015.12	4	—	—	(4)	—
April 2020	Dealer Manager	April 2025	$9,528.00	47	—	—	(47)	—
April 2020	Registered Direct Offering	April 2025	$7,320.00	20	—	—	(20)	—
October 2020	Dealer Manager	April 2026	$5,174.40	34	—	—	—	34
February 2021	Private Placement Agreement	August 2026	$5,318.40	540	—	—	—	540
February 2021	Dealer Manager	August 2026	$6,835.40	136	—	—	—	136
March 2021	Dealer Manager	March 2026	$6,000.00	60	—	—	—	60
November 2022	Dealer Manager	November 2027	$525.00	892	—	—	—	892
April 2023	Series C	October 2028	$194.40	7,142	—	—	—	7,142
April 2023	Dealer Manager	April 2028	$262.50	534	—	—	—	534
August 2023	Dealer Manager	August 2028	$108.04	1,222	—	—	—	1,222
November 2023	Series D	November 2028	$13.00	151,026	—	—	—	151,026
November 2023	Series E	May 2025	$13.00	80,998	—	—	(80,998)	—
November 2023	Dealer Manager	November 2028	$16.25	28,844	—	—	—	28,844
August 2024	Series F-1	August 2029	$4.35	571,318	—	(251,884)	—	319,434
August 2024	Series F-2	February 2026	$4.35	439,686	—	(122,834)	—	316,852
August 2024	Dealer Manager	August 2029	$5.75	25,275	—	—	—	25,275
March 2025	Series G	September 2026	$2.90	—	1,498,872	(1,498,872)	—	—
March 2025	Dealer Manager	September 2026	$3.625	—	18,736	—	—	18,736
July 2025	Series H	October 2026	$4.15	—	1,458,872	(1,458,872)	—	—
July 2025	Dealer Manager	October 2026	$3.781	—	72,944	—	—	72,944
August 2025	Series I	November 2026	$5.25	—	2,188,308	—	—	2,188,308
August 2025	Dealer Manager	November 2026	$5.4219	—	72,944	—	—	72,944
				1,307,842	5,310,676	(3,332,462)	(81,133)	3,204,923

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2024	1,307,842	$12.63	3.4
Issued	5,310,676	4.40	1.1
Exercised	(3,332,462)	3.45	—
Expired	(81,133)	37.90	—
Outstanding as of September 30, 2025	3,204,923	7.50	1.5
In connection with the August 2025 Warrant Inducement discussed in Note 6, Stockholders’ Equity, we issued to those investors warrants to purchase up to 2,188,308 shares of our common stock at an exercise price of $5.25 per share, which are exercisable for 1.3 years, or through November 22, 2026. We estimated the fair value of these warrants to be $6.0 million using a Black-Scholes model based on the following significant inputs: common stock price of $5.36 per share; volatility of 116%; term of 1.3 years; dividend yield of 0%; and risk-free rate of 3.8%.
In addition, placement agent warrants were issued to purchase up to 72,944 shares of our common stock at an exercise price of $5.4219 per share, which are exercisable for 1.3 years, or through November 22, 2026. We estimated the fair value of these warrants to be $196,000 using a Black-Scholes model based on the following significant inputs: common stock price of $5.36 per share; volatility of 116%; term of 1.3 years; dividend yield of 0%; and risk-free interest rate of 3.8%.
In connection with the June 2025 Warrant Inducement discussed in Note 6, Stockholders’ Equity, we issued to those investors warrants to purchase up to 1,458,872 shares of our common stock at an exercise price of $4.15 per share, which are exercisable for 1.3 years from the date of issuance. We estimated the fair value of these warrants to be $4.1 million using a Black-Scholes model based on the following significant inputs: common stock price of $5.09 per share; volatility of 114%; term of 1.3 years; dividend yield of 0%; and risk-free rate of 3.7%. These warrants were exercised in August 2025.
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

The following shares were excluded from the calculation of diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock warrants	95,086	—	—	370,326
Stock options	71,814	43,889	31,365	84,293
	166,900	43,889	31,365	454,619
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
The percentage of revenue attributable to our customers that represented 10% or more of revenue in at least one of the periods presented, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	28%	14%	29%	8%
Customer B	5	6	6	10
The following accounts represented at least 10% of total accounts receivable in at least one of the periods presented:

	September 30, 2025	December 31, 2024
Customer A	39%	30%
Customer B	8	20
NOTE 10: RELATED PARTIES
Related party transactions are conducted in the normal course of business and, unless otherwise noted, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. In connection with consulting agreements in place cash payments of $19,000 were made during the three months ended September 30, 2025 to Hustle and Flower LLC, of which a member of our board serves as chief executive officer. There were no related party transactions in 2024.
NOTE 11: CONTINGENCIES
In December 2024, Liphatech Inc. (“Liphatech”) commenced an action against us in the United States District Court for the Eastern District of Wisconsin. The complaint alleges, among other things, breach of contract, misappropriation of trade secrets, unfair competition and unjust enrichment. These claims are based on allegations that we misappropriated and utilized proprietary information and trade secrets of Liphatech. The complaint also alleges that we breached a non-disclosure agreement that we had entered into with Liphatech. The complaint seeks unspecified damages as well as injunctive relief. We believe we have strong defenses and are actively defending the case, although no assurance can be given regarding the outcome. The outcome of this legal matter is not known or probable at this time, and no specific damages have been claimed, therefore, no amounts have been accrued for a settlement.
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
NOTE 12: SUBSEQUENT EVENTS
We have evaluated subsequent events from the balance sheet date through November 10, 2025, the date at which the condensed financial statements were issued, and determined that there were no items that require adjustment to or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed financial statements and related notes.
Forward-Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding:
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
•our expectation that cash and cash equivalents will be sufficient to fund our current operations for the next 12 months and the foreseeable future;
•our belief that the use of our products can lead to sustained reductions of the rat or mice populations;
•our belief that additional financing may still be needed before achieving our anticipated revenue and margin targets;
•our belief that if we are unable to raise necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern;
•our belief that we may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing;

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
•our belief that the market opportunity for non-poison rodent control remains significant and growing, driven by regulatory restrictions on traditional rodenticides and increasing demand for safer, sustainable pest management alternatives;
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
•our expectation that Evolve product sales will continue to increase as the market adoption of Evolve grows;
•our expectation that for the foreseeable future tariffs on foreign countries will not increase our costs, as the majority of our components are sourced domestically;
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
Overview
SenesTech, Inc. (subsequently referred to in this report as “we,” “us,” “our,” or “our company”) was incorporated in Nevada in July 2004 and reincorporated in Delaware in November 2015. Our corporate headquarters and manufacturing facility are located in Surprise, Arizona. We develop and commercialize products that manage animal pest populations through fertility control. Our current products focus on rat and mouse populations and are marketed under the brands ContraPest®, Evolve® Rat, and Evolve® Mouse.
Our products target the reproductive systems of both male and female rodents, are formulated for high palatability, and do not cause illness or behavioral change, resulting in significant and sustained population reductions. To date, ContraPest is registered in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. We are authorized to sell Evolve Rat in 48 states, Puerto Rico, and the U.S. Virgin Islands, and Evolve Mouse in 36 states and the U.S. Virgin Islands. We have also begun to market Evolve products internationally through distributors.
During the third quarter of 2025, we continued to experience strong growth in our Evolve® product line, which now represents the majority of our total revenue. Sales of Evolve Rat and Evolve Mouse increased across all major distribution channels, led by e-commerce, pest management professionals, and retail expansion. We also announced that our products are now available on retailer e-commerce sites, which we view as an important step toward broader brick-and-mortar retail availability.
Our focus remains on achieving sustainable, high-margin revenue growth while progressing toward profitability. To that end, we continue to emphasize operational efficiency, manufacturing cost reductions, and sales channel optimization. Gross margins remain strong, reflecting the favorable economics of our Evolve products and improved manufacturing throughput at our Surprise, Arizona facility.
We also expanded our regulatory footprint and distribution reach. Evolve Mouse received additional state registrations during the quarter, and we continued to support our international distribution partners as they introduce our fertility control technology to new markets.
We believe the market opportunity for non-poison rodent control remains significant and growing, driven by regulatory restrictions on traditional rodenticides and increasing demand for safer, sustainable pest-management alternatives. Our near-term priorities are to further scale our Evolve product family, expand retail and professional distribution channels, and strengthen our path to profitability.

Results of Operations
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2025	2024		2025	2024
Revenues, net	$690	$482	43%	$1,800	$1,356	33%
Cost of sales	257	167	54%	645	657	(2)%
Gross profit	433	315	37%	1,155	699	65%
Operating expenses:
Research and development	400	451	(11)%	1,245	1,288	(3)%
Selling, general and administrative	1,380	1,411	(2)%	4,534	4,403	3%
Total operating expenses	1,780	1,862	(4)%	5,779	5,691	2%
Loss from operations	(1,347)	(1,547)	(13)%	(4,624)	(4,992)	(7)%
Other income, net	49	34	44%	45	63	(29)%
Net loss	$(1,298)	$(1,513)	(14)%	$(4,579)	$(4,929)	(7)%
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Evolve Rat	$535	78%	$252	52%	$1,328	74%	$744	55%
Evolve Mouse	51	7%	79	17%	161	9%	107	8%
ContraPest	104	15%	151	31%	311	17%	505	37%
Revenues, net	$690	100%	$482	100%	$1,800	100%	$1,356	100%
Sales, net of sales discounts and promotions, were $690,000 for the third quarter of 2025, compared to $482,000 for the third quarter of 2024. The $208,000 increase was driven by sales of our Evolve product offerings—Evolve Rat and Evolve Mouse (collectively, “Evolve”)—partially offset by a decline in units sold of our existing ContraPest product line.
Evolve, which launched in January 2024 and expanded with variations later that year, is a soft bait containing the active ingredient, cottonseed oil. It represented approximately 85% of third quarter 2025 revenues, compared to 69% in the third quarter of 2024. The increase in Evolve revenues was partially offset by a continued decline in ContraPest sales.
Sales, net of sales discounts and promotions, were $1.8 million for the nine months ended September 30, 2025, compared to $1.4 million for the comparable period of 2024. The $444,000 increase was driven by sales of Evolve, partially offset by a decline in units sold of our ContraPest product line. Evolve product sales represented approximately 83% of revenues for the nine months ended September 30, 2025, compared with 63% in the comparable period of 2024. The increase in Evolve revenues was partially offset by a continued decline in ContraPest sales. We expect this trend to continue as the market adoption of Evolve grows.
Cost of Sales
Cost of sales consists of costs related to products sold, including scrap and reserves for obsolescence, as well as shipping costs when charged to the customer. Cost of sales was $257,000, or 37.2% of net sales, for the third quarter of 2025, compared to $167,000, or 34.6%, for the third quarter of 2024.
Cost of sales was $645,000, or 35.8% of net sales, for the nine months ended September 30, 2025, compared to $657,000, or 48.5%, for the same period of 2024. The decrease as a percentage of sales was driven by a shift in product mix toward Evolve, which carries a lower cost relative to ContraPest. Additionally, 2024 reflected higher input costs for a key Evolve ingredient, as we transitioned from development-stage pricing to production-scale sourcing.

For the foreseeable future, tariffs on foreign countries are not expected to increase our costs, as the majority of our components are sourced domestically.
Gross Profit
Gross profit for the third quarter of 2025 was $433,000, representing a margin of 62.8%, compared to $315,000, or 65.4%, in the third quarter of 2024.
Gross profit for the nine months ended September 30, 2025 was $1.2 million, representing a margin of 64.2%, compared to $699,000, or 51.5%, for the comparable period of 2024. The improvement in gross margin was primarily driven by a greater proportion of sales coming from Evolve combined with lower input costs for a key Evolve ingredient as transitioned from development-stage pricing in 2024 to production-scale sourcing into 2025.
Research and Development Expenses
Research and development expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024		2025	2024
Personnel related (including stock-based compensation)	$203	$282	$(79)	$675	$810	$(135)
Facility-related	102	47	55	308	124	184
Depreciation	24	34	(10)	85	94	(9)
Supplies and maintenance	41	12	29	83	72	11
Professional fees	9	32	(23)	39	66	(27)
Stability studies, materials and testing	11	33	(22)	19	67	(48)
Other	10	11	(1)	36	55	(19)
Total	$400	$451	$(51)	$1,245	$1,288	$(43)
Research and development expenses were $400,000 for the third quarter of 2025, compared to $451,000 for the third quarter of 2024. The $51,000 decrease was primarily due to cost containment efforts, including lower personnel costs resulting from changes in headcount. These savings were partially offset by increased facility expenses associated with our move to a new manufacturing site in April 2025, with expanded production capacity and corporate offices, and included $44,000 in non-cash operating lease costs. Additionally, maintenance costs were higher and related to the expanded production capacity.
Research and development expenses were $1.2 million for the nine months ended September 30, 2025, compared to $1.3 million during the same period of 2024. The $43,000 decrease was primarily driven by overall reductions in spending as a result of our ongoing cost containment efforts. This decrease was partially offset by higher facility-related costs related to our April 2025 move to a new facility, which included $87,000 in non-cash operating lease expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024		2025	2024
Personnel related (including stock-based compensation)	$491	$648	$(157)	$1,817	$2,143	$(326)
Professional fees	531	305	226	1,473	971	502
Franchise fees	28	13	15	174	85	89
Marketing	77	80	(3)	205	224	(19)
Insurance	49	59	(10)	146	182	(36)
Licensed software	44	57	(13)	140	187	(47)
Travel and entertainment	49	64	(15)	143	179	(36)
Facilities	32	39	(7)	32	119	(87)
Other	79	146	(67)	404	313	91
Total	$1,380	$1,411	$(31)	$4,534	$4,403	$131
Selling, general and administrative expenses were $1.4 million for the third quarter of 2025, compared to $1.4 million for the third quarter of 2024. The decreases resulting from our continued cost containment efforts in 2025 were largely offset by higher legal fees related to an ongoing legal matter as well as higher franchise fees.
Selling, general and administrative expenses were $4.5 million for the nine months ended September 30, 2025, compared to $4.4 million for the same period of 2024. The increase in selling, general and administrative expenses was primarily due to higher legal fees related to an ongoing legal matter, as well as increased franchise fees and corporate governance costs. Other operating expenses decreased as a result of our continued cost containment efforts.
Other Income, Net
For the third quarter of 2025, other income, net was $49,000, consisting of $55,000 in interest income and $6,000 in interest expense. This compares to other income, net of $34,000 in the third quarter of 2024, which included a $28,000 gain from the sale of equipment, consisting of $11,000 in interest income and $6,000 in interest expense. The increase in interest income in 2025 reflects a higher average balance of cash, cash equivalents and investments compared to the same period in 2024.
For the nine months ended September 30, 2025, other income, net was $45,000, consisting of $62,000 in interest income and $17,000 in interest expense. This compares to other income, net of $63,000, which included a $28,000 gain from the sale of equipment, consisting of $48,000 in interest income and $15,000 in interest expense. The increase in interest income and in interest expense in 2025 were driven by a higher average balance of cash, cash equivalents and investments and a higher average balance of notes payable, respectively. The higher average balance of cash, cash equivalents and investments was driven by warrant exercise and ATM transactions in June and August 2025, while the higher average balance of notes payable relates to the financing of new equipment in late 2024 to expand production capacity and streamline operations.
Liquidity and Capital Resources
Liquidity
Since our inception, we have incurred significant operating losses related to our research and development activities and commercialization efforts, with a net loss of $1.3 million for the three months ended September 30, 2025, and we expect these losses to continue in the near term. Although sales of our product have increased over the last three years—56% in 2024, 17% in 2023, and 77% in 2022—we are not yet able to fund operations by product sales alone. We have primarily funded our operations to date through the sale of equity securities, including common stock and warrants to purchase common stock.

As of September 30, 2025, we had received net proceeds of $117.0 million from the issuance of common and preferred stock, warrant exercises, and convertible and other promissory notes. We have also generated an aggregate of $7.3 million in net product sales and $1.7 million in licensing fees. At the end of the period, we reported an accumulated deficit of $140.7 million and cash and cash equivalents and short-term investments totaling $10.2 million.
Our long-term success depends on several key factors, including:
(i)    successful commercialization and regulatory approval of our fertility control products and pipeline candidates;
(ii)    market acceptance, commercial viability, and profitability of our products;
(iii)    the ability to market our products and establish an effective sales force and marketing infrastructure to generate revenue;
(iv)    the success of our ongoing research and development efforts;
(v)    our ability to attract and retain key personnel to develop, operate and grow our business; and
(vi)    our ability to meet our ongoing working capital requirements.
Based on our current operating plan, we expect that our cash and cash equivalents and short-term investments as of September 30, 2025, combined with anticipated revenue and potential proceeds from future equity sales, will be sufficient to fund operations for the next 12 months and the foreseeable future. While we have evaluated and continue to evaluate our operating expenses and remain focused on the successful commercialization of our fertility control products both in the United States and abroad.
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
Potential Additional Funding Requirements
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
Capital Resources
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents, beginning of period	$1,307	$5,395
Net cash provided by (used in):
Operating activities	(4,086)	(4,815)
Investing activities	(3,089)	(41)
Financing activities	13,146	1,979
Increase (decrease) in cash and cash equivalents	5,971	(2,877)
Cash and cash equivalents, end of period	$7,278	$2,518
Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization and stock-based compensation included in operating results during a given period.
During the nine months ended September 30, 2025, operating activities used $4.1 million of cash, resulting from our net loss of $4.6 million and net changes in our operating assets and liabilities of $75,000, partially offset by net non-cash charges of $418,000, consisting primarily of stock-based compensation, depreciation and amortization and operating lease expenses. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our continued efforts to commercialize our products, combined with research and development costs related to our continued efforts on formulations of new products and improvements to existing products. Net cash provided by changes in our operating assets and liabilities consisted of a net increase in accounts payable and accrued expenses of $77,000 combined by decreases in prepaid expenses of $64,000, inventory of $27,000 and other assets related to the return of facility deposits of $22,000, partially offset by increase in accounts receivable of $125,000.
During the nine months ended September 30, 2024, operating activities used $4.8 million of cash, resulting from our net loss of $4.9 million and net changes in our operating assets and liabilities of $216,000, partially offset by non-cash charges of $330,000, consisting primarily of stock-based compensation and depreciation and amortization expense. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our efforts to commercialize our products, combined with costs related to our research and development efforts. Net cash used by changes in our operating assets and liabilities consisted primarily of increases in accounts receivable of $121,000, inventory of $85,000, and other assets related to the deposit on our new facility of $36,000, partially offset by a decrease in prepaid expenses of $28,000 and an increase in accounts payable and accrued expenses of $4,000.
Cash Flows from Investing Activities—Cash flows used in investing activities consist of held-to-maturity investment transactions, the purchase of property and equipment, and any proceeds received in connection with sales of property and equipment. For the nine months ended September 30, 2025, cash used in investing activities consisted of purchases of held-to-maturity investments totaling $3.0 million and property and equipment purchases of $125,000 compared to property and equipment purchases of $69,000, partially offset by proceeds received in connection with the sale of property and equipment of $28,000 in the same period of 2024. The higher 2025 property and equipment purchases were related to our move into a new manufacturing facility with increased production capacity and corporate offices.

Cash Flows from Financing Activities—Financing activities provide cash for both day-to-day operations and capital requirements as needed. During the nine months ended September 30, 2025, net cash provided by financing activities consisted of net proceeds received from the exercise of warrants of $10.5 million and from the issuance of common stock under our ATM Facility of $2.7 million, partially offset by repayments on notes payable of $42,000. During the nine months ended September 30, 2024, net cash provided by financing activities consisted of net proceeds received from the exercise of warrants of $2.0 million and proceeds received from notes payable of $25,000, partially offset by the repayment of notes payable of $29,000.
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
As a result of this latest Warrant Inducement Transaction, we had $10.2 million in cash and cash equivalents and short-term investments as of September 30, 2025, and we believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations and any capital expenditures for the next 12 months and the foreseeable future. If we have not yet achieved break-even or profitability by that point, our ability to continue as a going concern will depend on our ability to generate sufficient revenues, reduce operating costs, or obtain additional funding through equity or debt financings, strategic collaborations, or other arrangements.
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
Item 5. Other Information
During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
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

SENESTECH, INC.

Date: November 10, 2025	By:	/s/ Joel L. Fruendt
Joel L. Fruendt
President and Chief Executive Officer

Date: November 10, 2025	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Executive Vice President, Chief Financial Officer, Treasurer and Secretary