Form 10-K
period 2025-12-31
SenesTech, Inc.
filed 2026-03-13
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1b. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Capital Market on such date was approximately $19,159,000. There were 3,764,143 shares of the registrant’s common stock outstanding on June 30, 2025.
As of March 11, 2026, there were 5,303,426 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025.

SENESTECH, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding future events, operating results, financial position, business strategy, and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “suggest,” “target,” “contemplate,” “project,” “predict,” “may,” “might,” “plan,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of these words, or similar terms or expressions.
These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements regarding:
•the size of the market for our products, and our ability to serve that market;
•our belief that ContraPest® or Evolve® are novel in the pest control industry;
•the success of competing products that are or become available;
•existing regulations and regulatory developments towards first and second generation anti-coagulant rodenticides in the United States and other jurisdictions;
•our belief that Evolve qualifies for exemption from registration as a minimum risk pesticide under Section 25(b) of the United States Environmental Protection Agency’s (the “EPA’s”) Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”);
•our ability to meet current and anticipated demand by our internal production capabilities;
•the success of non-registered, online product sales advertising rodent reproduction control;
•our plan to continue to utilize various forms of stock-based awards to hire, retain and motivate talented employees, consultants and directors;
•our expectation that our expenses may continue to increase in connection with our ongoing activities, particularly as we advance our commercialization activities;
•our ability to gain market acceptance, commercial viability and profitability of ContraPest, Evolve and any other approved products;
•our ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue;
•the success of our research and development;
•the development of our products for multiple indications including application to non-Rodentia mammalian species;
•our ability to retain and attract key personnel to develop, operate and grow our business;
•our ability to meet our working capital needs;
•our expectations regarding our ability to obtain and maintain intellectual property protection for our products and our ability to operate our business without infringing on the intellectual property rights of others;
•our belief that product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop;

•the effect that a reverse stock split or other capital restructuring may have on the liquidity of the shares of our common stock;
•the volatility of our stock price, which could subject us to securities class action litigation;
•our estimates or expectations related to our revenue, cash flow, expenses, capital requirements and need for additional financing; and
•our financial performance, including our ability to fund operations.
These forward-looking statements reflect our management’s beliefs are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s, actual results to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A — “Risk Factors” of Part I of in this Annual Report on Form 10-K. A number of factors could cause our actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, the following:
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
PART I
ITEM 1.    BUSINESS.
Overview
We have developed and are commercializing products for managing animal pest populations through fertility control and population management strategies. Our current products focus on rat and mouse populations, and are known as: ContraPest, Evolve Rat, and Evolve Mouse.
As far back as we can trace, rodents have been foes to mankind. Today, they remain one of the most resilient and economically destructive vertebrate pests on the planet. Rodents threaten human and animal health, food security, and infrastructure worldwide, and humanity has spent centuries attempting to mitigate the problems associated with their proliferation. Rodents pose threats to human and animal health, food security and infrastructure around the world, and humanity has spent centuries trying to mitigate the problems associated with these pests. Rodents are known to be reservoir hosts for at least 60 zoonotic diseases and the potential transmission of these diseases creates a global risk to public health and safety, as well as agriculture, affecting crops, livestock, stored grain, and farm workers. Diseases such as leptospirosis and salmonellosis directly impact reproductive efficiency in livestock, contaminate feed supplies, and increase liability exposure for agricultural operators.

Through consumption and contamination, rats destroy at least 20% of the global stored food supply every year. Additionally, rats cause over $27 billion in damage to public and private infrastructure annually in the United States alone by burrowing beneath foundations and gnawing on electrical wiring, insulation, fire-proofing systems and equipment. Compounding the problem, rats reproduce rapidly. Even intensive lethal control efforts are often undermined by rapid population rebound, fueled by high fecundity, early sexual maturity, and density-dependent compensation. Furthermore, urbanization, climate variability, and aging infrastructure are contributing to accelerated rodent population growth and heightened infestation pressures globally, including major metropolitan areas, thereby increasing associated economic costs and public health risks.
For centuries, the dominant response to rodent infestations has been eradication through lethal means—primarily traps and rodenticides. Yet this approach is increasingly under scrutiny. Mounting evidence of non-target secondary poisoning and bioaccumulation has heightened environmental and regulatory concerns, driving demand for ecologically-friendly alternatives as public awareness grows. While ecological risks have come into sharper focus in recent years, a fundamental limitation of lethal management is rodents’ extraordinary reproductive capacity. Traditional eradication strategies frequently provide only temporary suppression rather than long-term population control, perpetuating a costly cycle of reinfestation.
EVOLVE. The Evolve product line launched in January 2024 as Evolve Rat and is currently our primary revenue-generating product. Evolve Rat is a soft bait product that is novel to the pest control industry and contains the active ingredient cottonseed oil. Evolve Rat reduces fertility in both male and female rats. Additionally, its palatable formulation produces high acceptance for sustained consumption even when other sought-after food sources are present. Evolve Rat does not cause acute adverse effects in rats and, therefore, it does not change behavior or result in bait aversion. By targeting the reproductive systems of both male and female rats, and with palatability promoting continued consumption, the use of Evolve Rat can lead to a sustained reduction of the rat population.
Evolve Rat meets the EPA’s minimum risk pesticide conditions under Section 25(b) of FIFRA. Due to its classification, Evolve Rat is exempt from federal registration because it poses little to no risk to human health and the environment. Evolve Rat is also made from food ingredients with tolerance exemptions for both food and nonfood applications, which allows it to be used in agricultural applications. There are 10 states that accept the federal exemption for pesticide registration and require no additional determination or approval. In states that do not accept the federal exemption, we must obtain registration from the various state regulatory agencies. As of the date hereof, we are authorized to sell Evolve Rat in 48 states and territories.
In May 2024, we introduced Evolve Mouse, expanding the Evolve product line to address additional rodent species. Evolve Mouse is a modified version of our soft bait technology and contains the same active ingredient, cottonseed oil. Evolve Mouse limits reproduction of male and female mice and is also considered a minimum risk pesticide under Section 25(b) of FIFRA. As of the date hereof, we are authorized to sell Evolve Mouse in 37 states and territories.
We have also begun to market Evolve products internationally through distributors.
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
In August 2016, the EPA granted an unconditional registration for ContraPest as a Restricted Use Product (“RUP”), requiring purchase or application oversight by a licensed professional. In October 2018, the EPA approved the removal of the RUP designation and ContraPest was reclassified as a general-use pesticide. As of the date hereof, ContraPest is registered in all 50 states, the District of Columbia, and two major U.S. territories, Puerto Rico and the U.S. Virgin Islands, all of which have approved the removal of the RUP designation except the State of Connecticut. In March 2022, the EPA granted a sub-label for ContraPest allowing for an alternative delivery system in a hanging dispenser. This sub-label is marketed as Elevate Bait System™ and was designed to target roof rat habitats and hard to reach areas where traditional bait stations are impractical.
We are continuously enhancing Evolve and ContraPest to align with the unique needs and environments of our customers in our target verticals while simultaneously pursuing regulatory approvals and amendments to our existing U.S. registration to broaden its use and marketability. When regulatory and financial conditions permit, we plan to continue to seek regulatory approval for additional jurisdictions beyond the United States.

Current Challenges in Pest Control Methodologies
Under optimal conditions, theoretical models suggest that a single breeding pair of rats could produce up to 15,000 descendants in approximately 12 months. Rodents reach sexual maturity between approximately six to nine weeks of age. Female rats can give birth to six litters per year with an average of five to ten offspring each. Female mice can produce up to ten litters per year with an average of five to six offspring. This prolific breeding can cause populations to rebound quickly even after implementing a lethal control program.
Traditional lethal control methods and fertility control approaches operate through fundamentally different mechanisms and may present different risk profiles, timelines, and regulatory considerations. The relative effectiveness of any approach depends on environmental conditions, population dynamics, and implementation practices. Lethal control measure such as traps and rodenticides are often at the forefront of rat control programs. Published ecological research indicates that lethal population control measure may be followed by compensatory reproductive responses. These responses can include earlier sexual maturity, increased litter sizes, higher breeding frequency, and recolonization from surrounding areas. This phenomenon, often described as density-dependent reproduction, has been documented in wildlife and population ecology literature. The extent to which such efforts occur can vary based on species, environmental conditions, and management practices.
Rodent behavior, either learned or innate, can negatively affect pest control efforts. Rats avoid bait stations, loose bait, or traps until they are confident that these new objects pose no danger. Rodents will sample new foods and baits to establish palatability and determine if there are any negative side effects, which reduces the likelihood of ingesting a lethal dose of rodenticide. If the rodenticide causes illness in rodents but they survive, they will develop conditioned aversion and avoid such substance in the future.
Resistance to traditional rodenticides creates challenges for rodent control programs. Some rats can be born with a genetic mutation making them resistant to certain rodenticides due to prolonged use of anticoagulants in rodent management. Multiple published studies have documented increasing resistance in certain rodent populations to both first-generation and second-generation anticoagulant rodenticides. Such resistance can reduce product efficacy and, in some cases, may contribute to prolonged control efforts, increased risk of secondary exposure to non-target species, and heightened regulatory scrutiny. Fertility control products operate through a non-lethal mechanism of action and therefore are not subject to anticoagulant resistance dynamics. Studies show that resistance is increasing in commensal rodents as the gene can be passed onto offspring who will then carry this resistant trait into future generations.
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
Additionally, there is growing concern about the rise in reported cases of adverse effects that rodenticides have on children and pets due to accidental, direct exposure. The American Society for the Prevention of Cruelty to Animals (“ASPCA”) reports that these substances are highly toxic to cats and dogs leading to severe health issues such as internal bleeding, kidney failure, seizures, or even death. Studies show that anticoagulant rodenticides are the most reported substance causing pet poisoning. America’s Poison Centers’ 2024 annual report of the National Poison Data System (“NPDS”) lists a total of 2,999 human cases involving long-acting and warfarin-type anticoagulant rodenticides and 97% of these incidents included children under the age of five. In addition to direct exposure to humans, chemicals in rodenticides have also been found as contaminates in the food supply.

Integrated Pest Management and Fertility Control
The most effective, long-term way to manage rodents is to use a combination of tools that work together to magnify the efficacy of the pest management protocol; IPM is based upon this concept. The EPA defines IPM as an effective and environmentally sensitive approach to pest management that relies on a combination of common-sense practices and current, comprehensive information on the life cycles of pests and their interaction with the environment. This approach considers the least hazardous and most economical option to people, property, and the environment. An effective IPM program should reduce the existing rat population, while preventing recurrence of the problem thus limiting continual application of hazardous chemicals such as lethal rodenticides.
Based on company field research, the addition of a fertility control product to an IPM program has demonstrated more than 90% efficacy, with sustained population suppression. A fertility control program reduces the reproduction and therefore the risk of future population spikes, known in the industry as the rebound effect. Fertility control can also trigger the Allee Effect, which means that when a population becomes too small, it struggles to survive. This happens because it becomes harder for individuals to find mates and to reproduce. As a result, the population declines even faster, helping to suppress or even eliminate it. Accordingly, fertility control can reduce reliance on poisons or their frequency of use, allowing for a pest control program that focuses on maintenance only.
Updates to the EPA’s ESA Workplan issued in November 2024 emphasize a shift towards IPM strategies that promotes alternatives to traditional rodenticides, including non-lethal and ecologically-friendly solutions. This policy shift aligns with our fertility control products, ContraPest and Evolve. The EPA has indicated a willingness to collaborate with manufacturers and stakeholders to ensure compliance with recent ESA changes and to advance ecologically-friendly alternatives. As the first and only EPA registered liquid contraceptive bait for use on male and female Norway rats and roof rats, ContraPest was – and remains – a novel alternative in a market dominated by lethal rodenticides. At the time of ContraPest’s initial registration, the EPA granted waivers for several studies typically required for rodenticides, reflecting ContraPest’s low risk profile and use characteristics. While label restrictions may limit certain applications, ContraPest’s features align with the EPA’s IPM objectives and create opportunities to expand partnerships and adoption of non-lethal rodent control solutions.

Rat Activity Index
Urban City
450
400
350
300
250
200
150
100
50
0
1
2
3
4
5
6
7
8
9
10
11
12
Month
Site A
Site B

Rat Activity Index
Poultry Farm
25
20
15
10
5
0
1
2
3
4
5
6
7
8
9
10
11
12
13
14
Month

(source: company studies)
Regulatory Outlook
In November 2022, the EPA announced an update to its ESA Workplan to expand the protection efforts for endangered species potentially affected by rodenticides. In November 2024, the EPA released its final Biological Evaluations for 11 rodenticide active ingredients, assessing their potential effects on approximately 90 endangered species and their critical habitats. These evaluations guide regulatory actions and the implementation of mitigation measures to restrict or condition rodenticide use in areas where endangered species may be present to reduce exposure risks. Such measures include specifying distances between rodenticide application sites and critical habitat to create buffer zones, restricting application by limiting how and where rodenticides can be applied, and requiring training and certification for applicators that ensures safe and targeted use. In addition, they require rodenticide label updates to reflect new usage restrictions, mitigation measures, and environmental protection guidelines, which can alter market preference to shift toward more attractive, non-lethal solutions.
Changes to the EPA’s review and registration policies could affect filings with the EPA due to expanded test requirements for mammals, birds, reptiles, and critical habitats. ContraPest is not a traditional rodenticide and does not contain the active ingredients under this evaluation. While these requirements (or a subset) do not directly impact our registration, ContraPest is classified in the rodenticide category with the EPA, therefore, updates to ContraPest’s current registration or newly registered products with the agency in the future may be subject to stricter testing requirements or limitations on use. However, ContraPest, under its current registration, and the exemption status of Evolve as a minimum risk pesticide under Section 25(b) of FIFRA, offers a distinct competitive advantage in the rodent control market through its alternative non-lethal and environmentally benign products.
Other Applications
While our proprietary technology is predominantly effective on rats, it may be applied to mice and other mammalian species. We have explored and continue to evaluate the market potential for fertility control in other species, as well as other population management products. We believe that the size of the rat control market is sufficient for our near-term focus and remain open to potentially licensing our technology to our strategic partners to explore its applicability in other mammalian species.
Business Strategy
Our goal is for fertility control to be a standard tool utilized in pest management in IPM programs across all verticals. We expect to achieve this through the following:
End User Awareness and Adoption.
We seek to educate end users regarding the rapid reproduction capacity of rodents and the challenges associated with managing infestations without addressing fertility. As additional rodenticide products come to market and regulatory and environmental considerations, including bioaccumulation in non-target species remain areas of growing concern, the benefit of ContraPest and Evolve become increasingly advantageous in rodent mitigation strategies. Our fertility control products align with the EPA’s recent push for non-lethal alternatives and reduced environmental impact.
Tailored Value Propositions.
While the general desire to achieve and maintain control of rat populations is universal among end users, each vertical has a specific pain point that may be improved through the use of fertility control. By working with our existing customers and conducting field research, we are understanding and leveraging unique opportunities in our sales strategies across verticals. Our approaches include, but are not limited to the following:
•Product Development. The needs of customers in each vertical vary due to environment and limitations, requiring ongoing innovation, exploration of additional products, and the pursuit of additional regulatory approvals for ContraPest and Evolve, both in the United States and globally.
•Strategic Partnerships. Alignment with industry leaders and organizations accelerates awareness, adoption, product innovation and development.
•Efficiencies. Through securing more reliable, affordable suppliers for our raw materials and continuous development of our manufacturing process, we expect to be able to increase profits while scaling production to meet rising product demand and the production of additional registered products.
Marketing and Sales Approach
ContraPest and Evolve are differentiated in what is otherwise a very crowded pest control market due to their non-lethal design and innovative approach that focuses on the biology of the pest. As first and second-generation anti-coagulant rodenticides come under increased scrutiny for non-target exposure and bioaccumulation impacts as they travel up the food chain, their use is being restricted or banned in select areas across the United States and globally. These increasing restrictions and bans create an opportunity to highlight the safety and efficacy of our products as industry professionals seek alternatives tools to serve their customers and gain control of rat and mouse populations through nontraditional means.
Because the pest industry in the United States has demonstrated a reluctance to adopt new technologies, the marketing of fertility control has primarily focused on building awareness among end users and professionals, while driving penetration across key distribution channels, including agribusiness, pest management, industrial, retail, international, and e-commerce markets. Although each vertical presents distinct pain points and benefits, they share core value propositions.
•Fertility control is effective. Our lab and field research demonstrate more than 90% reduction in rat populations when added to an IPM with sustained population suppression;
•Our proprietary formulations and feeding systems optimize consumption and provide a targeted delivery for maximum efficacy;
•ContraPest and Evolve are specifically designed to minimize exposure hazard for handlers and non-targeted species such as wildlife, livestock, and pets, with Evolve meeting EPA requirements as a minimum risk product; and
•Fertility control integrates seamlessly into the IPM framework by complimenting existing products and management strategies for more effective results, and offers a solution to decrease reliance on poisons.
We have also begun to market our Evolve products internationally through distributors.
Raw Materials and Manufacturing Process
The Evolve products contain one active ingredient, cottonseed oil, a plant-derived compound used in foods. Evolve’s inactive ingredients also comprise common food ingredients or naturally derived compounds. Currently, we source cottonseed oil from standard food suppliers, and it is available from a variety of sources.
ContraPest contains two active ingredients, VCD, an industrial chemical, and triptolide, a plant-derived compound. ContraPest also contains several inactive ingredients that are generally recognized as safe. Currently, we source VCD from standard industrial chemical supply providers. Triptolide is derived from the Thunder god vine, Tripterygium wilfordii, which is commonly cultivated and harvested in southeastern China and other Asian countries. Triptolide is available from a variety of sources, but the process for purifying it for use in ContraPest is expensive. Thus, we are investigating other, less costly sources of triptolide.
Our manufacturing process involves incorporating active ingredients into several inactive ingredients at low concentrations. Once incorporated, the entire product undergoes a proprietary process in order to stabilize the final formulation. This process allows our products to be delivered to the target species in a palatable, effective manner.
Currently, we have production-scale capability in our facility in Arizona to manufacture ContraPest and Evolve. We believe that our internal production capabilities will allow us to meet our current and near term forecasted demand for our products.
Scientific Background Regarding our Products
Female rats are born with a finite number of eggs, or oocytes, and remain fertile until death. Within the ovary, eggs develop within structures called follicles. The non-regenerating and least mature follicles are called primordial. The primordial follicles mature through primary, secondary and antral stages and ultimately ovulate. Once the primordial follicles have become depleted, ovarian failure occurs, which terminates reproductive capability. The active ingredients in our products cause specific loss of small ovarian follicles (both primordial and primary) and growing follicles (secondary and antral). In males, the active ingredients in our products exert a significant suppression of male fertility by impairing sperm maturation and mobility.
The safety and efficacy of our active ingredients and products are supported by considerable evidence. The active ingredients are provided at low concentrations and require repeated exposure to produce infertility in the target species, thus limiting the possibility of bioaccumulation or effect on non-target species. Further, based on laboratory and toxicology studies, ContraPest and Evolve have not been shown to cause illness in the target species.

Additionally, ContraPest and Evolve are contraceptives, not sterilants, limiting fertility in male and female rats beginning with the first breeding cycle following consumption. The average duration of infertility post consumption ranges from two to four months.
Competition
Currently, we are unaware of any other non-lethal fertility control products targeting rats that are registered with the EPA. There are non-registered products being sold online that claim to control rodent reproduction. We do not believe these to be competitive products.
Our principal competition is large corporations with greater resources that offer a wider range of products. Generally, these are lethal pest control products, largely consisting of rodenticide-based products and other tools that Pest Management Providers (“PMPs”) use in their IPM.
Government Regulation and Product Approval
Federal, state and local government authorities in the United States regulate, among other things, the testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, distribution, and marketing of the products we develop. The process for obtaining regulatory approval and compliance with appropriate federal, state, and local regulations is rigorous and requires substantial time and financial resources.
United States Review and Approval Processes
In the United States, the EPA regulates the sale, distribution, and use of any pesticide under FIFRA. The EPA’s definition of a pesticide includes “any substance or mixture of substances intended for preventing, destroying, repelling, or mitigating any pest.” FIFRA defines a pest as “any insect, rodent, nematode, fungus, or weed.” To register a new product with the EPA, all active ingredients within the product must be registered and approved with the EPA or meet specific exemptions.
The EPA has an exemption under Section 25(b) of FIFRA, which omits certain pesticides from federal registration based on six minimum risk criteria. Evolve meets these criteria and is exempt from federal EPA registration under Section 25(b) designation as a minimum risk pesticide. All applicable state-level requirements for registration, manufacturing, selling, or distributing of Evolve have been met. There are 10 states that accept the federal exemption for pesticide registration within the respective state. For the states that do not accept the federal exemption, we began the registration process for Evolve in October 2023. As of the date hereof, we are authorized to sell Evolve Rat in 48 states and territories and Evolve Mouse in 37 states and territories. As part of registration maintenance, any marketing label revisions, including claims, must be submitted and approved by states prior to their use in the marketplace as products under Section 25(b) of FIFRA.
The EPA granted registration for ContraPest effective August 2016, and as of July 2018, we had received registration for ContraPest in all 50 states, the District of Columbia, and two major U.S. territories. This initial EPA approval labeled ContraPest as a restricted-use product, due to the need for applicator expertise for deployment. In October 2018, the EPA removed the RUP designation, meaning that we can sell ContraPest to consumers who do not have applicator expertise. ContraPest is currently limited by EPA requirements to indoor use and to use within one foot of manmade structures.
In addition to the EPA registration of ContraPest in the United States, we must obtain registration from the various state regulatory agencies prior to selling in each state. As of the date hereof, we have received registration for ContraPest in all 50 states and the District of Columbia, 49 of which have approved the removal of the RUP designation.
In addition to product registration of ContraPest, the EPA also approves all labeling (the container label, instructional inserts, and the Safety Data Sheet) and product claims. Generally, states accept the EPA approved label as is. ContraPest’s labeling was submitted to states at initial registration and is resubmitted during state scheduled registration renewals or for any significant labeling change requiring EPA approval.
In certain cases, our EPA and state registrations require completion of testing and certifications even after we have received approval for the product or its labeling. We continue to seek compliance with these requirements.
International Review and Approval Processes
With the assistance of in-country distributors, we are pursuing potential international markets and evaluating the regulatory landscapes of each prospective opportunity. Country-specific regulatory laws have provisions that include requirements for labeling, testing and efficacy, and quality control procedures to assure the safety and consistency of the product, as well as company records and reports for compliance purposes. Specific in-country studies are required for some registration approvals while others generally accept an EPA or European Union compliant dossier.
Personnel
As of December 31, 2025, we had 23 full-time employees and one part-time employee. Within our workforce, 11 employees are engaged in manufacturing, quality assurance, and research and development, and 12 employees are engaged in sales, business development, finance, regulatory, human resources, facilities, information technology, and general management and administration.
None of our employees are represented by labor unions or covered by collective bargaining agreements.
Intellectual Property and Other Proprietary Rights
Maintaining a strong position in the rodenticide market requires constant innovation and a healthy research program to advance product lines in order to remain competitive and relevant to the needs of the changing global marketplace. We seek to protect our proprietary data and trade secrets with attention to data exchanges among employees, consultants, collaborators and research and trade partners.
Patent Filings
Minimum risk pesticides regulated under FIFRA Section 25(b) are required to disclose product ingredient composition on the label as a condition of exemption from federal registration. Accordingly, to help maintain our competitive position as the manufacturer of fertility control products for pest management of commensal rodents, we filed a U.S. utility patent application for Evolve that covers its composition and formulation for use as a rodent contraceptive. The application includes claims directed to bait and soft-bait formulations comprising low-dose gossypol and a carrier containing a bulk feed component, which may be enclosed in a casing such as collagen, for use in mice, rats, and other members of the order Rodentia. If issued, the patent would provide protection through 2044. While issuance would not guarantee complete protection, we believe the claims – particularly those directed to efficacious, non-toxic dosage ranges tailored to the body mass of small rodents to reduce fertility – would provide meaningful intellectual property protection.
Our intellectual property portfolio supporting ContraPest includes U.S. patent filings covering the ContraPest compound. Claims directed toward the compound include composition-of-matter involving a diterpenoid epoxide comprising a triptolide skeleton in combination with an organic diepoxide which causes ovarian follicle depletion for reducing the reproductive capacity of non-human mammalian populations. Issued claims will have a patent term extending to 2033. The novelty of ContraPest extends to its methods of application and has required innovation to perfect the efficient delivery and effective dosing of our product to rodents at individual bait sites. We have a patent for our unique tank and tray delivery system with term protection through 2038 and have filed U.S. and international patent applications covering our novel Elevate bait station that would, if issued, offer patent term protection through at least 2043.
Trade Secrets and Trademarks
Beyond our patent right holdings, we broaden our intellectual property position with trademark, trade secret, know-how and continuous scientific discovery to accompany our product development efforts. We protect these proprietary assets with a combination of confidentiality terms in all commercial agreements or stand-alone confidentiality agreements along with rights-ownership agreements and structured information transfer understandings prior to beginning any collaborative projects. We own and maintain the ContraPest and Evolve trademarks, as well as Rat Birth Control, and have initiated registration for both Mouse and Rodent Birth Control. We intend to register new trademarks for products in our evolving product line, and products for mammalian species beyond rodentia.
Data Sets
We have exclusive-use status with the EPA for the data-sets we have developed and submitted to the EPA as part of our application for ContraPest. The exclusive-use status applies to new active ingredients and the final formulation of the ContraPest product for a period of 10 years. For five years after the 10-year period of exclusivity, if another applicant or the EPA Administrator chooses to rely on one or more data sets that we submitted in support of an application submitted by another applicant, the new applicant must make a binding offer to compensate us and certify to the EPA that it has done so. If the offeror cannot reach an agreement on the terms of the compensation for the use of such data sets, FIFRA requires resolution by binding arbitration. The EPA rules do not specify how the compensation should be determined, and there is publicly available information about some, but not all, binding arbitration decisions. Our 10-year exclusivity period with the EPA is set to expire on August 2, 2026, and we are exploring potential pathways and qualifying factors for an extension by substantiated claims.
Incorporation and Capital Structure
We were originally incorporated in the State of Nevada in July 2004, and in November 2015, we reincorporated in the State of Delaware. Our corporate headquarters and manufacturing site are in Surprise, Arizona. In December 2016, we went public and are currently traded on Nasdaq under the symbol SNES.
In July 2024, we amended our Amended and Restated Certificate of Incorporation to effect a 1-for-10 reverse split of our issued and outstanding shares of common stock. The accompanying financial statements and notes thereto provide retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options, and warrants exercisable for common stock, restricted stock units, and per share amounts contained in our financial statements have been retrospectively adjusted.
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

The EPA granted registration approval for ContraPest effective August 2016, and as of July 2018, we had received registration for ContraPest in all 50 states, the District of Columbia, and two major U.S. territories, Puerto Rico and The U.S. Virgin Islands. Evolve Rat and Evolve Mouse, as minimum risk pesticides under Section 25(b) of FIFRA, do not require federal registration with the EPA but are in the process of being registered in all 50 states, the District of Columbia, and two major U.S. territories. As of the date hereof, we are authorized to sell Evolve Rat in 48 states and territories, and Evolve Mouse in 37 states and territories. However, we have not yet had significant sales of ContraPest and Evolve, which are our only products to date that are available for commercialization and the generation of revenue.

ContraPest, Evolve, and our other product candidates may not achieve adequate market acceptance necessary for commercial success.

Market acceptance of our products and any of our product candidates for which we receive approval depends on a number of factors, including the following:

•the potential and perceived advantages of our products and product candidates over alternative or complementary products;
•the effectiveness of our sales and marketing efforts and those of our collaborators;
•the efficacy and safety of such products and product candidates as demonstrated in trials;
•the uses, indications or limitations for which the product and product candidate are approved;
•product labeling or product insert requirements of the EPA or other regulatory authorities;
•the timing of market introduction of our products as well as future competitive or alternative products;
•relative convenience and ease of use; and
•favorable or unfavorable publicity relating to the product.

If we cannot successfully commercialize our products, especially ContraPest and Evolve, we will not become profitable.

If any of our products or future approved product candidates fail to achieve sufficient market acceptance, we will not be able to generate sufficient revenues to become profitable. The commercial success of ContraPest and Evolve will depend on a number of factors, including the following:

•the execution of our commercial strategy and the successful expansion of our commercial organization;

•our success in educating end users about the benefits, administration and use of ContraPest and/or Evolve;
•the effectiveness of our own or our potential strategic partners’ marketing, sales and distribution strategy and operations;
•convincing customers to deploy ContraPest and Evolve in quantity as an enhancement to, or replacement of, their current strategy of rodenticide use;
•continued refinement of our pricing strategy;
•our ability to manufacture quantities of ContraPest and Evolve using commercially acceptable processes and at a scale sufficient to meet anticipated demand and enable us to reduce our cost of manufacturing; and
•a continued acceptable safety profile of Evolve and ContraPest.

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

Commercialization of ContraPest and Evolve and developing further product candidates, including conducting experiments and field studies, obtaining and maintaining regulatory approval and commercializing any products approved for sale, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to continue and to increase in connection with our ongoing activities, particularly as we advance our commercialization activities. We may expand our operations, and as a result of many factors, some of which may be currently unknown to us, our expenses may be higher than expected. Securing additional financing may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products and product candidates, including ContraPest and Evolve. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to take certain actions, including the following:

•significantly delay, scale back or discontinue the development or commercialization of our products and product candidates, including ContraPest and Evolve;
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

If we are unable to establish and maintain an effective sales force and marketing and distribution infrastructures, or enter into and rely upon acceptable third-party relationships, we may be unable to generate sufficient revenues to become profitable.

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

We are currently operating in a period of economic uncertainty, which has been significantly impacted by geopolitical instability, inflation, increases in interest rates, and other disruptions in credit and financial markets.

Economic downturns may adversely affect our customers. If consumers restrict their discretionary expenditures, due to inflation or other economic hardships, we may suffer a decline in revenue. Disruptions in credit or financial markets could make it more difficult for us to obtain, or increase the cost of obtaining, financing in the future. Increases in interest rates may cause a reduction in spending, which could result in a decrease in revenue. Our business may be impacted by geopolitical events, including military conflicts, threatened hostilities, conflicts or heightened tension among alliance countries and other geopolitical conflicts. In addition, materials sourced from suppliers located outside the U.S. have or may become subject to tariffs under U.S. trade policies. There can be no assurances that fuel prices, raw material costs, or other operating costs, all of which may be subject to inflationary pressures, will not materially increase in future years.

We could be required to collect additional sales, value added or similar taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our products and adversely affect our results of operations.

We collect sales, value added or similar indirect taxes in a number of jurisdictions. An increasing number of states have adopted laws that attempt to impose sales tax collection obligations on out-of-state companies. Similarly, many foreign jurisdictions have considered or adopted laws that impose taxes on companies despite not having a physical presence in the foreign jurisdiction. A successful assertion by one or more states, or foreign jurisdictions, requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. This could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could harm our business and results of operations.

Risks Related to Regulatory Matters

Regulatory approval processes of the EPA, state and comparable foreign regulatory authorities are lengthy, time-consuming and unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business may fail.

Regulatory approval for a product is never guaranteed. In addition, we continue to seek approvals to expand labels and use designations to broaden markets and usability. Our efforts could fail to receive approval from regulatory authorities for many reasons, including the following:

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
•disagreement over whether a product is exempted from registration requirements;
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

If the EPA or comparable foreign regulatory authorities become aware of new information after approval of ContraPest, Evolve, or any other product candidate, or if we are unable to adequately complete required testing and certification requirements, a number of potentially significant negative consequences could result, including the following:

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
•products sold under the FIFRA minimum risk exemption could be deemed non-exempt by the EPA, potentially requiring additional compliance steps and uncertainty until such products receive further approvals;
•we may be required to change the way the product is administered or conduct additional trials;
•we could be sued and held liable for harm caused;
•we may be subject to litigation or product liability claims; and
•our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product or product candidate, if approved, and could significantly harm our business, results of operations and prospects.

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

Even after receiving any regulatory approval or introducing products or product candidates, we will continue to be subject to regulation of our manufacturing processes and advertising practices.

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

In addition, the EPA strictly regulates the advertising and promotion of pest control products, and these pest control products may only be marketed or promoted for their EPA-approved uses, consistent with the product’s approved labeling. Advertising and promotion of any product candidate that obtains approval in the United States will be subject to heavy scrutiny by the EPA, other applicable state regulatory agencies, and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement actions, inquiries and investigations, and civil, criminal and/or administrative sanctions imposed by the EPA.

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

We believe that our existing internal manufacturing capabilities are sufficient to meet our current and near term forecasted demand for our products. However, to meet future demand, we may need to expand our manufacturing capability or rely upon third-party manufacturers. Expanding our internal facilities could require significant time and resources, and there can be no assurance that such efforts will be successful or timely. If we are unable to develop sufficient manufacturing capacity, reliance on third-party manufacturers may be necessary, which could disrupt operations or adversely affect our business, financial condition, or results of operations. In addition, our manufacturing operations are currently concentrated in a single location, making them vulnerable to potential disruptions.

In addition, if our manufacturing operations fail or are disrupted for any reason, including because of labor, disasters, and/or equipment malfunctions, among others, our ability to produce our products in a timely manner may be adversely affected, which would harm our sales and reputation. We only operate in a single location, which means we do not have backup facilities to produce our products during a time when our manufacturing facility becomes unavailable.

We will need to expand our operations and grow our organization, and we may experience difficulties in managing this growth.

As of December 31, 2025, we had 23 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop and progress, we will need additional managerial, operational, sales, marketing, scientific and financial headcount and other resources. Our management, personnel, and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including the following:

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

A variety of risks associated with marketing our products and product candidates internationally could materially adversely affect our business.

We have begun to market Evolve products internationally through distributors and we may seek regulatory approval of our product candidates outside of the United States. We expect that we will be subject to additional risks related to operating in foreign countries with respect to Evolve and any other approved products, including the following:

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

With respect to patent rights, we do not know whether any of our pending patent applications for any of our technologies or products will result in the issuance of patents that protect such technologies or products. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Further, the examination process may require us to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, issued patents that we own may be challenged in the courts or patent offices in the United States and internationally. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents, or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products or limit the duration of the patent protection for our technology and products. Protecting against the unauthorized use of our patented technology, trademarks, and other intellectual property rights is expensive, difficult, and in some cases, may not be possible. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

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
•issued patents that we own may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
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

Third parties may in the future assert claims or initiate litigation related to their patent, copyright, trademark, and other intellectual property rights in technology that is important to us. The asserted claims and/or litigation could include claims against us, our licensors, or our suppliers alleging infringement of intellectual property rights with respect to our product candidates or components of those products. Regardless of the merit of the claims, they could be time-consuming, resulting in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into license agreements. We cannot assure you that licenses will be available on acceptable terms, if at all. Furthermore, because of the potential for significant damage awards, that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims resulting in large settlements. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially adversely affected.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

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
•loss of revenue;
•diversion of management and scientific resources from our business operations; and
•the inability to commercialize our products.

We may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits arising from products that had unanticipated side effects, including, without limitation, any potential adverse effects of our products on humans or other species. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

Our Annual Report on Form 10-K for the year ended December 31, 2025, does not include an attestation report of our registered public accounting firm due to our status as a non-accelerated filer. As a result, we have not yet fully assessed our internal control over financial reporting and are unable to assure that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that may have led to any material weaknesses in our internal control over financial reporting, or to avoid potential future material weaknesses.

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

Privacy breaches and other cybersecurity risks related to our business and vulnerabilities through the use of evolving tools such as Artificial Intelligence could negatively affect our reputation, credibility, and business.

We are making sales through e-Commerce tools, that depend on information technology systems and networks. We are also responsible for storing, processing, transmitting, and protecting data relating to our business, customers, and employees, including personal and other confidential or sensitive information. We also rely on third-party vendors for the storage, processing, and transmission of personal and confidential information. The legal and regulatory landscape is rapidly evolving and uncertain in the areas of consumer protection, intellectual property, Artificial Intelligence, cybersecurity, and privacy and data protection. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g. Section 5 of the Federal Trade Commission Act), comprehensive consumer data privacy laws (e.g., the California Consumer Privacy Act) and other similar laws. Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”). Under the GDPR, companies may face temporary or definitive bans on data processing, other corrective actions, significant fines, or private litigation.

Consumers, lawmakers and consumer advocates alike are increasingly concerned over the security of data transmitted over the Internet. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. We do not control our third-party service providers and cannot guarantee that they have implemented reasonable security measures to protect our employees’ and customers’ data, identity and privacy, or that no security incidents will occur in the future. A breach of customer, employee or confidential data could damage our reputation and our relationship with customers, and could result in lost sales, sizable fines or penalties, significant breach-notification costs, investigations, and lawsuits, as well as adversely affect our results of operations. We may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, or to comply with state, federal and international laws that may be enacted to address those threats.

Risks Related to our Capital Stock, Funding, and Trading in our Stock

We have incurred significant operating losses every quarter since our inception and anticipate that we will continue to incur significant operating losses in the future.

Investment in product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to become commercially viable or gain regulatory approval. To date, we have financed our operations primarily through the sale of equity securities, including warrants exercises, and product sales. We have not generated sufficient revenue from product sales to date to achieve profitability. We continue to incur significant sales, marketing, research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception. For the years ended December 31, 2025 and 2024, we reported net losses of $6.4 million and $6.2 million, respectively. As of December 31, 2025, we had an accumulated deficit of $142.5 million.

Since inception, we have dedicated a majority of our resources to the discovery, development, and marketing of our proprietary products and product candidates. We expect to continue to incur significant expenses and operating losses in the near term. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we perform the following:

•attempt to achieve market acceptance for our products;
•continue to establish an infrastructure for the sales, marketing, and distribution of our products and product candidates for which we may receive regulatory approval;
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

We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If our products or product candidates do not gain or maintain sufficient regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the company’s value could cause you to lose all or part of your investment.

We may not be able to comply with all applicable listing requirements or standards of Nasdaq, and Nasdaq could delist our common stock.

Our common stock is listed on Nasdaq. To maintain that listing, we must satisfy the minimum financial and other continued listing requirements and standards. In the event that we become non-compliant with any of the minimum financial and other continued listing requirements of Nasdaq and cannot re-establish compliance within the required timeframe, our common stock could be delisted from Nasdaq, which could have a material adverse effect on our financial condition and which would cause the value of our common stock to decline. If our common stock is not eligible for listing or quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. In such an event, it would become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a national securities exchange.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate sufficient product revenues, we expect to finance our cash needs primarily through the sale of equity securities and debt financings, and possibly through credit facilities and government and foundation grants. We may also seek to raise capital through third-party collaborations, strategic alliances, and similar arrangements. We currently do not have any committed external funding.

Raising funds in the future may present additional challenges, and future financing may not be available in sufficient amounts or on terms acceptable to us, if at all. The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline.

Certain of our agreements with investors and our outstanding warrants contain provisions that impose limitations on our ability to participate in certain variable rate transactions, which may limit our opportunities to obtain financing in sufficient amounts or on acceptable terms. The sale of additional equity or convertible debt securities would dilute all of our stockholders. Our various warrants contain other terms that may affect our fundraising. In connection with any future equity offering, we may agree to amend the terms of certain of our outstanding warrants. Any such amendments may, among other things, decrease the exercise prices or increase the term of exercise of those warrants.

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

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition, and results of operations could be materially adversely affected.

If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts, or grant others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our stock price is volatile, which could subject us to securities class action litigation, and your investment in our securities could decline in value.

Our stock could be subject to wide fluctuation in response to many risk factors listed in this section, and others beyond our control, including the following:

•market acceptance and commercialization of our products;
•our being able to timely demonstrate achievement of milestones, including those related to revenue generation, cost control, cost-effective source supply, and regulatory approvals;
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

•announcement or expectation of additional financing efforts, particularly if our cash available for operations significantly decreases;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
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

An active market for our shares of common stock may not continue to develop.

We cannot predict the extent to which an active market for our common stock will continue to develop or be sustained, or how the development of such a market might affect the market price for our common stock. Market conditions in effect at the time you acquire shares of our common stock may not be indicative of the price at which our common stock will trade in the future. Investors may not be able to sell their common stock at or above the price they acquired it.

If securities or industry analysts, or other sources of information, do not publish research, or publish inaccurate or unfavorable research or other information about our business, our stock price and trading volume could decline.

The trading market for our common stock may depend on the research, reports and other information that securities or industry analysts, or other third-party sources of information, publish about us or our business. We do not have any control over these analysts or other third-party sources of information. From time to time inaccurate or unfavorable research or other information about our business, financial condition, results of operations and stock ownership may be published. We cannot assure that analysts will cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our stock price could decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline. If incorrect or misleading information is disseminated publicly by third parties about us, our stock price could decline.

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

We are also subject to the anti-takeover provisions of Section 203 of the General Corporation Law of the State of Delaware (“Section 203”). Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 1C.    CYBERSECURITY.
Risk Management and Strategy.
We have implemented and maintain various information security processes designed to identify, assess and manage material risks arising from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data — including intellectual property and confidential information that is proprietary, strategic or competitive in nature (collectively, our “Information Systems and Data”).
Our cross-functional cybersecurity risk management team, led by our Chief Financial Officer (“CFO”) and our Vice President of Manufacturing, helps identify, assess, and manage our cybersecurity threats and risks. The team monitors and evaluates our threat environment using a variety of methods including manual and automated security tools, subscription-based threat intelligence reports and services, threat environment scans, evaluation of our company’s and our industry’s risk profile, formal threat assessments, and vulnerability assessments.
Based on the specific risk environment, we implement and maintain technical, physical, and organizational safeguards designed to manage and mitigate material cybersecurity risks to our Information Systems and Data. These safeguards include, among other measures, incident detection and response capabilities; risk assessments; implementation of defined security standards; data encryption; network security controls; data segmentation; access controls; asset management and secure disposal procedures; continuous systems monitoring; employee cybersecurity training; physical security controls; and cyber insurance coverage.
Our cybersecurity risk assessment and management activities are integrated into our broader enterprise risk management framework. Management evaluates material cybersecurity risks in the context of our overall business objectives and periodically reports to the board of directors, which oversees our overall enterprise-wide risk profile.
We engage third-party service providers to perform a variety of cybersecurity functions across our business, including managed cybersecurity service providers and dark web monitoring services. These providers assist us in identifying, assessing, and managing material risks arising from cybersecurity threats. We also use a variety of third party service providers, including application providers and hosting companies. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data involved, and the specific provider, our vendor management processes incorporate risk-based assessments designed to help identify and evaluate cybersecurity risks associated with such provider, and may include conducting cybersecurity-focused risk assessments.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Privacy breaches and other cybersecurity risks related to our business and vulnerabilities through the use of evolving tools such as Artificial Intelligence could negatively affect our reputation, credibility, and business”.
Governance.
Our board of directors addresses our cybersecurity risk management as part of its overall oversight responsibilities. The board of directors oversees our cybersecurity risk management framework, including the identification, assessment, and mitigation of risks arising from cybersecurity threats
Our cybersecurity risk assessment and management processes are implemented and maintained by a cross-functional management team comprised of our CFO and our Vice President of Manufacturing. This team is responsible for approving cybersecurity budgets, helping prepare for cybersecurity incidents, approving cybersecurity policies and procedures, and reviewing security assessments and related reports. The team also oversees the hiring of appropriate personnel, supports integrating cybersecurity risk considerations into our broader enterprise risk management strategy, and communicates key cybersecurity priorities to relevant personnel across the organization. Both have previous academic and professional experience in the field of cybersecurity.
Our cybersecurity incident response processes are designed to escalate certain incidents to members of management based on the nature and severity of the event. The CFO and Vice President of Manufacturing work with the incident response team to help mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response framework provides for reporting certain cybersecurity incidents to our board of directors.
The board of directors receives periodic reports from our CFO regarding significant cybersecurity threats and risks, as well as the measures implemented to address them. The board of directors also has access to various reports, summaries, or presentations related to cybersecurity threats, risk management activities and mitigation efforts.
ITEM 2.    PROPERTIES.
As of December 31, 2025, we lease and occupy approximately 17,000 square feet of space in Surprise, Arizona for our corporate, manufacturing and research operations pursuant to a lease that expires in May 2035.
We believe that our existing facilities are adequate and meet our current needs for business, manufacturing and research.
ITEM 3.    LEGAL PROCEEDINGS.
See Note 12, Contingencies and Note 14, Subsequent Events in the Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K — “Financial Statements and Supplementary Data,” for information regarding legal proceedings, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is traded on Nasdaq under the symbol “SNES” and was initially listed for trading on December 8, 2016.
Holders
As of March 11, 2026, there were approximately 686 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of beneficial owners represented by these holders of record.
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
Recent Sales of Unregistered Securities
Except as previously reported in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC during the year ended December 31, 2025, there were no unregistered sales of equity securities by us during the year ended December 31, 2025.
Issuer Purchases of Equity Securities
None.
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
Overview
We have developed and are commercializing products for managing animal pest populations through fertility control and population management strategies. Our current products focus on rat and mouse populations, and are known as: ContraPest, Evolve Rat, and Evolve Mouse.
During 2025, we experienced strong growth in our Evolve product line, which now represents the majority of our total revenue. Sales of Evolve Rat and Evolve Mouse increased across all major distribution channels, led by e-commerce, pest management professionals, and retail expansion. We also announced that our products are now available on retailer e-commerce sites, which we view as an important step toward broader brick-and-mortar retail availability.
Our focus remains on achieving sustainable revenue growth while progressing toward profitability. To that end, we continue to emphasize operational efficiency, manufacturing cost reductions, and sales channel optimization. Gross margins remain strong, reflecting the favorable economics of our Evolve products and improved manufacturing throughput.

We have also expanded our distribution reach and continued to support our international distribution partners as they introduce our fertility control technology to new markets.
We believe the market opportunity for non-poison rodent control remains significant and growing, driven by regulatory restrictions on traditional rodenticides and increasing demand for safer, sustainable pest-management alternatives. Our near-term priorities are to further scale our Evolve product family, expand e-commerce and retail and professional distribution channels, and strengthen our path to profitability.
Results of Operations
The following tables provide financial and operational information to be considered in conjunction with management’s discussion and analysis of results of operations.
The results of operations are as following for the years presented (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2025	2024
Revenues, net	$2,221	$1,857	$364
Cost of sales	833	853	(20)
Gross profit	1,388	1,004	384
Operating expenses:
Research and development	1,698	1,712	(14)
Selling, general and administrative	6,195	5,541	654
Total operating expenses	7,893	7,253	640
Loss from operations	(6,505)	(6,249)	256
Other income, net	122	65	57
Net loss	$(6,383)	$(6,184)	$199
Revenues, net

	Years Ended December 31,
	2025		2024
Evolve	$1,809	81%	$1,229	66%
ContraPest	412	19%	628	34%
Revenues, net	$2,221	100%	$1,857	100%
Revenues, which are net of any discounts and promotions, were $2.2 million for the year ended December 31, 2025, compared to $1.9 million for the year ended December 31, 2024. The $364,000, or 20%, increase in 2025 was driven by increasing unit demand for our Evolve products, partially offset by a decrease in the number of units sold of our ContraPest product offerings. Launched in January 2024, and expanded during 2024 with variations in product offerings, Evolve is a soft bait containing the active ingredient, cottonseed oil, and represented approximately 81%, or $1.8 million, of revenue for 2025 compared to 66%, or $1.2 million, of revenue for 2024. Partially offsetting this increase was a decline in the revenue related to our ContraPest product offerings. Limited erosion of demand for ContraPest products is expected to continue as Evolve products are accepted in the marketplace.
Cost of Sales
Cost of sales, consisting primarily of the cost of products sold, including scrap and reserves for obsolescence, was $833,000, or 37.5% of net sales, for the year ended December 31, 2025, compared with $853,000, or 45.9% of net sales, for the year ended December 31, 2024. The lower cost of net sales is largely due to a shift in the mix of products sold, with Evolve representing 81% of sales in 2025 compared to 66% in 2024. Additionally, cost of sales in 2024 was impacted during the first quarter of 2024 from the higher cost of a key ingredient for our new Evolve product as we transitioned from development-stage raw materials pricing to production-level raw materials pricing.

Gross Profit
Gross profit for the year ended December 31, 2025 was $1.4 million, for a gross profit margin of 62.5%, compared with gross profit of $1.0 million, or a gross profit margin of 54.1%, for the year ended December 31, 2024. The increase in our gross profit margin was driven by the shift in the mix of our products sold, and increased due to our Evolve product offerings, which launched in January 2024. Additionally, the 2024 gross profit margin was impacted by both the higher-than-expected cost of a key ingredient in our new Evolve product during the first quarter of 2024, combined with an increased proportion of our sales coming from distributors, who are offered a lower price due to the quantities purchased.
Research and Development Expenses
Research and development expenses are expensed as incurred and consist primarily of costs incurred in connection with the research and development of our products and our other product candidates. Such costs include the following:
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
Research and development expenses consisted of the following (in thousands):

	Years Ended December 31,		Increase (Decrease)
	2025	2024
Personnel-related (including stock-based compensation)	$894	$1,032	$(138)
Facility-related	412	184	228
Supplies and maintenance	123	69	54
Depreciation	112	127	(15)
Professional fees	47	99	(52)
Other	110	201	(91)
Total	$1,698	$1,712	$(14)
Research and development expenses were $1.7 million for each of the years ended December 31, 2025 and 2024. The decrease in 2025 as compared to 2024 was primarily due to cost containment efforts, including lower personnel costs resulting from changes in headcount, as well as lower consulting and legal fees required for research and development purposes. These savings were partially offset by increased transitional facility expenses associated with our April 2025 move to a new facility, and included $135,000 in non-cash operating lease costs. Additionally, supplies and maintenance costs were higher in 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, sales, marketing and administrative functions. Selling, general and administrative expenses also include free shipping offered in connection with marketing efforts, direct and allocated facility-related costs, franchise fees as well as professional fees for legal, consulting, accounting and audit services.

Selling, general and administrative expenses consisted of the following (in thousands):

	Years Ended December 31,		Increase (Decrease)
	2025	2024
Personnel-related (including stock-based compensation)	$2,478	$2,630	$(152)
Professional fees	2,135	1,240	895
Marketing	261	288	(27)
Franchise fees	202	51	151
Insurance	194	243	(49)
Licensed software	193	232	(39)
Travel and entertainment	180	230	(50)
Other	552	627	(75)
Total	$6,195	$5,541	$654
Selling, general and administrative expenses were $6.2 million for the year ended December 31, 2025, compared to $5.5 million for the year ended December 31, 2024. The increase in selling, general and administrative expenses was due to higher legal fees related to an ongoing legal matter and totaled $631,000 in 2025. Additionally, franchise fees and corporate governance costs were higher in 2025 when compared with 2024. Overall, other operating expenses decreased as a result of our continued cost containment efforts.
Other Income, Net
Other income, net, consists of interest income and expense, as well as any gains or losses related to the sale of property and equipment and any other miscellaneous items. For the year ended December 31, 2025, other income, net consisted of interest income of $144,000, partially offset by interest expense of $22,000. For the year ended December 31, 2024, other income, net largely consisted of interest income of $56,000 and a gain on the sale of equipment of $28,000, partially offset by interest expense of $22,000. Interest income was higher in 2025 due to a higher average balance of cash, cash equivalents and short-term investments in 2025 when compared to 2024, driven by the $13.2 million of net proceeds received from equity transactions in 2025.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses related to our research and development activities and commercialization efforts and expect such losses to continue for the near future. Through December 31, 2025, we had received net proceeds of $107.7 million primarily from the sales of our equity securities, including warrant exercises, an aggregate of $7.8 million in product sales, and an aggregate of $1.7 million from licensing fees. As of December 31, 2025, cash and cash equivalents and short-term investments were $8.6 million, compared to $1.3 million as of December 31, 2024. Net cash used in operations improved to $5.8 million in 2025, compared to $6.0 million in 2024 and from $7.6 million in 2023.
Based upon our current operating plan, we expect that our cash and cash equivalents and short-term investments as of December 31, 2025, in combination with anticipated revenue, will be sufficient to fund our current operations through approximately the second quarter of 2027. This estimate assumes continued execution of our current commercialization strategy, planned levels of operating expenses, and no significant changes in working capital requirements.
Our projected cash runway does not assume the receipt of additional capital from equity issuances, debt financings, strategic partnerships, or other external sources. If revenue growth does not occur at anticipated levels, or if expenses exceed current expectations, we may be required to seek additional financing sooner that currently anticipated.
We continue to evaluate various financing alternatives, including equity offerings under our existing ATM program, strategic partnerships, and other capital-raising transactions. There can be no assurance that additional capital will be available on acceptable terms, if at all.

Additional Funding Requirements
Our expenses may continue to increase in connection with our ongoing activities, particularly as we focus on marketing and sales of fertility control products. In addition, we will continue to incur costs associated with operating as a public company.
In particular, we may incur expenses as we:
•work to maximize market acceptance for, and generate sales of, our products, including by conducting field demonstrations at potential lead customers;
•explore strategic partnerships to enable us to penetrate additional target markets and geographical locations;
•manage the infrastructure for sales, marketing and distribution of our fertility control products and any other product candidates for which we may receive regulatory approval;
•seek additional regulatory approvals, if any, for our products, including to more fully expand the market and use for our fertility control products and, if we believe there is commercial viability, for our other product candidates;
•further develop our manufacturing processes to contain costs while being able to scale to meet future demand of our fertility control products and any other product candidates for which we receive regulatory approval;
•continue product enhancement and evolution of our existing fertility control products and advance our research and development activities and, as our operating budget permits, advance the research and development programs for other product candidates;
•maintain and protect our intellectual property portfolio; and
•add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.
We believe we may need additional financing to fund these expenses.
Cash Flows
The following table summarizes our sources and uses of cash for each of the years presented (in thousands):

	Years Ended December 31,
	2025	2024
Cash and cash equivalents, beginning of year	$1,307	$5,395
Net cash provided by (used in):
Operating activities	(5,750)	(6,033)
Investing activities	(1,102)	(56)
Financing activities	13,120	2,001
Net change in cash and cash equivalents	6,268	(4,088)
Cash and cash equivalents, end of year	$7,575	$1,307
Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization and stock-based compensation included in operating results during a given period.
During 2025, net cash flows used in operating activities consisted of our net loss of $6.4 million offset by non-cash charges of $518,000 and changes in our operating assets and liabilities of $115,000. Our net loss was primarily attributed to expenses incurred related to our selling, general and administrative activities as we continued efforts to commercialize our products as well as research and development activities, as revenue from our product sales did not cover our operating expenses during the year. Changes to net cash used in our operating assets and liabilities primarily consisted of decreases of

$121,000 in accounts receivable, $80,000 in prepaid expenses and other current assets and $22,000 in other assets, and a net increase of $73,000 in accounts payable and accrued expenses, offset by an increase of $200,000 in inventory.
During 2024, net cash flows used in operating activities consisted of our net loss of $6.2 million and changes in our operating assets and liabilities of $297,000, offset by non-cash charges of $448,000. Revenue from our product sales did not cover our operating expenses during 2024. Our net loss was primarily attributed to expenses incurred related to our selling, general and administrative activities and our research and development activities. Changes to net cash used in our operating assets and liabilities primarily consisted of increases of $242,000 in accounts receivable and $36,000 in other assets related to the deposit on our new facility, and a net decrease of $25,000 in accounts payable and accrued expenses.
Cash Flows from Investing Activities—Cash flows from investing activities consist of held-to-maturity investment transactions, the purchase of property and equipment, and any proceeds received in connection with sales of property and equipment. In 2025, cash used in investing activities consisted of purchases of held-to-maturity investments of $3.0 million and property and equipment purchases of $138,000, offset by maturities of held-to-maturity investments of $2.0 million. In 2024, we had property and equipment purchases of $84,000 offset by proceeds received of $28,000 related to the sale of certain equipment.
Cash Flows from Financing Activities—Financing activities provide cash for both day-to-day operations and capital requirements as needed. In 2025, net cash provided by financing activities consisted of $10.5 million from the exercise of warrants and $2.7 million from the issuance of common stock, partially offset by $56,000 of repayments of notes payable. In 2024, net cash provided by financing activities consisted of $2.0 million from the exercise of warrants, $38,000 from the issuance of common stock and $25,000 from proceeds from notes payable, partially offset by $42,000 of repayments of notes payable.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The following financial statements and report are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of SenesTech, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of SenesTech, Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Evaluation of the Company’s Alleviation of Going Concern
Description of the Matter:
The Company’s recurring losses from operations, negative cash flows, and accumulated deficit raised substantial doubt about its ability to continue as a going concern. As disclosed in Note 1 to the financial statements, the Company’s ability to continue as a going concern was alleviated as a result of successfully completing equity raises during the year and management’s significant assumptions and judgments related to forecasting future cash flows demonstrating a positive liquidity position.
We identified the evaluation of the Company’s ability to alleviate the going concern position as a critical audit matter. This matter required especially challenging auditor judgment due to the complexity and subjectivity involved in assessing management’s forecasts and assumptions, and the potential impact on the financial statements if the going concern basis was not appropriate.

How We Addressed the Matter in Our Audit:
To evaluate the Company’s conclusion that the conditions and events raising substantial doubt about the Company’s ability to continue as a going concern have been alleviated, we evaluated management’s forecasts that included underlying assumptions, budget to actual comparisons, current and projected economic and geographic factors, the impact of successfully completing equity raises and the consideration of subsequent events occurring after the balance sheet date. We also evaluated the adequacy of the Company’s disclosures regarding the alleviation of substantial doubt related to its ability to continue as a going concern and management’s plans and actions to address those concerns.
/s/ M&K CPAS, PLLC
We have served as the Company’s auditor since 2014.
The Woodlands, TX
March 12, 2026

SENESTECH, INC.
BALANCE SHEETS
(In thousands, except share and par value data)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$7,575	$1,307
Short-term investments	994	—
Accounts receivable, net	201	335
Inventory	994	794
Prepaid expenses and other current assets	297	377
Total current assets	10,061	2,813
Right to use assets, operating leases	2,336	—
Property and equipment, net	410	407
Other noncurrent assets	36	58
Total assets	$12,843	$3,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	183	215
Accrued expenses	383	278
Current portion of operating lease liability	139	—
Current portion of notes payable	61	56
Deferred revenue	32	12
Total current liabilities	798	561
Operating lease liability, less current portion	2,332	—
Notes payable, less current portion	145	206
Total liabilities	3,275	767
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,223,015 shares and 1,035,893 shares issued and outstanding as of December 31, 2025 and 2024, respectively	5	1
Additional paid-in capital	152,043	138,607
Accumulated deficit	(142,480)	(136,097)
Total stockholders’ equity	9,568	2,511
Total liabilities and stockholders’ equity	$12,843	$3,278
See accompanying notes to the financial statements.

SENESTECH, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Revenues, net	$2,221	$1,857
Cost of sales	833	853
Gross profit	1,388	1,004
Operating expenses:
Research and development	1,698	1,712
Selling, general and administrative	6,195	5,541
Total operating expenses	7,893	7,253
Loss from operations	(6,505)	(6,249)
Other income (expense):
Interest income	144	56
Interest expense	(22)	(22)
Miscellaneous income	—	31
Other income, net	122	65
Net loss and comprehensive loss	$(6,383)	$(6,184)

Weighted average shares outstanding — basic and diluted	3,275,983	697,974
Loss per share — basic and diluted	$(1.95)	$(8.86)
See accompanying notes to the financial statements.

SENESTECH, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

			Additional Paid-In Capital	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balances as of December 31, 2023	514,003	$1	$136,263	$(129,913)	$6,351
Stock-based compensation	—	—	326	—	326
Net proceeds received for issuance of common stock upon exercise of warrants	505,962	—	1,980	—	1,980
Net proceeds received for issuance of common stock	15,051	—	38	—	38
Issuance of common stock for fractional shares in the 10:1 reverse stock split	877	—	—	—	—
Net loss	—	—	—	(6,184)	(6,184)
Balances as of December 31, 2024	1,035,893	1	138,607	(136,097)	2,511
Stock-based compensation	—	—	264	—	264
Net proceeds received for issuance of common stock upon exercise of warrants	3,332,462	3	10,467	—	10,470
Net proceeds received for issuance of common stock	854,660	1	2,705	—	2,706
Net loss	—	—	—	(6,383)	(6,383)
Balances as of December 31, 2025	5,223,015	$5	$152,043	$(142,480)	$9,568
See accompanying notes to the financial statements.

SENESTECH, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,383)	$(6,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	264	326
Depreciation and amortization	135	156
Operating lease liability	135	(8)
Bad debt expense	14	2
Accretion of interest on held-to-maturity investments	(30)	—
Gain on sale of equipment	—	(28)
Changes in operating assets and liabilities:
Accounts receivable	121	(242)
Prepaid expenses and other current assets	80	11
Inventory	(200)	1
Other assets	22	(36)
Accounts payable	(32)	65
Accrued expenses	105	(90)
Deferred revenue	19	(6)
Net cash used in operating activities	(5,750)	(6,033)

Cash flows from investing activities:
Purchase of held-to-maturity investments	(2,964)	—
Maturity of held-to-maturity investments	2,000	—
Proceeds received on sale of property and equipment	—	28
Purchase of property and equipment	(138)	(84)
Net cash used in investing activities	(1,102)	(56)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	2,706	38
Proceeds from the exercise of warrants, net	10,470	1,980
Proceeds from the issuance of notes payable	—	25
Repayments of notes payable	(56)	(42)
Net cash provided by financing activities	13,120	2,001
Increase (decrease) in cash and cash equivalents	6,268	(4,088)
Cash and cash equivalents, beginning of year	1,307	5,395
Cash and cash equivalents, end of year	$7,575	$1,307

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$22	$22
Income taxes paid	—	—
Non-cash investing and financing activities:
Operating lease entered into for right-to-use asset	$2,439	$—
Notes payable incurred for the purchase of certain equipment	—	90
See accompanying notes to the financial statements.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION
Nature of Business
SenesTech, Inc. (referred to in this report as “SenesTech,” the “Company,” “we” or “us”) was incorporated in the State of Nevada in July 2004. In November 2015, we subsequently reincorporated in the State of Delaware. Our corporate headquarters and manufacturing site are in Surprise, Arizona. We have developed and are commercializing products for managing animal pest populations through fertility control. Our current products focus on rat and mouse populations, and are known as ContraPest®, Evolve® Rat and Evolve Mouse.
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
As of the date hereof, ContraPest is registered in all 50 states and the District of Columbia (49 states and the District of Columbia have approved the removal of the Restricted Use Product designation), and two major U.S. territories, Puerto Rico and the U.S. Virgin Islands.
EVOLVE. The Evolve product line, which began in the form of Evolve Rat, launched in January 2024, and is currently our lead product. Evolve Rat is a soft bait product that is novel to the pest control industry and contains the active ingredient, cottonseed oil. Evolve Rat reduces fertility in both male and female rats. Additionally, its palatable formulation produces high acceptance for sustained consumption even when other sought-after food sources are present. Evolve Rat does not cause illness in rats and, therefore, it does not change behavior or result in bait aversion. By targeting the reproductive systems of both male and female rats, and with palatability promoting continued consumption, the use of Evolve Rat can lead to a sustained reduction of the rat population.
Evolve Rat meets the EPA’s minimum risk pesticide conditions under Section 25(b) of the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”). Due to its classification, Evolve Rat is exempt from federal registration because it poses little to no risk to human health and the environment. Evolve Rat is also made from food ingredients with tolerance exemptions for both food and nonfood applications, which allows it to be used in agricultural applications. There are 10 states that accept the federal exemption for pesticide registration and require no additional determination or approval. In states that do not accept the federal exemption, we must obtain registration from the various state regulatory agencies. As of the date hereof, we are authorized to sell Evolve Rat in 48 states and territories.
In May 2024, we launched Evolve Mouse, our latest iteration of the Evolve product line. Evolve Mouse is a modified version of our soft bait technology and contains the same active ingredient, cottonseed oil. Evolve Mouse limits reproduction of male and female mice and is also considered a minimum risk pesticide under Section 25(b) of FIFRA. As of the date hereof, we are authorized to sell Evolve Mouse in 37 states and territories.
Going Concern Substantial Doubt Alleviated
Our audited financial statements for the years ended December 31, 2025 and 2024 were prepared under the assumption that we would continue as a going concern. The report of our independent registered public accounting firm that accompanied our financial statements for the year ended December 31, 2024 contained a going concern qualification in which such firm expressed substantial doubt in our ability to continue as a going concern without additional capital becoming available, based on the financial statements at that time.
In connection with the preparation of our financial statements for the year ended December 31, 2025, management evaluated the Company’s ability to continue as a going concern in accordance with the Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements–Going Concern (Subtopic 205-40), which requires an assessment of relevant conditions or events, considered in the aggregate, that are known or reasonably knowable by management on the issuance dates of the financial statements, which indicated the probable likelihood that the Company will be able to meet its obligations as they become due within one year after the issuance date of the financial statements.
As part of its evaluation, management assessed known events, trends, commitments, and uncertainties, including proceeds from recent financings. During 2025, the Company generated net proceeds of $13.2 million from the sale of common

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
stock, including the exercise of outstanding warrants. The proceeds are available for operating expenses, including selling, general and administration expenses, as well as the cost of research and development. Based on its evaluation, management believes it has mitigated the circumstance that led to a doubt with respect to the Company’s ability to continue as a going concern, which existed at the time of the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses related to our research and development activities and commercialization efforts and we expect these losses to continue in the near term. While we have generated revenue from product sales over the past few years, those revenues have not been sufficient to cover our operating costs. Accordingly, we have primarily funded our operations to date through the sale of equity securities, including warrant exercises, and product sales. As of December 31, 2025, we had an accumulated deficit of $142.5 million and cash and cash equivalents and short-term investments of $8.6 million.
Our ultimate, long-term success depends upon the outcome of a combination of factors, including the following: (i) successful commercialization of fertility control products and maintaining and obtaining regulatory approval of our products and product candidates (if approved); (ii) market acceptance, commercial viability and profitability of our products and product; candidates (if approved) (iii) our ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue; (iv) the success of our research and development; (v) our ability to retain and attract key personnel to develop, operate and grow our business; and (vi) our ability to meet our working capital needs.
Based upon our current operating plan, we expect that our cash and cash equivalents and short-term investments of $8.6 million as of December 31, 2025, in combination with anticipated revenue will be sufficient to fund our current operations through approximately the second quarter of 2027. While we have evaluated and continue to evaluate our operating expenses and have focused our resources on the successful commercialization of fertility control products in the United States, additional financing may be needed in order to achieve our anticipated revenue and margin targets. If we are unable to raise necessary capital through the sale of our securities, credit facilities, sales of our products, government and foundation grants, third party collaborations, strategic alliances or from other sources or transactions, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, additional capital may be needed in order to fund our operating losses and research and development activities before we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital. If such capital is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance enhances the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid. We adopted ASU 2023-09 retrospectively as of December 31, 2025. Accordingly, the income tax disclosures for prior periods presented have been revised to conform to the 2025 presentation. The adoption of ASU 2023-09 did not have an impact on our financial position, results of operations, or cash flows, as the guidance affects disclosure requirements only.
There have been no other recent accounting pronouncements that we believe have a significant impact, or potential significant impact, to our financial statements.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
Reclassification
To conform with the 2025 presentation, we have reclassified the non-cash operating lease benefit of $8,000 from the change in other assets in the statement of cash flows for the year ended December 31, 2024. This reclassification had no impact on our statement of operations and comprehensive loss for the year ended December 31, 2024.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Highly liquid investments with maturities of three months or less as the date of acquisition are classified as cash equivalents, of which we had $7.1 million and $1.0 million as of December 31, 2025 and 2024, respectively, included within Cash and cash equivalents in the balance sheets.
Short-term Investments
As of December 31, 2025, we held investments in U.S. Treasuries classified as held-to-maturity and measured at amortized cost, which approximates fair value. We have both the intent and the ability to hold these securities to maturity. U.S. Treasuries with original maturities greater than 90 days and less than one year are presented as short-term investments on the balance sheet.
Accounts Receivable
Accounts receivable are recorded at invoiced amounts based on standard prices and do not bear interest. We provide an allowance for doubtful receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer’s trade accounts receivable. Provisions for uncollectible accounts receivable are charged to Selling, general and administrative expense, with an offsetting credit to the allowance for uncollectible accounts.
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

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
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
Advertising Costs
Advertising costs are expensed as incurred and were $138,000 and $224,000 for the years ended December 31, 2025 and 2024, respectively.
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
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. These deferred tax assets are subject to periodic assessments as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recorded which would increase the provision for income taxes. In making such determination, we consider all available positive and negative evidence, including future reversals of existing

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. We currently maintain a full valuation allowance against our deferred tax assets.
We apply a more-likely-than-not recognition threshold for all tax uncertainties. Only those benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities are recognized. Based on our evaluation, we have concluded there are no significant uncertain tax positions requiring recognition in our financial statements.
We recognize interest and/or penalties related to uncertain tax positions in income tax expense. There are no uncertain tax positions as of December 31, 2025 or 2024 and as such, no interest or penalties were recorded in income tax expense.
Comprehensive Loss
We have no other comprehensive income items for the periods presented. As a result, our net loss and comprehensive loss were the same for all periods presented and a separate statement of comprehensive loss is not included in the accompanying financial statements.
NOTE 3: BALANCE SHEET COMPONENTS
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accounts receivable	$219	$339
Allowance for uncollectible accounts	(18)	(4)
Accounts receivable, net	$201	$335
The following is the activity in the allowance for uncollectible accounts (in thousands):

	Years Ended December 31,
	2025	2024
Balance as of beginning of year	$4	$4
Increase in provision	14	—
Amounts written off, less recoveries	—	—
Balance as of end of year	$18	$4
Inventory
Inventory consisted of the following (in thousands):

	As of December 31,
	2025	2024
Raw materials	$726	$719
Work in progress	—	1
Finished goods	268	74
Total inventory	994	794
Reserve for obsolescence	—	—
Inventory	$994	$794

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
The following is the activity in the reserve for obsolescence (in thousands):

	Years Ended December 31,
	2025	2024
Balance as of beginning of year	$—	$5
Increase in reserve	—	—
Amounts relieved	—	(5)
Balance as of end of year	$—	$—
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2025	2024
Software licenses	$127	$112
Insurance	47	27
Rent	32	38
Equity offering costs	29	146
Marketing programs and conferences	25	21
Professional services	14	18
Other	23	15
Total prepaid and other current expenses	$297	$377

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Research and development equipment	$1,291	$1,826
Office and computer equipment	84	494
Autos	54	54
Furniture and fixtures	47	46
Leasehold improvements	105	157
Total in service	1,581	2,577
Accumulated depreciation and amortization	(1,171)	(2,242)
Total in service, net	410	335
Construction in progress	—	72
Property and equipment, net	$410	$407

During the years ended December 31, 2025 and 2024, depreciation and amortization expense was $135,000 and $156,000, respectively.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2025	2024
Compensation and related benefits	$313	$244
Legal and other services	66	30
Product warranty and other	4	4
Total accrued expenses	$383	$278
Notes Payable
We have arranged financing for the purchase of certain equipment. These notes payable have a weighted average annual interest rate of 10.4% with a term of five years and are secured by the underlying equipment.
As of December 31, 2025, the future principal payments were as follows (in thousands):

2026	$61
2027	68
2028	65
2029	12
2030	—
Total principal payments	206
Less: current portion of notes payable	(61)
Notes payable, less current portion	$145
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
In August 2024, we entered into an operating lease for a new location for our corporate headquarters and manufacturing and research operations. This operating lease commenced in April 2025 and expires in 2035. The previous operating lease for our corporate headquarters expired in November 2024 and the previous operating lease for our manufacturing and research operations expired in May 2025.
The components of lease cost are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Operating lease cost	$250	$217
Short-term lease cost (1)	111	19
Variable lease cost (2)	33	34
Total lease cost	$394	$270
(1) Includes amounts related to leases with original terms of 12 months or less and our company has elected the short-term lease exemption.
(2) Includes amounts related to common area maintenance, property taxes and any other lease-related charges that vary based on usage or actual costs and are not included in the operating lease liability.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
As of December 31, 2025, the maturities under the operating lease liability were as follows (in thousands):

2026	$331
2027	338
2028	348
2029	359
2030	369
Thereafter	1,875
Total operating lease payments	3,620
Less: imputed interest	(1,149)
Total operating lease liability	$2,471
NOTE 6: STOCK-BASED COMPENSATION
In 2018, our stockholders approved the adoption of the SenesTech, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan has since been amended and restated on certain occasions, most recently on June 23, 2023, when our stockholders approved an increase to the total number of authorized shares to 207,071 shares of common stock.
Stock options are generally issued with a per share exercise price equal to the fair market value of our common stock at the date of grant. Options granted generally vest ratably over a 1- to 3-year period coinciding with their respective service periods, with terms generally of ten years. Certain stock option awards provide for accelerated vesting upon a change in control.
As of December 31, 2025, we had 32,266 shares of common stock available for issuance under the 2018 Plan.
Contingent Stock Options
On October 15, 2025, the Company’s Board of Directors approved the grant of stock options to purchase up to 420,000 shares of common stock to the Company’s Board members pursuant to a proposed amendment to the 2018 Plan (the “Contingent Stock Options”). The Board intends to propose to amend the 2018 Plan to increase the number of shares available for issuance thereunder to ensure that the Company has sufficient shares to attract, retain, and motivate key employees and directors.
The Contingent Stock Options have an exercise price of $4.05 per share, vest in four equal installments of 25% on each of January 15, 2026, April 15, 2026, July 15, 2026, and October 15, 2026, and have a contractual term expiring October 15, 2035. The grants are contingent upon stockholder approval of the amended 2018 Plan by October 15, 2026. If such approval is not obtained by that date, the Contingent Stock Options will be rescinded, terminated, and deemed void ab initio, as if the grant had never occurred.
As of December 31, 2025, the Contingent Stock Options remained outstanding in form. Under ASC 718, Compensation—Stock Compensation, a contingency is substantive if (i) achievement is not assured at the grant date; (ii) there is meaningful uncertainty about whether it will be met; (iii) failure is plausible, based on facts and circumstances; and (iv) the conditions requires performance outcomes. Accordingly, no accounting recognition was recorded because the arrangement did not meet the definition of a grant date under ASC 718 due to the substantive contingency of stockholder approval.
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

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
Fair value of options granted is determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2025	2024
Risk-free interest rate	4.7%	3.8%
Expected dividend yield	—%	—%
Expected volatility	162%	128.0%
Expected term (in years)	10.0	10.0
The weighted average fair value of options granted during the years ended December 31, 2025 and 2024 was $3.08 and $2.73 per share, respectively. The risk-free interest rate is estimated using treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. Expected volatility is estimated based on the historical volatility of our common stock over the expected term as this represents our best estimate of future volatility. We use the “simplified method” to estimate expected term. Under the simplified method, an option’s expected term is calculated as the time until expiration.
The stock option activity consists of the following, which excludes the Contingent Stock Options:

	Number of Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding as of December 31, 2023	3,645		$1,197.00	4.0	$—
Granted	144,204		2.38	9.6	—
Exercised	—		—	—	—
Forfeited	(224)		—	—	—
Expired	(9)		—	—	—
Outstanding as of December 31, 2024	147,616		27.13	9.5	—
Granted	28,057		3.09	9.3	—
Exercised	—		—	—	—
Forfeited	(11)		—	—	—
Expired	(84)		—	—	—
Outstanding as of December 31, 2025	175,578		20.75	8.8	—
Exercisable as of December 31, 2025	115,262	(2)	30.10	8.7	—

(1)
Calculated based on the difference between the estimated fair value of our stock and the exercise price of the underlying option. The estimated stock values used in the calculation were $3.09 and $2.83 per share for the years ended December 31, 2025 and 2024, respectively.

(2)	Includes options related to 603 shares that are inducement awards and not granted under the 2018 Plan.
As of December 31, 2025, the unrecognized stock-based compensation cost was $162,000, which is expected to be recognized over a weighted average period of 1.7 years.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
The stock-based compensation expense was recorded as following (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$11	$13
General and administrative	253	313
Total stock-based compensation expense	$264	$326
NOTE 7: INCOME TAXES
Our losses before income taxes for the years ended December 31, 2025 and 2024 were generated entirely from U.S. operations.
We have no current or deferred provision for income taxes from continuing operations for the years ended December 31, 2025 and 2024.
The significant differences between the U.S. Federal statutory rate and our effective rate for financial reporting purposes are as follows:

	Years Ended December 31,
	2025		2024
	Amount	Rate	Amount	Rate
Tax (benefit) at the U.S. statutory rate	$(1,340)	(21.0)%	$(1,299)	(21.0)%
State income taxes, net of federal income tax effect	—	—	—	—
Change in valuation allowance	1,269	19.9	1,237	20.0
Nontaxable or nondeductible items:
Stock-based compensation	65	1.0	48	0.8
Other	6	0.1	14	0.2
Provision for income taxes	$—	—%	$—	—%
Arizona represents the majority of the Company’s state and local income tax impact.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
Deferred income tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Deferred income tax assets:
Federal and state net operating loss carryovers	$25,108	$23,376
Operating leases related to ROU assets	615	—
Capitalized research costs	604	859
Stock-based compensation	269	283
Compensation accruals and other	77	45
Deferred revenue	8	3
Depreciation	—	13
Total deferred income tax assets	26,681	24,579
Valuation allowance for deferred income tax assets	(26,082)	(24,579)
Deferred income tax assets, net of valuation allowance	599	—
Deferred income tax liabilities:
ROU assets	(581)	—
Depreciation	(18)	—
Total deferred income tax liabilities	(599)	—
Deferred income tax assets, net	$—	$—
A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets have not met the more likely than not threshold.
As of December 31, 2025, we had federal and state net operating loss carryforwards of approximately $103.0 million and $90.0 million, respectively, not considering the Internal Revenue Code Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2029, unless previously utilized. In addition, we have approximately $58.6 million of the total $103.0 million of net operating losses that do not expire, as these losses were generated after the law change introduced as part of the Tax Cuts and Jobs Act. The state net operating losses begin to expire if not utilized by 2045.
Additionally, the utilization of the net operating loss carryforwards could be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other tax attributes that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. We have not conducted an analysis of an ownership change under Section 382. If we experience an ownership change, our use of our pre-change net operating losses and other tax attributes to offset post-change taxable income or taxes could be limited.
We did not have any unrecognized tax benefits at the beginning and end of the years ended December 31, 2025 and 2024.
We file income tax returns in the United States and Arizona with general statutes of limitations of three and four years, respectively. Due to net operating losses incurred, our tax returns from 2005 to date are subject to examination by taxing authorities. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2025, we had no interest or penalties accrued related to uncertain tax positions.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
NOTE 8: STOCKHOLDERS’ EQUITY
Preferred Stock
We are authorized to issue 10 million shares of preferred stock with a par value of $0.001 per share. Rights and any series designation would be established at time of issuance of preferred stock. As of December 31, 2025 and 2024 there was no preferred stock outstanding.
Common Stock
We are authorized to issue 100 million shares of common stock with a par value of $0.001 per share. Stockholders of common stock have unlimited voting rights and are entitled to receive the net assets of the Company upon dissolution, subject to the rights of the preferred stockholders, if any.
In June 2024, we entered into an at-the-market offering arrangement with a sales agent, pursuant to which we may offer and sell, from time to time and at our sole discretion, shares of our common stock in transactions that are deemed to be “at the market” offerings under the Securities Act of 1933, as amended (the “ATM Facility”). As of December 31, 2025, there was approximately $7.5 million of capacity available under the ATM Facility.
We had the following common stock transactions in 2025 and 2024:
ATM Facility. In 2025, we sold 854,660 shares of our common stock under the ATM Facility for gross proceeds of $3.0 million, before deducting offering expenses of $299,000. In 2024, we sold 15,051 shares of our common stock under the ATM Facility for gross proceeds of $44,000, before deducting offering expenses of $7,000. See prepaid equity offering costs under Prepaid Expenses and Other Current Assets in Note 2 for costs related to the ATM Facility, which are ratably netted against proceeds received based on stock sales.
August 2024. We issued 505,502 shares of our common stock pursuant to the exercise of warrants. Certain warrant holders were induced to exercise warrants by reducing the exercise price to the then current market price of our common stock (the “August 2024 Warrant Inducement”). The original warrants consisted of warrants exercisable for (i) 48,911 shares of our common stock issued on August 24, 2023 with an exercise price of $86.40 per share and a remaining life of 2.1 years and (ii) 456,591 shares of our common stock issued on November 29, 2023 with an exercise price of $13.00 per share and a remaining life of 2.5 years (collectively, the “Original Warrants”). The Original Warrants were exercised for $4.60 per share for gross proceeds of $2.3 million, before deducting $340,000 of issuance costs.
In connection with the August 2024 Warrant Inducement, new warrants to purchase a total of 1,036,279 shares of our common stock were issued, which are discussed under Common Stock Warrants Issued in August 2024 Private Inducement in Note 9.
March 2025. We issued 374,718 shares of our common stock pursuant to the exercise of warrants. Certain warrant holders were induced to exercise warrants by reducing the exercise price to the then current market price of our common stock (the “March 2025 Warrant Inducement”). The original warrants consisted of warrants exercisable for (i) 251,884 shares of our common stock issued on August 23, 2024 with an exercise price of $4.35 per share and a remaining life of 4.5 years and (ii) 122,834 shares of our common stock issued on August 23, 2024 with an exercise price of $4.35 per share and a remaining life of 1.0 year (collectively, the “F-Series Original Warrants”). The F-Series Original Warrants were exercised for $2.90 per share for gross proceeds of $1.1 million, before deducting $250,000 of issuance costs.
In connection with the March 2025 Warrant Inducement, new warrants to purchase a total of 1,517,608 shares of our common stock were issued, which are discussed under Common Stock Warrants Issued in March 2025 Private Inducement in Note 9.
June 2025. We issued 1,458,872 shares of our common stock pursuant to the exercise of warrants as part of the June 2025 Warrant Inducement (as defined below). Certain warrant holders were induced to exercise warrants at the then existing exercise price of $2.90 per share and pay a purchase price of $0.125 per share, or an aggregate purchase price of $182,000, in consideration of our issuance of new warrants with similar terms as the warrants that were induced to exercise (the “June 2025 Warrant Inducement”). Additionally, warrants to purchase 40,000

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
shares of our common stock were exercised in June 2025 outside of the June 2025 Warrant Inducement. Gross proceeds for these June 2025 warrant transactions were $4.5 million, before deducting $527,000 of issuance-related costs.
In connection with the June 2025 Warrant Inducement, new warrants to purchase a total of 1,531,816 shares of our common stock were issued, which are discussed under Common Stock Warrants Issued in June 2025 Private Inducement in Note 9.
August 2025. We issued 1,458,872 shares of our common stock pursuant to the exercise of warrants. Certain warrant holders were induced to exercise warrants at the then existing exercise price of $4.15 per share and pay a purchase price of $0.125 per share, or an aggregate purchase price of $274,000, in consideration of our issuance of new warrants with similar terms as the warrants that were induced to exercise (the “August 2025 Warrant Inducement”). Gross proceeds for warrants exercised in August 2025 was $6.3 million, before deducting $695,000 of issuance-related costs.
In connection with the August 2025 Warrant Inducement, new warrants to purchase a total of 2,261,252 shares of our common stock were issued, which are discussed under Common Stock Warrants Issued in August 2025 Private Inducement in Note 9.

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
NOTE 9: COMMON STOCK WARRANTS
The following is the activity for common stock warrants:

Issue Date	Warrant Type	Term Date	Exercise Price	Balance December 31, 2023	Issued	Exercised	Expired	Balance December 31, 2024	Issued	Exercised	Expired	Balance December 31, 2025
July 2019	Dealer Manager	July 2024	81,000.00	3	—	—	(3)	—	—	—		—
January 2020	Registered Direct Offering	July 2025	21,600.00	60	—	—	—	60	—	—	(60)	—
January 2020	Dealer Manager	July 2025	24,000.00	4	—	—	—	4	—	—	(4)	—
March 2020	Dealer Manager	March 2025	9,015.12	4	—	—	—	4	—	—	(4)	—
April 2020	Dealer Manager	April 2025	9,528.00	47	—	—	—	47	—	—	(47)	—
April 2020	Registered Direct Offering	April 2025	7,320.00	20	—	—	—	20	—	—	(20)	—
October 2020	Dealer Manager	April 2026	5,174.40	34	—	—	—	34	—	—	—	34
February 2021	Private Placement Agreement	August 2026	5,318.40	540	—	—	—	540	—	—	—	540
February 2021	Dealer Manager	August 2026	6,835.40	136	—	—	—	136	—	—	—	136
March 2021	Dealer Manager	March 2026	6,000.00	60	—	—	—	60	—	—	—	60
November 2022	Dealer Manager	November 2027	525.00	892	—	—	—	892	—	—	—	892
April 2023	Series C	October 2028	194.40	7,142	—	—	—	7,142	—	—	—	7,142
April 2023	Dealer Manager	April 2028	262.50	534	—	—	—	534	—	—	—	534
August 2023	Private Inducement	September 2024	86.42	23,810	—	(23,810)	—	—	—	—	—	—
August 2023	Private Inducement	August 2028	86.42	25,101	—	(25,101)	—	—	—	—	—	—
August 2023	Dealer Manager	August 2028	108.04	1,222	—	—	—	1,222	—	—	—	1,222
November 2023	Series D	November 2028	13.00	381,615	—	(230,589)	—	151,026	—	—	—	151,026
November 2023	Series E	May 2025	13.00	307,460	—	(226,462)	—	80,998	—	—	(80,998)	—
November 2023	Dealer Manager	November 2028	16.25	28,844	—	—	—	28,844	—	—	—	28,844
August 2024	Series F-1	August 2029	4.35	—	571,318	—	—	571,318	—	(251,884)	—	319,434
August 2024	Series F-2	February 2026	4.35	—	439,686	—	—	439,686	—	(122,834)	—	316,852
August 2024	Dealer Manager	August 2029	5.75	—	25,275	—	—	25,275	—	—	—	25,275
March 2025	Series G-1	September 2026	2.90	—	—	—	—	—	1,498,872	(1,498,872)	—	—
March 2025	Dealer Manager	September 2026	3.625	—	—	—	—	—	18,736	—	—	18,736
July 2025	Series H	October 2026	4.150	—	—	—	—	—	1,458,872	(1,458,872)	—	—
July 2025	Dealer Manager	October 2026	3.781	—	—	—	—	—	72,944	—	—	72,944
August 2025	Series I	November 2026	5.250	—	—	—	—	—	2,188,308	—	—	2,188,308
August 2025	Dealer Manager	November 2026	5.4219	—	—	—	—	—	72,944	—	—	72,944
				777,528	1,036,279	(505,962)	(3)	1,307,842	5,310,676	(3,332,462)	(81,133)	3,204,923

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
As of December 31, 2025, there were warrants to purchase 3,204,923 shares of our common stock outstanding, at a weighted-average exercise price of $7.50 per share, which expire as follows:

	Weighted Average Exercise Price	Shares of Common Stock
Years Ending December 31:
2026	$6.72	2,670,554
2027	525.00	892
2028	21.68	188,768
2029	4.45	344,709
	7.50	3,204,923
Common Stock Warrants Issued in August 2024 Private Inducement
In August 2024, in connection with the August 2024 Warrant Inducement discussed in Note 8, we issued warrants to purchase up to 1,011,004 shares of our common stock to the investor. These warrants were immediately exercisable with an exercise price of $4.35 per share, with warrants related to 571,318 shares of our common stock expiring in August 2029 (the “Series F-1 Warrants”) and warrants related to 439,686 shares of our common stock expiring in February 2026 (the “Series F-2 Warrants”). We estimated the fair value of the Series F-1 Warrants to be $1.9 million using a Black-Scholes model based on the following significant inputs: common stock price of $4.10 per share; volatility of 118%; term of 5 years; dividend yield of 0%; and risk-free rate of 3.6%. The fair value of the Series F-2 Warrants was estimated to be $1.2 million using the Black-Scholes model based on the following significant inputs: common stock price of $4.10 per share; volatility of 153%; term of 1.5 years; dividend yield of 0%; and risk-free rate of 4.1%.
In addition, we issued placement agent warrants to purchase up to 25,275 shares of our common stock. These placement agent warrants were exercisable immediately upon issuance, have an exercise price of $5.75 per share, and expire August 2029. We estimated the fair value of these warrants to be $83,000 using a Black-Scholes model based on the following significant inputs: common stock price of $4.10 per share; volatility of 118%; term of 5 years; dividend yield of 0%; and risk-free interest rate of 3.6%.
Common Stock Warrants Issued in March 2025 Private Inducement
In connection with the March 2025 Warrant Inducement discussed in Note 8, we issued warrants to purchase up to 1,498,872 shares of our common stock to certain investors. These warrants have an exercise price of $2.90 per share and are exercisable for 1.5 years from the effective date of stockholder approval of the issuance of the shares of common stock, which was obtained on June 9, 2025. We estimated the fair value of these warrants to be $1.5 million using a Black-Scholes model based on the following significant inputs: common stock price of $2.38 per share; volatility of 117%; term of 1.5 years; dividend yield of 0%; and risk-free rate of 4.37%.
In addition, we issued placement agent warrants to purchase up to 18,736 shares of our common stock. These placement agent warrants have an exercise price of $3.625 per share and are exercisable for 1.5 years from the effective date of stockholder approval of the issuance of the shares of common stock, which was obtained on June 9, 2025. We estimated the fair value of these warrants to be $20,000 using a Black-Scholes model based on the following significant inputs: common stock price of $2.38 per share; volatility of 117%; term of 1.5 years; dividend yield of 0%; and risk-free interest rate of 4.37%.
Common Stock Warrants Issued in June 2025 Private Inducement
In connection with the June 2025 Warrant Inducement discussed in Note 8, we issued warrants to purchase up to 1,458,872 shares of our common stock to certain investors. These warrants have an exercise price of $4.15 per share and are exercisable for 1.3 years from the date of issuance. We estimated the fair value of these warrants to be $4.1 million using a Black-Scholes model based on the following significant inputs: common stock price of $5.09 per share; volatility of 114%; term of 1.3 years; dividend yield of —%; and risk-free rate of 3.7%. These warrants were exercised in August 2025.
In addition, we issued placement agent warrants to purchase up to 72,944 shares of our common stock. These placement agent warrants have an exercise price of $3.781 per share and are exercisable for 1.3 years from the date of issuance. We

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
estimated the fair value of these warrants to be $212,000 using a Black-Scholes model based on the following significant inputs: common stock price of $5.09 per share; volatility of 114%; term of 1.3 years; dividend yield of 0%; and risk-free interest rate of 3.7%.
Common Stock Warrants Issued in August 2025 Private Inducement
In connection with the August 2025 Warrant Inducement discussed in Note 8, we issued warrants to purchase up to 2,188,308 shares of our common stock to certain investors. These warrants have an exercise price of $5.25 per share and are exercisable for 1.3 years from the August 22, 2025 effective date of the resale registration statement covering the underlying shares. We estimated the fair value of these warrants to be $6.0 million using a Black-Scholes model based on the following significant inputs: common stock price of $5.36 per share; volatility of 116%; term of 1.3 years; dividend yield of 0%; and risk-free rate of 3.8%.
In addition, we issued placement agent warrants to purchase up to 72,944 shares of our common stock. These placement agent warrants have an exercise price of $5.4219 per share and are exercisable for 1.3 years from the August 22, 2025 effective date of the resale registration statement covering the underlying shares. We estimated the fair value of these warrants to be $196,000 using a Black-Scholes model based on the following significant inputs: common stock price of $5.36 per share; volatility of 116%; term of 1.3 years; dividend yield of 0%; and risk-free interest rate of 3.8%.
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
Significant Customers
The customers that represented 10% or more of revenue in at least one of the periods presented, was as follows:

	Years Ended December 31,
	2025	2024
Customer D	24%	13%
The following accounts represented at least 10% of total accounts receivable in at least one of the periods presented:

	As of December 31,
	2025	2024
Customer A	15%	2%
Customer B	14%	5%
Customer C	9%	20%
Customer D	1%	30%
NOTE 11: LOSS PER SHARE
Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, which includes any prefunded warrants and any shares held in abeyance from the date of issuance. Diluted loss per share is computed by dividing the loss attributable to common

SENESTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS, continued
stockholders by the weighted average number of common shares used in the basic loss per share calculation plus potentially dilutive securities outstanding during the period determined using the treasury stock method. Warrants and stock options are considered to be potentially dilutive securities but have been excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would be anti-dilutive given the net loss reported for the years ended December 31, 2025 and 2024. Therefore, basic and diluted loss per share was the same for all periods presented.
The following shares were excluded from the calculation of diluted loss per share:

	December 31,
	2025	2024
Common stock warrants	27,410	249,053
Common stock options	—	73,533
Total	27,410	322,586
NOTE 12: CONTINGENCIES
In December 2024, Liphatech Inc. (“Liphatech”) commenced an action against us in the United States District Court for the Eastern District of Wisconsin Division. The complaint alleged, among other things, breach of contract, misappropriation of trade secrets, unfair competition, and unjust enrichment. These claims are based on allegations that we misappropriated and utilized proprietary information and trade secrets of Liphatech. The complaint also alleged that we breached a non-disclosure agreement that we had entered into with Liphatech. The complaint sought unspecified damages as well as injunctive relief. In March 2026, this matter was settled, see Note 14, Subsequent Events.
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
NOTE 13: RELATED PARTY TRANSACTIONS
Related party transactions are conducted in the normal course of business and, unless otherwise noted, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. In connection with a consulting agreement an aggregate of $24,000 in cash payments were made during 2025 to Hustle and Flower LLC, of which a member of our board serves as chief executive officer. There were no related party transactions for 2024.
NOTE 14: SUBSEQUENT EVENTS
Since December 31, 2025, we have issued 80,411 shares of common stock pursuant to the ATM Facility for gross proceeds of $182,000.
In March 2026, the parties in the Liphatech legal matter discussed in Note 12, Contingencies, have resolved all disputes between them in a manner satisfactory to all involved. All litigation has been dismissed and cannot be reinstated.
We have evaluated subsequent events from the balance sheet date through March 12, 2026, the date at which the financial statements were issued, and determined that there were no other items that require adjustment to or disclosure in the financial statements.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.     CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, as of December 31, 2025, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
With the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025. In making this assessment, the Company used the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2025 based on those criteria.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to our status as a non-accelerated filer.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
There are no disclosures required by this Item 9B, including those relating to “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements,” as those terms are defined in Item 408 of Regulation S-K.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item and not set forth below will be set forth in the sections headed “Election of Directors,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Our Code of Conduct and Ethics applies to all of our employees, consultants, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct and Ethics is available on our website at www.senestech.com under the section entitled “Corporate Governance” under “Company—Investor Relations.” We intend to satisfy the disclosure requirements under Item 5.05 of the SEC Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct and Ethics by posting such information on our website at the website address and location specified above.
ITEM 11.     EXECUTIVE COMPENSATION.
The information required by this Item will be set forth in the sections headed “Director Compensation” and “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item will be set forth in the sections headed “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.
The information required by Item 201(d) of Regulation S-K will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item will be set forth in the sections headed “Corporate Governance” and “Certain Relationships and Related Transactions” in our Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item will be set forth in the section headed “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statements and Schedules
1.Financial Statements are listed in the Index to Financial Statements on page F-1 of this Annual Report on Form 10-K.
2.All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes above.
(b) Exhibit Listing

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1*	Amended and Restated Certificate of Incorporation of SenesTech, Inc. (Incorporated by reference to Exhibit 3.1 to SenesTech, Inc.’s Form 10-K filed March 17, 2020 (File no. 001-37941)).
3.1(a)*	Certificate of Designation of the Series C Preferred Stock of SenesTech, Inc. (Incorporated by reference to Exhibit 3.1 to SenesTech, Inc.’s Form 8-K filed August 26, 2022 (File no. 001-37941)).
3.1(b)*
Certificate of Amendment to Amended and Restated Certificate of Incorporation of SenesTech, Inc. (Incorporated by reference to Exhibit 3.1(a) to SenesTech, Inc.’s Form 8-K filed November 15, 2022, (File no. 001-37941)).

3.1(c)*
Certificate of Amendment to Amended and Restated Certificate of Incorporation of SenesTech, Inc. (Incorporated by reference to Exhibit 3.1(a) to SenesTech, Inc.’s Form 8-K filed November 15, 2023, (File no. 001-37941)).

3.1(d)*
Certificate of Amendment to Amended and Restated Certificate of Incorporation of SenesTech, Inc. (Incorporated by reference to Exhibit 3.1(a) to SenesTech, Inc.’s Form 8-K filed July 23, 2024 (File no. 001-37941)).

3.2*	Amended and Restated Bylaws of SenesTech, Inc. (Incorporated by reference to Exhibit 3.5 to SenesTech, Inc.’s Registration Statement on Form S-1 filed September 21, 2016 (File no. 333-213736)).
3.2(a)*
Amendment No. 1 to the Amended and Restated Bylaws of SenesTech, Inc., dated June 16, 2021 (Incorporated by reference to Exhibit 3.2 to SenesTech, Inc.’s Form 8-K filed June 17, 2021 (File no. 001-37941)).

(4)	Instruments defining the rights of security holders, including indentures
4.1*	Description of Securities (Incorporated by reference to Exhibit 4.1 to SenesTech, Inc.’s Form 10-K/A filed April 21, 2020 (File no. 001-37941)).
4.2*	Form of the Registrant’s Common Stock certificate (Incorporated by reference to Exhibit 4.1 to SenesTech, Inc.’s Registration Statement on Form S-1 filed October 7, 2016, (File no. 333-213736)).
4.3*	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to SenesTech, Inc.’s Form 8-K filed October 27, 2020 (File no. 001-37941)).
4.4*	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 to SenesTech, Inc.’s Form 8-K filed February 2, 2021 (File no. 001-37941)).
4.5*	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.3 to SenesTech, Inc.’s Form 8-K filed February 2, 2021 (File no. 001-37941)).
4.6*	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to SenesTech, Inc.’s Form 8-K filed March 23, 2021 (File no. 001-37941)).
4.7*	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.24 to SenesTech, Inc.’s Registration Statement on Form S-1/A filed November 15, 2022 (File no. 333-267991)).
4.8*
Form of SenesTech, Inc. Stock Option Grant Notice and Stand-Alone Option Agreement under SenesTech, Inc.'s 2018 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 4.2 to SenesTech, Inc.’s Registration Statement on Form S-8 filed February 10, 2023 (File no. 333-269686)).

4.9*
Form of SenesTech, Inc. Restricted Stock Unit Grant Notice and Stand-Alone Restricted Stock Unit Agreement under SenesTech, Inc.'s 2018 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 4.3 to SenesTech, Inc.’s Registration Statement on Form S-8 filed February 10, 2023 (File no. 333-269686)).

4.10*	Form of Series C Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.28 to SenesTech, Inc.’s Form 8-K filed April 12, 2023 (File no. 001-37941)).
4.11*	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.29 to SenesTech, Inc.’s Form 8-K filed April 12, 2023 (File no. 001-37941)).
4.12*	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.33 to SenesTech, Inc.’s Form 8-K filed August 21, 2023 (File no. 001-37941)).
4.13*	Form of Series D Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.34 to SenesTech, Inc.’s Form 8-K filed November 29, 2023 (File no. 001-37941)).
4.14*	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.37 to SenesTech, Inc.’s Form 8-K filed November 29, 2023 (File no. 001-37941)).
4.15*	Form of Series F-1 Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to SenesTech, Inc.’s Form 8-K filed August 23, 2024 (File no. 001-37941)).
4.16*	Form of Series F-2 Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 to SenesTech, Inc.’s Form 8-K filed August 23, 2024 (File no. 001-37941)).
4.17*	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.3 to SenesTech, Inc.’s Form 8-K filed August 23, 2024 (File no. 001-37941)).
4.18*	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to SenesTech, Inc.’s Form 8-K filed March 11, 2025 (File no. 001-37941)).
4.19*	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to SenesTech, Inc.’s Form 8-K filed July 1, 2025 (File no. 001-37941)).
4.20*	Form of Series I Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to SenesTech, Inc.’s Form 8-K filed August 5, 2025 (File no. 001-37941)).
4.21*	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to SenesTech, Inc.’s Form 8-K filed August 5, 2025 (File no. 001-37941)).
(10)	Material Contracts
10.1*+	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.6 to SenesTech, Inc.’s Registration Statement on Form S-1 filed September 21, 2016 (File no. 333-213736)).
10.2*+
Employment Offer Letter by and between SenesTech, Inc. and Thomas Chesterman dated November 20, 2015 (Incorporate by reference to Exhibit 10.9 to SenesTech, Inc.’s Registration Statement on Form S-1 filed September 21, 2016 (File no. 333-213736)).

10.3*	Form of Securities Purchase Agreement, dated as of January 27, 2021 (Incorporated by reference to Exhibit 10.1 to SenesTech, Inc.’s Form 8-K filed February 2, 2021 (File no. 001-37941)).
10.4*	Form of Registration Rights Agreement, dated as of January 27, 2021 (Incorporated by reference to Exhibit 10.2 to SenesTech, Inc.’s Form 8-K filed February 2, 2021 (File no. 001-37941)).
10.5*+	Form of SenesTech, Inc. Stock Option Grant Notice and Option Agreement (Incorporated by reference to Exhibit 10.23A to SenesTech, Inc.’s Form 8-K filed October 14, 2022 (File no. 001-37941)).
10.6*+
Form of SenesTech, Inc. Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.23B to SenesTech, Inc.’s Form 8-K filed October 14, 2022 (File no. 001-37941)).

10.7*+
Employment Letter Agreement between SenesTech, Inc. and Joel Fruendt dated November 9, 2022 (Incorporated by reference to Exhibit 10.24 to SenesTech, Inc.’s Form 8-K filed November 14, 2022 (File no. 001-37941)).

10.8*+
At The Market Offering Agreement, dated as of June 20, 2024, by and between SenesTech, Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference to Exhibit 1.1 to SenesTech, Inc.’s on Form 8-K filed on June 20, 2024 (File no. 001-37941)).

10.9*+	SenesTech, Inc. 2018 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to SenesTech, Inc.’s Form 8-K filed July 15, 2024 (File no. 001-37941)).

10.10*
Standard Industrial/Commercial Multi-Tenant Lease, between the Company and E&V Investments, LLC, dated as of July 17, 2024 (Incorporated by reference to Exhibit 10.1 to SenesTech, Inc.’s Form 10-K filed March 13, 2025 (File no. 001-37941)).

10.11*+
Employment Letter Agreement between SenesTech, Inc. and Michael Edell dated November 3, 2025 (Incorporated by reference to Exhibit 10.1 to SenesTech, Inc.’s Form 8-K filed November 14, 2025 (File no. 001-37941)).

10.12+	Transition Agreement between SenesTech, Inc. and Joel Fruendt dated January 22, 2026.
(19)	Insider Trading Policies and Procedures
19.1*	SenesTech, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to SenesTech, Inc.’s Form 10-K filed March 13, 2025 (File no. 001-37941)).
(21)	Subsidiaries of the Registrant
21.1	List of Subsidiaries of the Registrant.
(23)	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm M&K CPAS, PLLC.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
(32)	Section 1350 Certifications
32.1	Certifications of Chief Executive Officer and Chief Financial Officer.
(97)	Policy Relating to Recovery of Erroneously Awarded Compensation
97.1*	SenesTech, Inc. Executive Officer Clawback Policy (Incorporated by reference to Exhibit 97.1 to SenesTech, Inc.’s Form 10-K/A filed April 29, 2024 (File no. 001-37941)).
(101)	Interactive Data File
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Incorporated by reference as indicated.
+    Indicates a management contract or compensatory plan or arrangement.
ITEM 16.    FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESTECH, INC.

Date: March 12, 2026	By:	/s/ Joel Fruendt
Joel Fruendt
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Joel Fruendt	President, Chief Executive Officer and Director	March 12, 2026
Joel Fruendt	(Principal Executive Officer)

/s/ Thomas C. Chesterman	Executive Vice President, Chief Financial Officer, Treasurer, and Secretary	March 12, 2026
Thomas C. Chesterman	(Principal Financial and Accounting Officer)

/s/ Jamie Bechtel	Chair of the Board and Interim Executive Chair	March 12, 2026
Jamie Bechtel

/s/ Lynn Graham	Director	March 12, 2026
Lynn Graham

/s/ Phil Grandinetti	Director	March 12, 2026
Phil Grandinetti

/s/ Jake Leach	Director	March 12, 2026
Jake Leach

/s/ Joshua Moss	Director	March 12, 2026
Joshua Moss

/s/ Matthew K. Szot	Director	March 12, 2026
Matthew K. Szot