Form 10-Q
period 2026-03-31
SenesTech, Inc.
filed 2026-05-13
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of May 11, 2026: 5,303,426

SENESTECH, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SENESTECH, INC.
CONDENSED BALANCE SHEETS
(In thousands, except shares and per share data)

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,804	$7,575
Short-term investments	—	994
Accounts receivable, net	163	201
Inventory	1,048	994
Prepaid expenses and other current assets	338	297
Total current assets	8,353	10,061
Right to use asset, operating lease	2,295	2,336
Property and equipment, net	379	410
Other noncurrent assets	36	36
Total assets	$11,063	$12,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115	$183
Accrued expenses	593	383
Current portion of operating lease liability	142	139
Current portion of notes payable	63	61
Deferred revenue	25	32
Total current liabilities	938	798
Operating lease liability, less current portion	2,296	2,332
Notes payable, less current portion	128	145
Total liabilities	3,362	3,275
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,303,426 and 5,223,015 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	152,239	152,043
Accumulated deficit	(144,543)	(142,480)
Total stockholders’ equity	7,701	9,568
Total liabilities and stockholders’ equity	$11,063	$12,843
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues, net	$493	$485
Cost of sales	155	172
Gross profit	338	313
Operating expenses:
Research and development	422	418
Selling, general and administrative	2,035	1,558
Total operating expenses	2,457	1,976
Loss from operations	(2,119)	(1,663)
Interest income (expense):
Interest income	60	3
Interest expense	(4)	(5)
Interest income (expense), net	56	(2)
Net loss and comprehensive loss	$(2,063)	$(1,665)
Weighted average shares outstanding - basic and diluted	5,263,717	1,299,971
Net loss per share - basic and diluted	$(0.39)	$(1.28)
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,063)	$(1,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31	39
Stock-based compensation	23	91
Operating lease	8	—
Bad debt expense	5	—
Accretion of interest on held-to-maturity investments	(6)	—
Changes in operating assets and liabilities:
Accounts receivable	32	(163)
Prepaid expenses and other current assets	(40)	119
Inventory	(54)	41
Accounts payable	(68)	(51)
Accrued expenses	210	32
Deferred revenue	(7)	—
Net cash used in operating activities	(1,929)	(1,557)

Cash flows from investing activities:
Maturity of held-to-maturity investment	1,000	—
Purchase of property and equipment	—	(36)
Net cash provided by (used in) investing activities	1,000	(36)

Cash flows from financing activities:
Proceeds from the exercise of warrants, net	—	889
Proceeds from issuances of common stock, net	173	1,066
Repayments of notes payable	(15)	(14)
Net cash provided by financing activities	158	1,941

Increase (decrease) in cash and cash equivalents	(771)	348
Cash and cash equivalents, beginning of period	7,575	1,307
Cash and cash equivalents, end of period	$6,804	$1,655

Supplemental cash flow information is as follows:
Interest paid	$4	$5
Income taxes paid	$—	$—
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
Evolve Rat meets the U.S. Environmental Protection Agency’s (“EPA’s”) minimum risk pesticide conditions under Section 25(b) of the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”). Due to its classification, Evolve Rat is exempt from federal registration because it poses little to no risk to human health and the environment. Evolve Rat is also made from food ingredients with tolerance exemptions for both food and nonfood applications, which allows it to be used in agricultural applications. There are 10 states that accept the federal exemption for pesticide registration and require no additional determination or approval. In states that do not accept the federal exemption, we must obtain registration from the various state agencies. We are authorized to sell Evolve Rat in 48 states and territories.
In May 2024, we launched Evolve Mouse, our latest iteration of the Evolve product line. Evolve Mouse is a modified version of our soft bait technology and contains the same active ingredient, cottonseed oil. Evolve Mouse limits reproduction capability of both male and female mice and is also considered a minimum risk pesticide under Section 25(b) of FIFRA. We are authorized to sell Evolve Mouse in 37 states and territories.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses related to our research and development and commercialization efforts and we expect these losses to continue in the near term. We have generated limited revenue to date from product sales and have primarily funded our operations through the sale of equity securities, including common stock and warrants to purchase common stock. As of March 31, 2026, we had an accumulated deficit of $144.5 million and cash and cash equivalents and short-term investments of $6.8 million.
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

Based upon our current operating plan, we expect that cash and cash equivalents and short-term investments at March 31, 2026, in combination with anticipated revenue and any additional sales of our equity securities, will be sufficient to fund our current operations for the next 12 months and the foreseeable future. While we have evaluated and continue to evaluate our operating expenses and have focused our resources on the successful commercialization of fertility control products in the United States, additional financing may still be needed before achieving our anticipated revenue and margin targets. If we are unable to raise the necessary capital through the sale of our securities, we may be required to take other measures that could impair our ability to be successful and operate as a going concern. In any event, additional capital may be needed in order to fund our operating losses and research and development activities before we become profitable. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate commercialization and development efforts or discontinue operations.
Condensed Financial Statements
Our accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2026, and our operating results and cash flows for the three month periods ended March 31, 2026 and 2025. The accompanying financial information as of December 31, 2025 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026.
Recent Accounting Pronouncements
There have been no new accounting pronouncements that are not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our condensed financial statements.
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
Advertising Costs
Advertising costs are expensed as incurred and were $23,000 and $22,000 for the three months ended March 31, 2026 and 2025, respectively.
Comprehensive Loss
We have no other comprehensive income items for the periods presented. As a result, our net loss and comprehensive loss were the same for the periods presented, and a separate statement of comprehensive loss is not included in the accompanying condensed financial statements.
NOTE 2: BALANCE SHEET COMPONENTS
Cash and Cash Equivalents
Highly liquid investments with maturities of three months or less as of the date of acquisition are classified as cash equivalents, of which we had $6.6 million and $7.1 million as of March 31, 2026 and December 31, 2025, respectively, included within cash and cash equivalents in the condensed balance sheets.

Short-term Investments
From time-to-time we have held investments in U.S. Treasuries, which are classified as held-to-maturity and measured at amortized cost, which approximates fair value. We have both the intent and the ability to hold these securities to maturity. U.S. Treasuries with original maturities greater than 90 days and less than one year are presented as short-term investments on the condensed balance sheet.
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable	$171	$219
Allowance for uncollectible accounts	(8)	(18)
Accounts receivable, net	$163	$201
The following was the activity in the allowance for uncollectible accounts (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance as of beginning of period	$18	$4
Increase in provision	5	—
Amounts written off, less recoveries	(15)	—
Balance as of end of period	$8	$4
Inventory
Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$747	$726
Work in progress	1	—
Finished goods	300	268
Total inventory	1,048	994

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Software licenses	$126	$127
Equity offering costs	79	29
Insurance	55	47
Rent	32	32
Marketing programs and conferences	31	25
Professional services	15	14
Other	—	23
Total prepaid expenses and other current assets	$338	$297
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Research and development equipment	$1,291	$1,291
Office and computer equipment	84	84
Autos	54	54
Furniture and fixtures	47	47
Leasehold improvements	105	105
Total in service	1,581	1,581
Accumulated depreciation and amortization	(1,202)	(1,171)
Property and equipment, net	$379	$410
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Compensation and related benefits	$428	$313
Legal and consulting professional services	124	66
Product warranty and other	21	4
Franchise tax	20	—
Total accrued expenses	$593	$383
Notes Payable
We have financing arrangements related to the purchase of certain equipment. The notes payable for that certain equipment have a weighted average annual interest rate of 10.4% with original terms of five years and are secured by the underlying equipment.

As of March 31, 2026, future principal payments were as follows (in thousands):

2026	$46
2027	68
2028	65
2029	12
Total principal payments	191
Less: current portion of notes payable	(63)
Notes payable, less current portion	$128
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
NOTE 4: LEASES
We have an operating lease arrangement for our corporate offices and manufacturing and research operations that extends through 2035.
The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$90	$—
Short-term lease cost (1)	—	64
Variable lease cost (2)	13	—
Total lease cost	$103	$64
(1) Includes amounts related to leases with original terms of 12 months or less and our company has elected the short-term lease exemption.
(2) Includes amounts related to common area maintenance, property taxes and any other lease-related charges that vary based on usage or actual costs and are not included in the operating lease liability.
As of March 31, 2026, the maturities under the operating lease liability were as follows (in thousands):

2026	$249
2027	338
2028	348
2029	359
2030	369
Thereafter	1,875
Total operating lease payments	3,538
Less: imputed interest	(1,100)
Total operating lease liability	$2,438
NOTE 5: STOCK-BASED COMPENSATION
In 2018, our stockholders approved the adoption of the SenesTech, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), which provides for the issuance of stock-based instruments, such as stock options or restricted stock units, to employees or consultants as deemed appropriate. The 2018 Plan has since been amended and restated on certain occasions, most recently on July 11, 2024, when our stockholders approved an increase to the total number of authorized shares to 207,071 shares. As of March 31, 2026, we have 32,268 shares of common stock available for issuance under the 2018 Plan.
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
Contingent Stock Options
On October 15, 2025, the Company’s Board of Directors approved the grant of stock options to purchase up to 420,000 shares of common stock to the Company’s Board members pursuant to a proposed amendment to the 2018 Plan (the “Contingent Stock Options”). The Board has approved an amendment to the 2018 Plan, which has been submitted to the stockholders of the Company for approval at the 2026 annual meeting of stockholders, to increase the number of shares available for issuance thereunder to ensure that the Company has sufficient shares to attract, retain, and motivate key employees and directors.
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
As of March 31, 2026, stockholder approval of the amended 2018 Plan has not been obtained. The Company concluded that a grant date, as defined under ASC 718, Compensation—Stock Compensation had not occurred as of March 31, 2026 because the awards remained contingent upon stockholder approval of the amended 2018 Plan. Accordingly, no stock-based compensation expenses was recognized related to these awards as of March 31, 2026.
Stock Options
The following table presents the outstanding stock option activity:

	Number of Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Three months ended March 31, 2026:
Outstanding as of December 31, 2025	175,578		$20.75	8.8
Granted	—		—	—
Exercised	—		—	—
Forfeited	—		—	—
Expired	(2)		4,104.00	—
Outstanding as of March 31, 2026	175,576	(1)	20.70	8.6
Exercisable as of March 31, 2026	123,085		28.30	8.5
(1) Includes options related to 603 shares that are inducement awards and not granted under the 2018 Plan.

The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$2	$3
Selling, general and administrative	21	88
Total stock-based compensation expense	$23	$91
The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.
As of March 31, 2026, the total compensation cost related to unvested options not yet recognized, unamortized stock-based compensation, was $139,000, which will be recognized over a weighted average period of 1.5 years, assuming the employees and non-employees complete their service period required for vesting.
NOTE 6: STOCKHOLDERS’ EQUITY
Activity in equity during the three month periods ended March 31, 2026 and 2025 was as follows (dollars in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
2026
Balances as of December 31, 2025	5,223,015	$5	$152,043	$(142,480)	$9,568
Stock-based compensation	—	—	23	—	23
Issuance of common stock, net of transaction costs	80,411	—	173	—	173
Net loss	—	—	—	(2,063)	(2,063)
Balances as of March 31, 2026	5,303,426	$5	$152,239	$(144,543)	$7,701
2025
Balances as of December 31, 2024	1,035,893	$1	$138,607	$(136,097)	$2,511
Stock-based compensation	—	—	91	—	91
Issuance of common stock, net of transaction costs	365,319	—	1,066	—	1,066
Issuance of common stock upon exercise of warrants, net of transaction costs	374,718	1	888	—	889
Net loss	—	—	—	(1,665)	(1,665)
Balances as of March 31, 2025	1,775,930	$2	$140,652	$(137,762)	$2,892
In June 2024, we entered into an at-the-market offering arrangement with a sales agent, pursuant to which we may offer and sell, from time to time at our sole discretion, in transactions that are deemed to be “at-the-market” offerings under the Securities Act of 1933, as amended (the “Securities Act”), shares of our common stock (“ATM Facility”). During the three months ended March 31, 2026, we sold 80,411 shares of common stock under this ATM Facility for gross proceeds of $182,000, before deducting offering expenses of $9,000. As of March 31, 2026, there is capacity under the ATM Facility of approximately $7.3 million.

NOTE 7: COMMON STOCK WARRANTS
The following table presents the common stock warrant activity:

Issue Date	Warrant Type	Term Date	Exercise Price	Balance December 31, 2025	Issued	Exercised	Expired	Balance March 31, 2026
October 2020	Dealer Manager	April 2026	$5,174.40	34	—	—	—	34
February 2021	Private Placement Agreement	August 2026	$5,318.40	540	—	—	—	540
February 2021	Dealer Manager	August 2026	$6,835.40	136	—	—	—	136
March 2021	Dealer Manager	March 2026	$6,000.00	60	—	—	(60)	—
November 2022	Dealer Manager	November 2027	$525.00	892	—	—	—	892
April 2023	Series C	October 2028	$194.40	7,142	—	—	—	7,142
April 2023	Dealer Manager	April 2028	$262.50	534	—	—	—	534
August 2023	Dealer Manager	August 2028	$108.04	1,222	—	—	—	1,222
November 2023	Series D	November 2028	$13.00	151,026	—	—	—	151,026
November 2023	Dealer Manager	November 2028	$16.25	28,844	—	—	—	28,844
August 2024	Series F-1	August 2029	$4.35	319,434	—	—	—	319,434
August 2024	Series F-2	February 2026	$4.35	316,852	—	—	(316,852)	—
August 2024	Dealer Manager	August 2029	$5.75	25,275	—	—	—	25,275
March 2025	Dealer Manager	September 2026	$3.625	18,736	—	—	—	18,736
July 2025	Series H	October 2026	$4.15	—	—	—	—	—
July 2025	Dealer Manager	October 2026	$3.781	72,944	—	—	—	72,944
August 2025	Series I	November 2026	$5.25	2,188,308	—	—	—	2,188,308
August 2025	Dealer Manager	November 2026	$5.4219	72,944	—	—	—	72,944
				3,204,923	—	—	(316,912)	2,888,011

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2025	3,204,923	$7.50	1.2
Issued	—	—	—
Exercised	—	—	—
Expired	(316,912)	5.49	—
Outstanding as of March 31, 2026	2,888,011	7.72	1.1

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
The following shares were excluded from the calculation of diluted net loss per share:

	Three Months Ended March 31,
	2026	2025
Common stock warrants	—	—
Stock options	—	2,359
	—	2,359
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
The percentage of revenue attributable to our customers that represented 10% or more of revenue in at least one of the periods presented, was as follows:

	Three Months Ended March 31,
	2026	2025
Customer A	17%	—%
Customer B	10	7
Customer C	—%	31%
The following accounts represented at least 10% of total accounts receivable in at least one of the periods presented:

	March 31, 2026	December 31, 2025
Customer B	29%	9%
Customer D	14	—
Customer E	13	15
Customer F	1	14

NOTE 10: RELATED PARTIES
Related party transactions are conducted in the normal course of business and, unless otherwise noted, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. During the three months ended March 31, 2026, consulting fees of $25,000 were incurred in connection with services provided by Hustle and Flower LLC, of which a member of our board serves as chief executive officer. There were no related party transactions during the three months ended March 31, 2025.
NOTE 11: CONTINGENCIES
In December 2024, Liphatech Inc. (“Liphatech”) commenced an action against us in the United States District Court for the Eastern District of Wisconsin. The complaint alleged, among other things, breach of contract, misappropriation of trade secrets, unfair competition and unjust enrichment. These claims were based on allegations that we misappropriated and utilized proprietary information and trade secrets of Liphatech. The complaint also alleged that we breached a non-disclosure agreement that we had entered into with Liphatech. The complaint sought unspecified damages as well as injunctive relief. In March 2026, the parties to this legal matter have resolved all disputes between them in a manner satisfactory to all involved and the matter was settled. All litigation has been dismissed and cannot be reinstated.
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
NOTE 12: SUBSEQUENT EVENTS
Effective May 6, 2026, Michael Edell was appointed President and Chief Executive Officer succeeding Joel Fruendt. In connection with Mr. Edell’s appointment, he was awarded an option to purchase 263,288 shares of the Company’s stock (the “Option”). The Option is scheduled to vest over a three-year period commencing on May 1 ,2026, with 1/12th of the shares subject to the Option vesting on the last day of each calendar quarter, subject to Mr. Edell’s continuous service through the applicable vesting date. The Option will not be exercisable unless the Company’s stockholders approve an increase in the number of shares reserved for issuance under the SenesTech, Inc. 2018 Equity Incentive Plan.
As previously disclosed, pursuant to a separation agreement between the Company and Mr. Fruendt, subject to the Company’s receipt of an effective release and waiver of claims, Mr. Fruendt will be entitled to receive the following severance compensation and other benefits: (1) cash severance benefits in the form of continuation of his base salary through December 15, 2026 (subject to applicable withholdings); (2) payment or reimbursement of premiums for health insurance coverage until December 31, 2026; and (3) acceleration of the vesting of the stock options held by Mr. Fruendt.
We have evaluated subsequent events from the balance sheet date through May 12, 2026, the date at which the condensed financial statements were issued, and determined that there were no other items that require adjustment to or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed financial statements, related notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026.
Forward-Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
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
These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s, actual results to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A—“Risk Factors” of Part I of our Annual Report on Form 10-K, for the year ended December 31, 2025, filed with the SEC on March 13, 2026, and those contained from time to time in our other filings with the SEC. A number of factors could cause our actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, the following:
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
During 2025, we experienced strong growth in our Evolve product line, which now represents the majority of our total revenue, which has continued into the first quarter of 2026. Sales of Evolve Rat and Evolve Mouse increased across all major distribution channels, led by e-commerce, pest management professionals, and retail expansion. Our products are now available on retailer e-commerce sites, which we view as an important step toward broader brick-and-mortar retail availability.
Our focus remains on achieving sustainable revenue growth while progressing toward profitability. To that end, we continue to emphasize operational efficiency, manufacturing cost efficiencies, and sales channel optimization. Gross margins remain strong, reflecting the favorable economics of our Evolve products and improved manufacturing throughput.
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
Results of Operations
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,		% Increase (Decrease)
	2026	2025
Revenues, net	$493	$485	2%
Cost of sales	155	172	(10)%
Gross profit	338	313	8%
Operating expenses:
Research and development	422	418	1%
Selling, general and administrative	2,035	1,558	31%
Total operating expenses	2,457	1,976	24%
Loss from operations	(2,119)	(1,663)	27%
Interest income (expense), net	56	(2)	(2900)%
Net loss	$(2,063)	$(1,665)	24%
Revenues

	Three Months Ended March 31,
	2026		2025
Evolve	$418	85%	$384	79%
ContraPest	75	15%	101	21%
Revenues, net	$493	100%	$485	100%
Sales, net of sales discounts and promotions, were $493,000 for the first quarter of 2026, compared to $485,000 for the first quarter of 2025. The $8,000 increase was driven by sales of our Evolve product offerings—Evolve Rat and Evolve Mouse (collectively, “Evolve”)—partially offset by a decline in units sold of our existing ContraPest product line.
Evolve, which launched in January 2024 and expanded with variations later that year, is a soft bait containing the active ingredient, cottonseed oil. It represented approximately 85% of first quarter 2026 revenues, compared to 79% in the first quarter of 2025. The increase in Evolve revenues was partially offset by an expected decline in ContraPest sales.

Cost of Sales
Cost of sales consists of costs related to products sold, including scrap and reserves for obsolescence, as well as shipping costs when charged to the customer. Cost of sales was $155,000, or 31.4% of net sales, for the first quarter of 2026, compared to $172,000, or 35.5%, for the first quarter of 2025.
For the foreseeable future, tariffs on foreign countries are not expected to increase our costs, as the majority of our components are sourced domestically.
Gross Profit
Gross profit for the first quarter of 2026 was $338,000, representing a margin of 68.6%, compared to $313,000, or 64.5%, in the first quarter of 2025. The improvement reflects a combination of improved production efficiency and average selling prices.
Research and Development Expenses
Research and development expenses consisted of the following (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
Personnel related (including stock-based compensation)	$256	$253	1%
Facility-related	101	75	35%
Depreciation	30	32	(6)%
Supplies and maintenance	18	20	(10)%
Other	17	38	(55)%
Total	$422	$418	1%
Research and development expenses were $422,000 for the first quarter of 2026, compared to $418,000 for the first quarter of 2025, representing an increase of $4,000.
The slight increase was due to higher facility-related expenses following our move to a new manufacturing site in April 2025, which provides expanded production capacity and corporate office space. This increase was largely offset by savings from ongoing cost-containment efforts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consisted of the following (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
Personnel related (including stock-based compensation)	$907	$712	27%
Professional fees	793	430	84%
Marketing	56	64	(13)%
Insurance	55	50	10%
Licensed software	51	51	—%
Travel and entertainment	47	62	(24)%
Other	126	189	(33)%
Total	$2,035	$1,558	31%
Selling, general and administrative expenses were $2.0 million for the first quarter of 2026, compared to $1.6 million for the first quarter of 2025, representing an increase of $477,000.

The increase was primarily driven by higher professional fees, including $213,000 in legal expenses associated with the settlement of a specific litigation matter and increased general corporate activity. Consulting costs related to marketing efforts also rose due to changes in product packaging and strategy, including a shift toward direct sales on Amazon. Also included in professional fees, board compensation increased as a result of changes in director responsibilities and committee assignments.
Personnel-related costs included $230,000 of severance expense incurred during the first quarter of 2026, as well as executive search fees related to succession planning, partially offset by changes in headcount.
Interest Income (Expense), Net
For the first quarter of 2026, interest income, net was $56,000, consisting of $60,000 in interest income and $4,000 in interest expense. This compares to interest expense, net of $2,000 in the first quarter of 2025, consisting of $3,000 in interest income and $5,000 in interest expense. The increase in interest income in 2026 reflects a higher average balance of cash, cash equivalents and investments compared to the same period in 2025.
Liquidity and Capital Resources
Liquidity
Since our inception, we have incurred operating losses related to our research and development activities and commercialization efforts, with a net loss of $2.1 million for the three months ended March 31, 2026, and we expect these losses to continue for the near future. Although sales of our product have increased over the last three years—20% in 2025, 56% in 2024, and 17% in 2023—we are not yet able to fund operations by product sales alone. We have primarily funded our operations through the sale of equity securities, including common stock and warrants to purchase common stock.
Through March 31, 2026, we received net proceeds of $117.2 million primarily from the sales of our equity securities, including warrant exercises, an aggregate of $8.3 million in product sales and an aggregate of $1.7 million from licensing fees. As of March 31, 2026, cash and cash equivalents and short-term investments were $6.8 million, compared to $8.6 million as of December 31, 2025.
Based on our current operating plan, we expect that our cash and cash equivalents as of March 31, 2026, in combination with anticipated revenue, will be sufficient to fund our current operations into the third quarter of 2027. This estimate assumes continued execution of our current commercialization strategy, planned levels of operating expenses, and no significant changes in working capital requirements.
Our projected cash runway does not assume the receipt of additional capital from equity issuances, debt financings, strategic partnerships, or other external sources. If revenue growth does not occur at anticipated levels, or if expenses exceed current expectations, we may be required to seek additional financing sooner than currently anticipated.
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
In particular, we expect to incur increased expenses as we:
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
Capital Resources
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents, beginning of period	$7,575	$1,307
Net cash provided by (used in):
Operating activities	(1,929)	(1,557)
Investing activities	1,000	(36)
Financing activities	158	1,941
Increase (decrease) in cash and cash equivalents	(771)	348
Cash and cash equivalents, end of period	$6,804	$1,655
Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization and stock-based compensation included in operating results during a given period.
During the three months ended March 31, 2026, operating activities used $1.9 million of cash, resulting from our net loss of $2.1 million and net changes in our operating assets and liabilities of $73,000, partially offset by net non-cash charges of $61,000, consisting primarily of stock-based compensation, depreciation and amortization and operating lease expenses. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our continued efforts to commercialize our products, combined with research and development costs related to our continued efforts on formulations of new products and improvements to existing products. Net cash provided by changes in our operating assets and liabilities consisted of a net increase in accounts payable and accrued expenses of $142,000 and a decrease in accounts receivable of $32,000, partially offset by increases in prepaid expenses of $40,000 and inventory of $54,000.
During the three months ended March 31, 2025, operating activities used $1.6 million of cash, resulting from our net loss of $1.7 million and net changes in our operating assets and liabilities of $22,000, partially offset by non-cash charges of $130,000, consisting primarily of stock-based compensation and depreciation and amortization expense. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our efforts to commercialize our products, combined with costs related to our research and development efforts. Net cash used by changes in our operating assets and liabilities consisted primarily of an increase in accounts receivable of $163,000 and a decrease in accounts payable accrued expenses of $19,000, partially offset by decreases in prepaid expenses of $119,000 and inventory of $41,000.

Cash Flows from Investing Activities—Cash flows used in investing activities consist of held-to-maturity investment transactions and purchases of property and equipment. For the three months ended March 31, 2026, cash provided by investing activities consisted of the maturity of a held-to-maturity investment totaling $1.0 million compared to cash used in investing activities related to property and equipment purchases of $36,000 in the same period of 2025.
Cash Flows from Financing Activities—Financing activities provide cash for both day-to-day operations and capital requirements as needed. During the three months ended March 31, 2026, net cash provided by financing activities consisted of net proceeds received from the issuance of common stock under our ATM Facility of $173,000, partially offset by repayments on notes payable of $15,000. During the three months ended March 31, 2025, net cash provided by financing activities consisted of net proceeds received from the issuance of common stock under our ATM Facility of $1.1 million and from the exercise of warrants of $889,000, partially offset by the repayment of notes payable of $14,000.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be a party to certain legal proceedings, incidental to the normal course of business. For information regarding legal proceedings in which we are involved, see Note 11, Contingencies, in our Notes to Condensed Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to our risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026.
Item 5. Other Information
During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
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

SENESTECH, INC.

Date: May 12, 2026	By:	/s/ Michael Edell
Michael Edell
President and Chief Executive Officer

Date: May 12, 2026	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Executive Vice President, Chief Financial Officer, Treasurer and Secretary