Form 10-Q
period 2026-06-30
SenesTech, Inc.
filed 2026-08-06
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of August 4, 2026: 5,423,542

SENESTECH, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SENESTECH, INC.
CONDENSED BALANCE SHEETS
(In thousands, except shares and per share data)

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,080	$7,575
Short-term investments	—	994
Accounts receivable, net	361	201
Inventory	969	994
Prepaid expenses and other current assets	373	297
Total current assets	6,783	10,061
Right to use asset, operating lease	2,253	2,336
Property and equipment, net	348	410
Other noncurrent assets	36	36
Total assets	$9,420	$12,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$314	$183
Accrued expenses	464	383
Current portion of operating lease liability	146	139
Current portion of notes payable	65	61
Deferred revenue	12	32
Total current liabilities	1,001	798
Operating lease liability, less current portion	2,257	2,332
Notes payable, less current portion	111	145
Total liabilities	3,369	3,275
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,303,426 and 5,223,015 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	152,421	152,043
Accumulated deficit	(146,375)	(142,480)
Total stockholders’ equity	6,051	9,568
Total liabilities and stockholders’ equity	$9,420	$12,843
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net	$770	$625	$1,263	$1,110
Cost of sales	203	216	358	388
Gross profit	567	409	905	722
Operating expenses:
Research and development	377	427	799	845
Selling, general and administrative	2,052	1,596	4,087	3,154
Total operating expenses	2,429	2,023	4,886	3,999
Loss from operations	(1,862)	(1,614)	(3,981)	(3,277)
Interest income (expense):
Interest income	35	4	95	7
Interest expense	(5)	(6)	(9)	(11)
Interest income (expense), net	30	(2)	86	(4)
Net loss and comprehensive loss	$(1,832)	$(1,616)	$(3,895)	$(3,281)
Weighted average shares outstanding - basic and diluted	5,303,426	1,854,531	5,283,681	1,578,783
Net loss per share - basic and diluted	$(0.35)	$(0.87)	$(0.74)	$(2.08)
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,895)	$(3,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62	74
Stock-based compensation	205	181
Operating lease	15	38
Bad debt expense	—	6
Accretion of interest on held-to-maturity investments	(6)	—
Changes in operating assets and liabilities:
Accounts receivable	(160)	(141)
Prepaid expenses and other current assets	(76)	139
Inventory	25	83
Accounts payable	131	(92)
Accrued expenses	81	286
Deferred revenue	(20)	—
Net cash used in operating activities	(3,638)	(2,707)

Cash flows from investing activities:
Maturity of held-to-maturity investment	1,000	—
Purchase of property and equipment	—	(83)
Net cash provided by (used in) investing activities	1,000	(83)

Cash flows from financing activities:
Proceeds from the exercise of warrants, net	—	4,860
Proceeds from issuances of common stock, net	173	2,706
Repayments of notes payable	(30)	(28)
Net cash provided by financing activities	143	7,538

Increase (decrease) in cash and cash equivalents	(2,495)	4,748
Cash and cash equivalents, beginning of period	7,575	1,307
Cash and cash equivalents, end of period	$5,080	$6,055

Supplemental cash flow information is as follows:
Interest paid	$4	$11
Income taxes paid	$—	$—
Non-cash investing and financing activities:
Operating lease entered into for right-to-use asset	$—	$2,439
See accompanying notes to condensed financial statements.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Nature of Business
SenesTech, Inc. (subsequently referred to in this report as “we,” “us,” “our,” or “our company”) was incorporated in the state of Nevada in July 2004. In November 2015, we reincorporated in the state of Delaware. Our corporate headquarters and manufacturing site are in Surprise, Arizona. We have developed and are commercializing products for managing animal pest populations through fertility control. Our current products focus on rat and mouse populations, and are known as ContraPest®, Evolve® Rat and Evolve Mouse, under the brand family Rodent Birth ControlTM.
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
ContraPest is registered in all 50 states and the District of Columbia (49 states and the District of Columbia have approved the restricted use pesticide designation) and the U.S. Virgin Islands.
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
Evolve Rat meets the U.S. Environmental Protection Agency’s (“EPA’s”) minimum risk pesticide conditions under Section 25(b) of the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”). Due to its classification, Evolve Rat is exempt from federal registration because it poses little to no risk to human health and the environment. Evolve Rat is also formulated using acceptable food-based ingredients that are exempt from the requirement of a tolerance under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), supporting its use in agricultural applications. There are 10 states that accept the federal exemption for pesticide registration and require no additional determination or approval. In states that do not accept the federal exemption, we must obtain registration from the various state agencies. We are authorized to sell Evolve Rat in 47 states and territories.
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
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses related to our research and development and commercialization efforts and we expect these losses to continue in the near term. We have not generated sufficient revenue to date from product sales to cover operating expenses and have primarily funded our operations through the sale of equity securities, including common stock and warrants to purchase common stock. As of June 30, 2026, we had an accumulated deficit of $146.4 million and cash and cash equivalents of $5.1 million.
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

Based upon our current operating plan, we expect that our cash and cash equivalents at June 30, 2026, in combination with anticipated revenue, will be sufficient to fund our current operations through the end of the first quarter of fiscal 2027. Because that period is less than one year from the date these financial statements are issued, management evaluated our ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern. Management's plans include growing revenue, managing operating expenses, and raising additional capital, including through sales of equity securities under our ATM Facility, and management believes these plans alleviate the substantial doubt that would otherwise exist regarding the Company’s ability to continue as a going concern. While we have evaluated and continue to evaluate our operating expenses and have focused our resources on the successful commercialization of fertility control products in the United States, additional financing will be needed in order to fund our operating losses before achieving our revenue and margin targets and becoming profitable and generating positive cash flows. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate our commercialization and development efforts, sell certain assets, or discontinue operations, or we may be required to take other measures that could impair our ability to be successful and operate as a going concern.
Condensed Financial Statements
Our accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2026, and our operating results and cash flows for the six month periods ended June 30, 2026 and 2025. The accompanying financial information as of December 31, 2025 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments require additional disclosures in the notes to the financial statements that disaggregate certain expense captions presented on the face of the income statement. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted.
The Company is currently evaluating the disclosure requirements of the new guidance and any related changes to its financial reporting processes. Because the amendments affect disclosure only, the Company does not expect adoption of ASU 2024-03 to have a material impact on its financial position, results of operations, or cash flows, although adoption is expected to result in additional disclosures in the notes to its financial statements.
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
Advertising Costs
Advertising costs are expensed as incurred and were $42,000 and $34,000 for the three months ended June 30, 2026 and 2025, respectively, and $65,000 and $57,000 for the six months ended June 30, 2026 and 2025, respectively.

Comprehensive Loss
We have no other comprehensive income items for the periods presented. As a result, our net loss and comprehensive loss were the same for the periods presented, and a separate statement of comprehensive loss is not included in the accompanying condensed financial statements.
NOTE 2: BALANCE SHEET COMPONENTS
Cash and Cash Equivalents
Highly liquid investments with maturities of three months or less as of the date of acquisition are classified as cash equivalents, of which we had $4.9 million and $7.1 million as of June 30, 2026 and December 31, 2025, respectively, included within cash and cash equivalents in the condensed balance sheets.
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
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable	$363	$219
Allowance for uncollectible accounts	(2)	(18)
Accounts receivable, net	$361	$201
The following was the activity in the allowance for uncollectible accounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance as of beginning of period	$8	$4	$18	$4
Increase in provision	—	6	5	6
Amounts written off, less recoveries	(6)	—	(21)	—
Balance as of end of period	$2	$10	$2	$10
Inventory
Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$719	$726
Work in progress	1	—
Finished goods	249	268
Total inventory	$969	$994

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Software licenses	$76	$127
Equity offering costs	134	29
Insurance	55	47
Rent	32	32
Marketing programs and conferences	12	25
Professional services	15	14
Other	49	23
Total prepaid expenses and other current assets	$373	$297
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Research and development equipment	$1,291	$1,291
Office and computer equipment	84	84
Autos	54	54
Furniture and fixtures	47	47
Leasehold improvements	105	105
Total in service	1,581	1,581
Accumulated depreciation and amortization	(1,233)	(1,171)
Property and equipment, net	$348	$410
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Compensation and related benefits	$450	$313
Legal and consulting professional services	3	66
Product warranty and other	11	4
Total accrued expenses	$464	$383
Notes Payable
We have financing arrangements related to the purchase of certain equipment. The notes payable for that certain equipment have a weighted average annual interest rate of 10.4% with original terms of five years and are secured by the underlying equipment.

As of June 30, 2026, future principal payments were as follows (in thousands):

2026	$31
2027	68
2028	65
2029	12
Total principal payments	176
Less: current portion of notes payable	(65)
Notes payable, less current portion	$111
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
NOTE 4: LEASES
We have an operating lease arrangement for our corporate offices and manufacturing and research operations that extends through 2035.
The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$90	$70	$180	$70
Short-term lease cost (1)	1	52	1	116
Variable lease cost (2)	14	11	27	11
Total lease cost	$105	$133	$208	$197
(1) Includes amounts related to leases with original terms of 12 months or less and our company has elected the short-term lease exemption.
(2) Includes amounts related to common area maintenance, property taxes and any other lease-related charges that vary based on usage or actual costs and are not included in the operating lease liability.
As of June 30, 2026, the maturities under the operating lease liability were as follows (in thousands):

2026	$166
2027	338
2028	348
2029	359
2030	369
Thereafter	1,875
Total operating lease payments	3,455
Less: imputed interest	(1,052)
Total operating lease liability	$2,403
NOTE 5: STOCK-BASED COMPENSATION
In 2018, our stockholders approved the adoption of the SenesTech, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), which provides for the issuance of stock-based instruments, such as stock options or restricted stock units, to employees or consultants as deemed appropriate. The 2018 Plan has since been amended and restated on certain occasions, most recently on June 9, 2026, when our stockholders approved an increase to the total number of authorized shares to 1,407,071 shares. As of June 30, 2026, we have 189,120 shares of common stock available for issuance under the 2018 Plan.
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
Contingent Stock Options
On October 15, 2025, the Company’s Board of Directors (the “Board”) approved the grant of stock options to purchase up to 420,000 shares of common stock to the Board members pursuant to a proposed amendment to the 2018 Plan (the “Contingent Stock Options”). The Board approved an amendment to the 2018 Plan, which was submitted to the stockholders of the Company for approval at the 2026 annual meeting of stockholders, to increase the number of shares available for issuance thereunder to ensure that the Company has sufficient shares to attract, retain, and motivate key employees and directors. In May 2026, prior to the 2026 annual meeting of stockholders, the Contingent Stock Options were voluntarily forfeited by each recipient.
The terms of the cancelled Contingent Stock Options included an exercise price of $4.05 per share, vesting in four equal installments of 25% on each of January 15, 2026, April 15, 2026, July 15, 2026, and October 15, 2026, and a contractual term expiring October 15, 2035. The grants were contingent upon stockholder approval of the amended 2018 Plan by October 15, 2026. If such approval was not obtained by that date, the Contingent Stock Options would be rescinded, terminated, and deemed void ab initio, as if the grant had never occurred.
Because a grant date, as defined in ASC 718, Compensation—Stock Compensation, would not have occurred unless and until the stockholders approved the amendment to the 2018 Plan, and because each recipient voluntarily forfeited the Contingent Stock Options, which were immediately canceled by the Company prior to the stockholder vote, no grant date was established and, accordingly, no stock-based compensation expense was recognized with respect to these awards.
Stock Options
The following table presents the outstanding stock option activity:

	Number of Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2025	175,578		20.75	8.8
Granted	1,053,288		1.61	9.9
Exercised	—		—	—
Forfeited	(10,002)		3.36	—
Expired	(140)		3,985.71	—
Outstanding as of June 30, 2026	1,218,724	(1)	3.89	9.3
Exercisable as of June 30, 2026	171,312		17.72	5.6
(1) Includes options related to 603 shares that are inducement awards and not granted under the 2018 Plan.

The weighted average grant date fair value of options granted during the three- and six-month periods ended June 30, 2026 was $1.38 per share based on the following assumptions used in the Black-Scholes option pricing model:

Expected volatility	116%
Expected dividend yield	—
Expected term (in years)	5.9 years
Risk-free interest rate	4.2%
The expected volatility assumption is based on the calculated volatility of our common stock at the date of grant based on historical prices over the most recent period commensurate with the term of the award. The expected dividend yield assumption is based on our history and expected dividend payouts: we have not paid, and do not expect to pay dividends. The expected term assumption is calculated based on the mid-point between the vesting date and the end of the contractual term according to the simplified method as described in SEC Staff Accounting Bulletin 110 because we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate assumption is determined using the U.S. treasury yields for bonds with a maturity commensurate with the term of the award.
The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$5	$3	$7	$6
Selling, general and administrative	177	87	198	175
Total stock-based compensation expense	$182	$90	$205	$181
The allocation between research and development and selling, general and administrative expense was based on the department and services performed by the employee or non-employee.
As of June 30, 2026, the total compensation cost related to unvested options not yet recognized, unamortized stock-based compensation, was $1.4 million, which will be recognized over a weighted average period of 1.7 years, assuming the service period required for vesting is met.

NOTE 6: STOCKHOLDERS’ EQUITY
Activity in equity during the three- and six-month periods ended June 30, 2026 and 2025 was as follows (dollars in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
2026
Balances as of December 31, 2025	5,223,015	$5	$152,043	$(142,480)	$9,568
Stock-based compensation	—	—	23	—	23
Issuance of common stock, net of transaction costs	80,411	—	173	—	173
Net loss	—	—	—	(2,063)	(2,063)
Balances as of March 31, 2026	5,303,426	5	152,239	(144,543)	7,701
Stock-based compensation	—	—	182	—	182
Net loss	—	—	—	(1,832)	(1,832)
Balances as of June 30, 2026	5,303,426	$5	$152,421	$(146,375)	$6,051
2025
Balances as of December 31, 2024	1,035,893	$1	$138,607	$(136,097)	$2,511
Stock-based compensation	—	—	91	—	91
Issuance of common stock, net of transaction costs	365,319	—	1,066	—	1,066
Issuance of common stock upon exercise of warrants, net of transaction costs	374,718	1	888	—	889
Net loss	—	—	—	(1,665)	(1,665)
Balances as of March 31, 2025	1,775,930	2	140,652	(137,762)	2,892
Stock-based compensation	—	—	90	—	90
Issuance of common stock, net of transaction costs	489,341	1	1,639	—	1,640
Issuance of common stock upon exercise of warrants, net of transaction costs	1,498,872	1	3,970	—	3,971
Net loss	—	—	—	(1,616)	(1,616)
Balances as of June 30, 2025	3,764,143	$4	$146,351	$(139,378)	$6,977
In June 2024, we entered into an at-the-market offering arrangement with a sales agent, pursuant to which we may offer and sell, from time to time at our sole discretion, in transactions that are deemed to be “at-the-market” offerings under the Securities Act of 1933, as amended (the “Securities Act”), shares of our common stock (“ATM Facility”). During the six months ended June 30, 2026, we have sold 80,411 shares of common stock under this ATM Facility for gross proceeds of $182,000, before deducting offering expenses of $9,000. As of June 30, 2026, there is capacity under the ATM Facility of approximately $7.3 million.

NOTE 7: COMMON STOCK WARRANTS
The following table presents the common stock warrant activity:

Issue Date	Warrant Type	Term Date	Exercise Price	Balance December 31, 2025	Issued	Exercised	Expired	Balance June 30, 2026
October 2020	Dealer Manager	April 2026	$5,174.40	34	—	—	(34)	—
February 2021	Private Placement Agreement	August 2026	5,318.40	540	—	—	—	540
February 2021	Dealer Manager	August 2026	6,835.40	136	—	—	—	136
March 2021	Dealer Manager	March 2026	6,000.00	60	—	—	(60)	—
November 2022	Dealer Manager	November 2027	525.00	892	—	—	—	892
April 2023	Series C	October 2028	194.40	7,142	—	—	—	7,142
April 2023	Dealer Manager	April 2028	262.50	534	—	—	—	534
August 2023	Dealer Manager	August 2028	108.04	1,222	—	—	—	1,222
November 2023	Series D	November 2028	13.00	151,026	—	—	—	151,026
November 2023	Dealer Manager	November 2028	16.25	28,844	—	—	—	28,844
August 2024	Series F-1	August 2029	4.35	319,434	—	—	—	319,434
August 2024	Series F-2	February 2026	4.35	316,852	—	—	(316,852)	—
August 2024	Dealer Manager	August 2029	5.75	25,275	—	—	—	25,275
March 2025	Dealer Manager	September 2026	3.625	18,736	—	—	—	18,736
July 2025	Dealer Manager	October 2026	3.781	72,944	—	—	—	72,944
August 2025	Series I	November 2026	5.25	2,188,308	—	—	—	2,188,308
August 2025	Dealer Manager	November 2026	5.4219	72,944	—	—	—	72,944
				3,204,923	—	—	(316,946)	2,887,977

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2025	3,204,923	$7.50	1.2
Issued	—	—	—
Exercised	—	—	—
Expired	(316,946)	6.04	—
Outstanding as of June 30, 2026	2,887,977	7.66	0.9

NOTE 8: LOSS PER SHARE
Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, including any prefunded warrants and shares held in abeyance from the date of issuance. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding used in the basic loss per share calculation, adjusted for the effect of potentially dilutive securities outstanding during the period, as determined using the treasury stock method, if dilutive.
For all periods presented, the Company incurred net losses. As a result, all potentially dilutive securities, including stock options and warrants, were excluded from the computation of diluted loss per share because their inclusion would have been anti-dilutive. Accordingly, basic and diluted loss per share were the same for each period presented.
The following potentially dilutive securities outstanding were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive:

	June 30,
	2026	2025
Common stock warrants	2,887,977	2,402,603
Stock options	1,218,724	175,662
	4,106,701	2,578,265
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
The percentage of revenue attributable to our customers that represented 10% or more of revenue in at least one of the periods presented, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amazon	45%	—%	32%	—%
Customer A	2	30	1	30
Amazon’s concentration reflects the Company’s sales through Amazon’s marketplace, where Amazon serves as the settlement counterparty for a large volume of individual consumer transactions. Accordingly, this concentration does not reflect dependence on a single end customer but rather the aggregation of numerous consumer purchases.

The following accounts represented at least 10% of total accounts receivable in at least one of the periods presented:

	June 30, 2026	December 31, 2025
Amazon	56%	—%
Customer B	13	14
Customer C	5	15
While Amazon represented approximately 56% of accounts receivable at June 30, 2026, the Company believes the related credit risk is limited. Amounts due from Amazon arise from a high volume of direct-to-consumer transactions that are settled under Amazon’s standard payment terms, with collections occurring on a frequent and predictable basis. As a result, the quarter-end receivable balance primarily reflects the timing of routine settlement activity rather than extended customer credit exposure. Accordingly, management does not believe the increased concentration results in a material increase in collection risk.
Although increased sales through Amazon increase the concentration of accounts receivable at period end, management believes the related collection risk is limited due to Amazon’s established settlement process. The Company continues to diversify its revenue through its own direct-to-consumer website, distributor relationships, and other sales channels and therefore does not believe the quarter-end receivable concentration is indicative of undue customer credit risk.
NOTE 10: RELATED PARTIES
Related party transactions are conducted in the normal course of business and, unless otherwise noted, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. During the three and six month periods ended June 30, 2026, consulting fees of $25,000 and $42,000, respectively, were incurred in connection with services provided by Hustle and Flower LLC, of which a member of our Board serves as chief executive officer. Such services were reviewed and approved by the Audit Committee pursuant to its charter and the Company’s related party transaction policy as applicable. There were no related party transactions during the three and six month periods ended June 30, 2025.
NOTE 11: CONTINGENCIES
In December 2024, Liphatech Inc. (“Liphatech”) commenced an action against us in the United States District Court for the Eastern District of Wisconsin. The complaint alleged, among other things, breach of contract, misappropriation of trade secrets, unfair competition and unjust enrichment. These claims were based on allegations that we misappropriated and utilized proprietary information and trade secrets of Liphatech. The complaint also alleged that we breached a non-disclosure agreement that we had entered into with Liphatech. The complaint sought unspecified damages as well as injunctive relief. In March 2026, the parties to this legal matter resolved all disputes between them in a manner satisfactory to all involved and the matter was settled. All litigation has been dismissed and cannot be reinstated.
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
NOTE 12: SUBSEQUENT EVENTS
Since June 30, 2026, we have issued 120,116 shares of common stock pursuant to the ATM Facility for gross proceeds of $182,000.
We have evaluated subsequent events from the balance sheet date through August 5, 2026, the date at which the condensed financial statements were issued, and determined that there were no other items that require adjustment to or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed financial statements and related notes included in this Quarterly Report of Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026.
Forward-Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
•our commercialization strategy, and its related priorities and anticipated benefits;
•the benefits expected from our assessment and implementation services;
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

•our estimates or expectations related to our revenue, cash flow, expenses, capital requirements and need for additional financing; and
•our future financial performance, including our ability to fund operations.
These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s, actual results to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A—“Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026, and those contained from time to time in our other filings with the SEC. A number of factors could cause our actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others, the following:
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
Overview
Over the past year, SenesTech has transformed from a research-focused organization into a revenue-driven company with a strategy focused on the commercialization of its proprietary pest management technologies for managing animal pest populations through fertility control. Our current product offerings are focused on rat and mouse population management and consist of Evolve Rat, Evolve Mouse (collectively, “Evolve”), and ContraPest.
Our strategy is centered on three priorities: (i) strengthening our e-commerce business to build the Evolve brand, educate the market, and establish credibility for a new category of pest management products; (ii) expanding our direct business-to-business (“B2B”) operations through a professional sales organization focused on targeted vertical markets for both Evolve and ContraPest; and (iii) increasing our market opportunity through strategic partnerships, new products, and value-added services.
During the quarter ended June 30, 2026, we continued to make meaningful progress executing this strategy. We completed the transition of our Amazon and Shopify operations to our direct management, improved gross margins, increased the contribution of Evolve to overall revenue, and continued to expand our commercial infrastructure across multiple sales channels. We believe these operational milestones demonstrate continued execution against our commercialization strategy and position the Company for potential future growth.
We initially prioritized our e-commerce business by bringing our Amazon and Shopify operations under direct management, providing greater control over pricing, merchandising, customer relationships, and the overall customer experience. We believe these capabilities not only improve margins but also generate valuable customer insights, strengthen brand loyalty, and enhance our ability to drive recurring revenue through subscriptions and repeat purchases. As consumer awareness and adoption continue to grow, we believe our expanding base of customer reviews, subscriptions, and brand recognition will also support broader commercial adoption of our products.
Building on this foundation, we are expanding our B2B business with a disciplined, vertical-market sales strategy targeting opportunities across commercial, government, pest management, agribusiness, retail, ecommerce, zoo and sanctuary, and international markets. Our ongoing commercialization investments—including expanding our professional sales organization, developing industry-specific sales materials, and creating value propositions and return-on-investment models—are designed to accelerate customer acquisition, deepen customer relationships, and support revenue growth across multiple end markets. These investments are distinct from one-time transition and leadership-related costs incurred during the year and reflect our long-term commitment to building a scalable commercial organization.
In addition to product sales, we are developing assessment and implementation services that leverage proprietary AI technology, field data, and professional expertise to help B2B customers evaluate pest populations, optimize product deployment, and measure treatment effectiveness. We believe these value-added services create incremental revenue opportunities, strengthen customer relationships, and further differentiate SenesTech in the marketplace by expanding our role beyond product sales to become a strategic pest management partner.
Management evaluates the progress of our commercialization strategy using several operating and financial indicators that we believe reflect the development of a scalable commercial business. These include growth in Evolve revenue, the mix of revenue generated through our direct-to-consumer channel, gross margin performance, repeat purchases and subscription activity, expansion of customer relationships across targeted commercial and government verticals, and adoption of our products and services by new customers. While these indicators may fluctuate from period to period, management believes that sustained improvement across these measures will lead to increasing market acceptance of our products and demonstrate continued execution of our commercialization strategy.
We believe our integrated strategy of building consumer awareness, expanding commercial sales, and offering differentiated products and services positions the Company for sustainable long-term growth. The operational progress achieved during the quarter, combined with our continued commercialization investments, reinforces our confidence that we are executing our strategy as planned while creating opportunities for future revenue growth and margin expansion.

Results of Operations
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2026	2025		2026	2025
Revenues, net	$770	$625	23%	$1,263	$1,110	14%
Cost of sales	203	216	(6)%	358	388	(8)%
Gross profit	567	409	39%	905	722	25%
Operating expenses:
Research and development	377	427	(12)%	799	845	(5)%
Selling, general and administrative	2,052	1,596	29%	4,087	3,154	30%
Total operating expenses	2,429	2,023	20%	4,886	3,999	22%
Loss from operations	(1,862)	(1,614)	15%	(3,981)	(3,277)	21%
Interest income (expense), net	30	(2)	*	86	(4)	*
Net loss	$(1,832)	$(1,616)	13%	$(3,895)	$(3,281)	19%

* Not applicable.
Revenues

	Three Months Ended June 30,						Six Months Ended June 30,
	2026		2025		Change		2026		2025		Change
By product line:
Evolve	$662	86%	$520	83%	$142	27%	$1,079	85%	$903	81%	$176	19%
ContraPest	108	14%	105	17%	3	3%	184	15%	207	19%	(23)	(11)%
	$770	100%	$625	100%	$145	23%	$1,263	100%	$1,110	100%	$153	14%

By sales channel:
E-commerce	$511	66%	$167	27%	$344	206%	$689	55%	$304	27%	$385	127%
B2B	259	34%	458	73%	(199)	(43)%	574	45%	806	73%	(232)	(29)%
	$770	100%	$625	100%	$145	23%	$1,263	100%	$1,110	100%	$153	14%
Sales, net of sales discounts and promotions, were $770,000 for the second quarter of 2026, compared to $625,000 for the second quarter of 2025. The $145,000 increase was primarily driven by higher sales of our Evolve product offerings, reflecting continued growth in our e-commerce sales channels. Evolve represented approximately 86% of second quarter 2026 revenues, compared to 83% in the second quarter of 2025, reflecting the continued shift in our product mix toward Evolve and, correspondingly, a greater proportion of revenues generated through our e-commerce sales channel.
Sales, net of sales discounts and promotions, were $1.3 million for the six months ended June 30, 2026, compared to $1.1 million for the same period of 2025. The $153,000 increase was primarily driven by higher sales volume of Evolve, supported by continued growth in our e-commerce sales channel. Evolve represented approximately 85% of revenues for the six months ended June 30, 2026, compared to 81% in the same period of 2025, reflecting the continued shift in our product mix toward Evolve. The increase in Evolve sales was partially offset by lower ContraPest sales, which primarily occur through our B2B sales channel, resulting in an overall shift in our revenue mix toward e-commerce during the period. B2B sales were also impacted by personnel turnover within our sales and marketing organizations during the first half of 2026. With the transition complete, we expect an increase in B2B sales, including increased ContraPest sales.

Cost of Sales
Cost of sales consists of costs related to products sold, including scrap and any reserves for obsolescence, as well as shipping costs when charged to the customer. Cost of sales was $203,000, or 26.4% of net sales, for the second quarter of 2026, compared to $216,000, or 34.6%, for the second quarter of 2025. Cost of sales was $358,000, or 28.3% of net sales, for the six months ended June 30, 2026, compared to $388,000, or 35.0%, for the same period of 2025.
Gross Profit
Gross profit for the second quarter of 2026 was $567,000, representing a margin of 73.6%, compared to $409,000, or 65.4%, in the second quarter of 2025. Gross profit improved primarily as a result of the transition to selling directly on Amazon, which began in February 2026 and was completed during the second quarter. Selling directly allows the Company to realize a higher selling price per unit than under the prior third-party distributor arrangement, and the resulting increase in gross profit more than offsets the marketplace fees, commissions and other operating costs now recorded in selling, general and administrative expenses.
Gross profit for the six months ended June 30, 2026 was $905,000, representing a margin of 71.7%, compared to $722,000, or 65.0%, for the same period of 2025. The improvement reflects the same factors affecting the quarterly comparison and demonstrates continued progress in the execution of our commercialization strategy.
Research and Development Expenses
Research and development expenses consisted of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change		2026	2025	Change
Personnel related (including stock-based compensation)	$206	$219	$(13)	(6)%	$462	$472	$(10)	(2)%
Facility-related	105	131	(26)	(20)%	206	206	—	—%
Depreciation	30	29	1	3%	60	61	(1)	(2)%
Supplies and maintenance	16	22	(6)	(27)%	34	42	(8)	(19)%
Other	20	26	(6)	(23)%	37	64	(27)	(42)%
Total	$377	$427	$(50)	(12)%	$799	$845	$(46)	(5)%
Research and development expenses were $377,000 for the second quarter of 2026, compared to $427,000 for the second quarter of 2025, representing a decrease of $50,000. Research and development expenses were $799,000 for the six months ended June 30, 2026, compared to $845,000 during the same period of 2025, representing a decrease of $46,000.
The quarterly decrease was primarily attributable to higher facility-related expenses incurred during the second quarter of 2025 in connection with our April 2025 relocation to a new manufacturing site. During the transition, we incurred costs associated with operating both the former and new facilities concurrently.
For the six months ended June 30, 2026, the decrease was primarily due to lower other and personnel-related costs, reflecting the benefits of the Company’s ongoing cost-containment efforts. Facility-related expenses were comparable to the prior year period, as higher facility costs incurred in 2026 were offset by incremental costs incurred in 2025 related to the transition in manufacturing facilities.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consisted of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change		2026	2025	Change
Personnel related (including stock-based compensation)	$902	$614	$288	47%	$1,779	$1,326	$453	34%
Professional fees	777	512	265	52%	1,600	942	658	70%
Marketing	55	64	(9)	(14)%	111	128	(17)	(13)%
Insurance	52	47	5	11%	107	97	10	10%
Licensed software	50	45	5	11%	101	96	5	5%
Retailer and third party fees and commissions	76	—	76	*	76	—	76	*
Travel and entertainment	14	32	(18)	(56)%	61	94	(33)	(35)%
Franchise fees	42	146	(104)	(71)%	42	146	(104)	(71)%
Other	84	136	(52)	(38)%	210	325	(115)	(35)%
Total	$2,052	$1,596	$456	29%	$4,087	$3,154	$933	30%

* - Not applicable.
Selling, general and administrative expenses were $2.1 million for the second quarter of 2026, compared to $1.6 million for the second quarter of 2025, representing an increase of $456,000.
The overall increase in selling, general and administrative expenses for the quarter reflects a combination of non-recurring leadership succession costs, strategic investments in sales and marketing initiatives, and transitional and incremental costs associated with bringing the Company’s Amazon business in-house. Leadership succession costs totaling approximately $303,000 are not expected to recur, while the consulting and transition-related costs are expected to moderate as the Company reduces reliance on consultants that supported personnel transitions within the sales and marketing organizations and the completion of strategic initiatives.
Personnel-related costs increased primarily due to leadership succession activities and included $273,000 of severance costs, which are not expected to recur.
Professional fees increased by $265,000, including $122,000 of higher board compensation resulting from an increase in the number of Board members and changes in director compensation rates, responsibilities, and committee assignments, and $30,000 of executive search expenses associated with leadership succession. Consulting fees also increased approximately $118,000 to support the sales and marketing organizations during personnel transitions and to advance strategic sales and marketing initiatives, including product packaging redesign, marketing strategy development, and the transition to direct sales on Amazon. As the personnel transitions within the sales and marketing organizations and these strategic initiatives have largely been completed, we expect consulting costs to moderate in the coming quarters.
We also incurred approximately $76,000 of incremental operating costs associated with bringing third-party marketplace management, including Amazon, in-house. These costs, which were not incurred in the prior-year period, primarily reflect the economics of selling directly on Amazon rather than through a third-party distributor. Selling directly enables the Company to realize a higher selling price and a higher gross profit per unit, which more than offsets the marketplace fees, commissions and other operating costs the Company now bears directly. The transition to direct management of our Amazon business, which began in February 2026 and was completed during the second quarter, provides greater control over pricing, merchandising, customer relationships and the overall customer experience while positioning the Company to sustain healthy margins, strengthen customer engagement, and capture valuable customer insights that support future revenue growth.
These increases were partially offset by lower franchise fees and other operating costs resulting from our ongoing cost-containment efforts.

Selling, general and administrative expenses were $4.1 million for the six months ended June 30, 2026, compared to $3.2 million for the same period of 2025, representing an increase of $933,000.
The overall increase in selling, general and administrative expenses for the six-month period reflects a combination of non-recurring leadership succession costs, legal-related costs, strategic investments in sales and marketing initiatives, and transitional and incremental costs associated with bringing our Amazon business in-house. Leadership succession costs and legal costs related to a specific matter and transition totaling approximately $780,000 are not expected to recur, while the consulting and transition-related costs are expected to moderate as the Company reduces reliance on consultants that supported personnel transitions within the sales and marketing organizations and the completion of strategic initiatives.
Personnel-related costs increased primarily due to leadership succession activities and included $503,000 of severance costs, which are not expected to recur.
Professional fees increased by $658,000, including $241,000 of higher legal fees driven by the settlement of a specific legal matter and succession and transition activity, $201,000 of higher board compensation resulting from an increase in the number of Board members and changes in director compensation rates, responsibilities, and committee assignments, and $60,000 of executive search expenses associated with leadership succession. Consulting fees also increased approximately $146,000 to support the sales and marketing organizations during personnel transitions and to advance strategic sales and marketing initiatives, including product packaging redesign, marketing strategy development, and the transition to direct sales on Amazon. As the personnel transitions within the sales and marketing organizations and these strategic initiatives have largely been completed, we expect consulting costs to moderate in the coming quarters.
We also incurred approximately $76,000 of incremental operating costs associated with bringing third-party marketplace management, including Amazon, in-house, as discussed above.
These increases were partially offset by lower franchise fees and other operating costs resulting from our ongoing cost-containment efforts.
Interest Income (Expense), Net
For the second quarter of 2026, interest income, net was $30,000, consisting of $35,000 in interest income and $5,000 in interest expense. This compares to interest expense, net of $2,000 in the second quarter of 2025, consisting of $6,000 in interest expense and $4,000 in interest income. The increase in interest income in 2026 reflects a higher average balance of cash, cash equivalents and investments compared to the same period in 2025.
For the six months ended June 30, 2026, interest income, net was $86,000, consisting of $95,000 in interest income and $9,000 in interest expense. This compares to interest expense, net of $4,000, consisting of $11,000 in interest expense and $7,000 in interest income. The increase in interest income in 2026 reflects a higher average balance of cash, cash equivalents and investments compared to the same period in 2025.
Liquidity and Capital Resources
Liquidity
Since our inception, we have incurred operating losses related to our research and development activities and commercialization efforts, with a net loss of $3.9 million for the six months ended June 30, 2026, and we expect these losses to continue for the near future. Although sales of our product have increased over the last three years—20% in 2025, 56% in 2024, and 17% in 2023—we are not yet able to fund operations by product sales alone. We have primarily funded our operations through the sale of equity securities, including common stock and warrants to purchase common stock.
Through June 30, 2026, we received net proceeds of $117.2 million primarily from the sales of our equity securities, including warrant exercises, an aggregate of $9.0 million in product sales and an aggregate of $1.7 million from licensing fees. As of June 30, 2026, cash and cash equivalents were $5.1 million, compared to cash and cash equivalents and short-term investments of $8.6 million as of December 31, 2025.
Based on our current operating plan, we believe that our cash and cash equivalents as of June 30, 2026, together with current revenues and operating expense levels, will be sufficient to fund our operations through the end of the first quarter of fiscal 2027. This estimate assumes no material changes in working capital requirements. Increased revenues, reduced operating expenses, or additional financing, if obtained, would further extend our cash runway.
Our projected cash runway does not assume the receipt of additional capital from equity issuances, debt financings, strategic partnerships, or other external sources. While we have evaluated and continue to evaluate our operating expenses and have focused our resources on the successful commercialization of fertility control products in the United States, additional financing will be needed in order to fund our operating losses before achieving our revenue and margin targets and becoming profitable and generating positive cash flows. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If revenue growth does not occur at anticipated levels, or if expenses exceed current expectations, we may be required to seek additional financing sooner than currently anticipated.
We continue to evaluate various financing alternatives, including equity offerings under our existing ATM program, strategic partnerships, and other capital-raising transactions. There can be no assurance that additional capital will be available on acceptable terms, if at all. If equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate our commercialization and development efforts, sell certain assets, or discontinue operations, or we may be required to take other measures that could impair our ability to be successful and operate as a going concern. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest could be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets. If we fail to obtain additional capital as and when required, such failure could have a material impact on our business, results of operations and financial condition.
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

Capital Resources
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents, beginning of period	$7,575	$1,307
Net cash provided by (used in):
Operating activities	(3,638)	(2,707)
Investing activities	1,000	(83)
Financing activities	143	7,538
Increase (decrease) in cash and cash equivalents	(2,495)	4,748
Cash and cash equivalents, end of period	$5,080	$6,055
Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization and stock-based compensation included in operating results during a given period.
During the six months ended June 30, 2026, operating activities used $3.6 million of cash, resulting from our net loss of $3.9 million and net changes in our operating assets and liabilities of $19,000, partially offset by net non-cash charges of $276,000, consisting primarily of stock-based compensation and depreciation and amortization. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our continued efforts to commercialize our products, combined with research and development costs related to our continued efforts on formulations of new products and improvements to existing products. Net cash used by changes in our operating assets and liabilities consisted of increases in accounts receivable of $160,000 and prepaid expenses of $76,000 and a decrease in deferred revenue of $20,000, partially offset by an increase in accounts payable and accrued expenses of $212,000 and decrease in inventory of $25,000.
During the six months ended June 30, 2025, operating activities used $2.7 million of cash, resulting from our net loss of $3.3 million, partially offset by non-cash charges of $299,000 and net changes in our operating assets and liabilities of $275,000, consisting primarily of stock-based compensation, depreciation and amortization and operating lease expenses. Our net loss was driven by costs related to our selling, general and administrative activities resulting from our efforts to commercialize our products, combined with costs related to our research and development efforts. Net cash provided by changes in our operating assets and liabilities consisted primarily of a net increase in accounts payable and accrued expenses of $194,000 combined with decreases in prepaid expenses of $139,000 and inventory of $83,000, partially offset by an increase in accounts receivable of $141,000.
Cash Flows from Investing Activities—Cash flows used in investing activities consist of held-to-maturity investment transactions and purchases of property and equipment. For the six months ended June 30, 2026, cash provided by investing activities consisted of the maturity of a held-to-maturity investment totaling $1.0 million compared to cash used in investing activities related to property and equipment purchases of $83,000 in the same period of 2025.
Cash Flows from Financing Activities—Financing activities provide cash for both day-to-day operations and capital requirements as needed. During the six months ended June 30, 2026, net cash provided by financing activities consisted of net proceeds received from the issuance of common stock under our ATM Facility of $173,000, partially offset by repayments on notes payable of $30,000. During the six months ended June 30, 2025, net cash provided by financing activities consisted of net proceeds received from the exercise of warrants of $4.9 million and from the issuance of common stock under our ATM Facility of $2.7 million, partially offset by the repayment of notes payable of $28,000.
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
Item 5. Other Information
During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
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

SENESTECH, INC.

Date: August 5, 2026	By:	/s/ Michael Edell
Michael Edell
President and Chief Executive Officer

Date: August 5, 2026	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Executive Vice President, Chief Financial Officer, Treasurer and Secretary