Form 10-Q
period 2026-09-30
SenesTech, Inc.
filed 2026-11-13
CIK 1680378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of November 12, 2026: 6,823,881

SENESTECH, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SENESTECH, INC.
CONDENSED BALANCE SHEETS
(In thousands, except shares and per share data)

	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,951	$7,575
Short-term investments	—	994
Accounts receivable, net	247	201
Inventory	966	994
Prepaid expenses and other current assets	398	297
Total current assets	5,562	10,061
Right to use asset, operating lease	2,211	2,336
Property and equipment, net	334	410
Other noncurrent assets	36	36
Total assets	$8,143	$12,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$357	$183
Accrued expenses	615	383
Current portion of operating lease liability	151	139
Current portion of notes payable	65	61
Deferred revenue	45	32
Total current liabilities	1,233	798
Operating lease liability, less current portion	2,217	2,332
Notes payable, less current portion	95	145
Total liabilities	3,545	3,275
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,475,428 and 5,223,015 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	152,924	152,043
Accumulated deficit	(148,331)	(142,480)
Total stockholders’ equity	4,598	9,568
Total liabilities and stockholders’ equity	$8,143	$12,843
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except shares and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net	$1,097	$690	$2,360	$1,800
Cost of sales	301	257	659	645
Gross profit	796	433	1,701	1,155
Operating expenses:
Research and development	418	400	1,217	1,245
Sales and marketing	1,082	425	2,218	1,277
General and administrative	1,287	955	4,238	3,257
Total operating expenses	2,787	1,780	7,673	5,779
Loss from operations	(1,991)	(1,347)	(5,972)	(4,624)
Interest income (expense):
Interest income	40	55	135	62
Interest expense	(5)	(6)	(14)	(17)
Interest income, net	35	49	121	45
Net loss and comprehensive loss	$(1,956)	$(1,298)	$(5,851)	$(4,579)
Weighted average shares outstanding - basic and diluted	5,420,899	4,668,009	5,329,923	2,619,841
Net loss per share - basic and diluted	$(0.36)	$(0.28)	$(1.10)	$(1.75)
See accompanying notes to condensed financial statements.

SENESTECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,851)	$(4,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	481	228
Depreciation and amortization	94	103
Operating lease	22	87
Bad debt expense	—	6
Accretion of interest on held-to-maturity investments	(6)	(6)
Changes in operating assets and liabilities:
Accounts receivable	(46)	(125)
Prepaid expenses and other current assets	(101)	64
Inventory	28	27
Other assets	—	22
Accounts payable	174	22
Accrued expenses	232	55
Deferred revenue	13	10
Net cash used in operating activities	(4,960)	(4,086)

Cash flows from investing activities:
Purchase of held-to-maturity investments	—	(2,964)
Maturity of held-to-maturity investment	1,000	—
Purchase of property and equipment	(18)	(125)
Net cash provided by (used in) investing activities	982	(3,089)

Cash flows from financing activities:
Proceeds from the exercise of warrants, net	—	10,482
Proceeds from issuances of common stock, net	400	2,706
Repayments of notes payable	(46)	(42)
Net cash provided by financing activities	354	13,146

Increase (decrease) in cash and cash equivalents	(3,624)	5,971
Cash and cash equivalents, beginning of period	7,575	1,307
Cash and cash equivalents, end of period	$3,951	$7,278

Supplemental cash flow information is as follows:
Interest paid	$14	$17
Income taxes paid	$—	$—
Non-cash investing and financing activities:
Operating lease entered into for right-to-use asset	$—	$2,439
See accompanying notes to condensed financial statements.

SENESTECH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Nature of Business
SenesTech, Inc. (subsequently referred to in this report as “we,” “us,” “our,” “our company,” or the “Company”) was incorporated in the state of Nevada in July 2004. In November 2015, we reincorporated in the state of Delaware. Our corporate headquarters and manufacturing site are in Surprise, Arizona. We have developed and are commercializing products for managing animal pest populations through fertility control. Our current products focus on rat and mouse populations, and are known as ContraPest®, Evolve® Rat and Evolve Mouse, under the brand family Rodent Birth ControlTM.
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
ContraPest is registered in all 50 states, the District of Columbia and the U.S. Virgin Islands (49 states and the District of Columbia have approved the restricted use pesticide designation).
EVOLVE. The Evolve product line, which began with Evolve Rat, launched in January 2024, and is currently our lead product. Evolve Rat is a soft bait product that is novel to the pest control industry and contains the active ingredient, cottonseed oil. Evolve Rat reduces fertility in both male and female rats. Additionally, its palatable formulation produces high acceptance for sustained consumption even when other sought-after food sources are present. Evolve Rat does not cause illness in rats and, therefore, it does not change behavior or result in bait aversion. By targeting the reproductive systems of both male and female rats, and with palatability promoting continued consumption, the use of Evolve Rat can lead to a sustained reduction of the rat population.
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
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses related to our research and development and commercialization efforts and we expect these losses to continue in the near term. We have not generated sufficient revenue to date from product sales to cover operating expenses and have primarily funded our operations through the sale of equity securities, including common stock and warrants to purchase common stock. As of September 30, 2026, we had an accumulated deficit of $148.3 million and cash and cash equivalents of $4.0 million.
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

Based upon our current operating plan, we expect that our cash and cash equivalents as of November 12, 2026, in combination with anticipated revenue, will be sufficient to fund our current operations for approximately nine month. Because that period is less than one year from the date these financial statements are issued, management evaluated our ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern. Management's plans include growing revenue, managing operating expenses, and raising additional capital, including through sales of equity securities under our ATM Facility (as defined below), and management believes these plans alleviate the substantial doubt that would otherwise exist regarding the Company’s ability to continue as a going concern. While we have evaluated and continue to evaluate our operating expenses and have focused our resources on the successful commercialization of fertility control products in the United States, additional financing will be needed in order to fund our operating losses before achieving our revenue and margin targets and becoming profitable and generating positive cash flows. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise capital through equity or debt financing. If such equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate our commercialization and development efforts, sell certain assets, or discontinue operations, or we may be required to take other measures that could impair our ability to be successful and operate as a going concern.
Condensed Financial Statements
Our accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2026, and our operating results and cash flows for the nine month periods ended September 30, 2026 and 2025. The accompanying financial information as of December 31, 2025 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026.
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
There have been no other new accounting pronouncements that are not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our condensed financial statements.
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
Advertising Costs
Advertising costs are expensed as incurred and were $264,000 and $55,000 for the three months ended September 30, 2026 and 2025, respectively, and $329,000 and $112,000 for the nine months ended September 30, 2026 and 2025, respectively.

Comprehensive Loss
We have no other comprehensive income items for the periods presented. As a result, our net loss and comprehensive loss were the same for the periods presented, and a separate statement of comprehensive loss is not included in the accompanying condensed financial statements.
NOTE 2: BALANCE SHEET COMPONENTS
Cash and Cash Equivalents
Highly liquid investments with maturities of three months or less as of the date of acquisition are classified as cash equivalents, of which we had $1.8 million and $7.1 million as of September 30, 2026 and December 31, 2025, respectively, included within cash and cash equivalents in the condensed balance sheets.
Short-term Investments
From time to time we have held investments in U.S. Treasuries, which are classified as held-to-maturity and measured at amortized cost, which approximates fair value. We have both the intent and the ability to hold these securities to maturity. U.S. Treasuries with original maturities greater than 90 days and less than one year are presented as short-term investments on the condensed balance sheet.
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable	$249	$219
Allowance for uncollectible accounts	(2)	(18)
Accounts receivable, net	$247	$201
The following was the activity in the allowance for uncollectible accounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance as of beginning of period	$2	$10	$18	$4
Increase in provision	—	—	5	6
Amounts written off, less recoveries	—	—	(21)	—
Balance as of end of period	$2	$10	$2	$10
Inventory
Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$649	$726
Work in progress	2	—
Finished goods	315	268
Total inventory	$966	$994

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Software licenses	$78	$127
Equity offering costs	99	29
Professional services	94	14
Insurance	45	47
Rent and other prepaid expenses	82	80
Total prepaid expenses and other current assets	$398	$297
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Research and development equipment	$1,291	$1,291
Office and computer equipment	84	84
Autos	54	54
Furniture and fixtures	47	47
Leasehold improvements	123	105
Total in service	1,599	1,581
Accumulated depreciation and amortization	(1,265)	(1,171)
Property and equipment, net	$334	$410
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Compensation and related benefits	$572	$327
Legal and consulting professional services	33	52
Product warranty and other	10	4
Total accrued expenses	$615	$383
Notes Payable
We have financing arrangements related to the purchase of certain equipment. The notes payable for that certain equipment have a weighted average annual interest rate of 10.4% with original terms of five years and are secured by the underlying equipment.

As of September 30, 2026, future principal payments were as follows (in thousands):

2026	$16
2027	68
2028	64
2029	12
Total principal payments	160
Less: current portion of notes payable	(65)
Notes payable, less current portion	$95
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
NOTE 4: LEASES
We have an operating lease arrangement for our corporate offices and manufacturing and research operations that extends through 2035.
The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$90	$90	$270	$160
Short-term lease cost (1)	—	—	1	116
Variable lease cost (2)	13	11	40	22
Total lease cost	$103	$101	$311	$298
(1) Includes amounts related to leases with original terms of 12 months or less, for which we have elected the short-term lease exemption.
(2) Includes amounts related to common area maintenance, property taxes and any other lease-related charges that vary based on usage or actual costs and are not included in the operating lease liability.
As of September 30, 2026, the maturities under the operating lease liability were as follows (in thousands):

2026	$83
2027	338
2028	348
2029	359
2030	369
Thereafter	1,875
Total operating lease payments	3,372
Less: imputed interest	(1,004)
Total operating lease liability	$2,368
NOTE 5: STOCK-BASED COMPENSATION
In 2018, our stockholders approved the SenesTech, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), which provides for the grant of stock-based awards, including stock options and restricted stock units, to employees, directors and consultants. The 2018 Plan has been amended and restated from time to time, most recently on June 9, 2026, when our stockholders approved an increase in the aggregate number of shares of common stock authorized for issuance under the 2018 Plan to 1,407,071 shares. As of September 30, 2026, 245,516 shares of common stock remained available for future issuance under the 2018 Plan.
In August 2026, our Board of Directors (the “Board”) adopted the SenesTech, Inc. 2026 Inducement Plan (the “2026 Inducement Plan”), which has terms substantially similar to those of the 2018 Plan and authorizes the issuance of up to 110,000 shares of common stock. As of September 30, 2026, 1,530 shares of common stock remained available for future issuance under the 2026 Inducement Plan. The 2018 Plan and 2026 Inducement Plan are collectively referred to as the “Plans.”
As of September 30, 2026, outstanding awards consist primarily of stock options. Stock options are generally granted with an exercise price equal to the fair market value of our common stock as of the date of grant. Options generally vest ratably over periods ranging from 12 to 36 months, coinciding with the requisite service periods, and generally have contractual terms of ten years. Certain stock option awards provide for accelerated vesting upon a change in control.
Contingent Stock Options
On October 15, 2025, the Board approved the grant of stock options to purchase up to 420,000 shares of common stock to the Board members pursuant to a proposed amendment to the 2018 Plan (the “Contingent Stock Options”). The Board approved an amendment to the 2018 Plan, which was submitted to the stockholders of the Company for approval at the 2026 annual meeting of stockholders, to increase the number of shares available for issuance thereunder to ensure that the Company has sufficient shares to attract, retain, and motivate key employees and directors. In May 2026, prior to the 2026 annual meeting of stockholders, the Contingent Stock Options were voluntarily forfeited by each recipient.
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
Because a grant date, as defined in ASC 718, Compensation—Stock Compensation, would not have occurred unless and until the stockholders approved the amendment to the 2018 Plan, and because each recipient voluntarily forfeited the Contingent Stock Options, which were immediately cancelled by the Company prior to the stockholder vote, no grant date was established and, accordingly, no stock-based compensation expense was recognized with respect to these awards.
Stock Options
The following table presents the outstanding stock option activity:

	Number of Options		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2025	175,578		20.75	8.8
Granted	1,161,758		1.57	9.7
Exercised	—		—	—
Forfeited	(66,993)		5.70	—
Expired	(140)		3,985.71	—
Outstanding as of September 30, 2026	1,270,203	(1)	3.56	9.5
Exercisable as of September 30, 2026	310,691		9.68	9.1
(1) Includes options related to 8 shares that are inducement awards and not granted under the Plans.

The weighted-average fair value of options granted during the nine months ended September 30, 2026 was $1.35 per share as of the grant date. The fair value of options granted during the period was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected volatility	116%
Expected dividend yield	—%
Expected term (in years)	6.0 years
Risk-free interest rate	4.2%
The expected volatility assumption is based on the calculated volatility of our common stock at the date of grant based on historical prices over the most recent period commensurate with the term of the award. The expected dividend yield assumption is based on our history and expected dividend payouts: we have not paid, and do not expect to pay, dividends. The expected term assumption is calculated based on the mid-point between the vesting date and the end of the contractual term according to the simplified method as described in SEC Staff Accounting Bulletin 110 because we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate assumption is determined using the U.S. Treasury yields for bonds with a maturity commensurate with the term of the award.
The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$10	$2	$17	$8
Sales and marketing	9	2	11	7
General and administrative	257	43	453	213
Total stock-based compensation expense	$276	$47	$481	$228
The allocation between research and development, sales and marketing, and general and administrative expense was based on the department and services performed by the employee or non-employee.
As of September 30, 2026, total unrecognized compensation cost related to unvested options was $1.2 million, which is expected to be recognized over a weighted average period of 1.6 years, assuming the requisite service period is met.

NOTE 6: STOCKHOLDERS’ EQUITY
Activity in equity during the nine months ended September 30, 2026 and 2025 was as follows (dollars in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
2026
Balances as of December 31, 2025	5,223,015	$5	$152,043	$(142,480)	$9,568
Stock-based compensation	—	—	23	—	23
Issuance of common stock, net of transaction costs	80,411	—	173	—	173
Net loss	—	—	—	(2,063)	(2,063)
Balances as of March 31, 2026	5,303,426	5	152,239	(144,543)	7,701
Stock-based compensation	—	—	182	—	182
Net loss	—	—	—	(1,832)	(1,832)
Balances as of June 30, 2026	5,303,426	5	152,421	(146,375)	6,051
Stock-based compensation	—	—	276	—	276
Issuance of common stock, net of transaction costs	172,002	—	227	—	227
Net loss	—	—	—	(1,956)	(1,956)
Balances as of September 30, 2026	5,475,428	$5	$152,924	$(148,331)	$4,598
2025
Balances as of December 31, 2024	1,035,893	$1	$138,607	$(136,097)	$2,511
Stock-based compensation	—	—	91	—	91
Issuance of common stock, net of transaction costs	365,319	—	1,066	—	1,066
Issuance of common stock upon exercise of warrants, net of transaction costs	374,718	1	888	—	889
Net loss	—	—	—	(1,665)	(1,665)
Balances as of March 31, 2025	1,775,930	2	140,652	(137,762)	2,892
Stock-based compensation	—	—	90	—	90
Issuance of common stock, net of transaction costs	489,341	1	1,639	—	1,640
Issuance of common stock upon exercise of warrants, net of transaction costs	1,498,872	1	3,970	—	3,971
Net loss	—	—	—	(1,616)	(1,616)
Balances as of June 30, 2025	3,764,143	4	146,351	(139,378)	6,977
Stock-based compensation	—	—	47	—	47
Issuance of common stock upon exercise of warrants, net of transaction costs	1,458,872	1	5,621	—	5,622
Net loss	—	—	—	(1,298)	(1,298)
Balances as of September 30, 2025	5,223,015	$5	$152,019	$(140,676)	$11,348
In June 2024, we entered into an at-the-market offering arrangement with a sales agent, pursuant to which we may offer and sell, from time to time at our sole discretion, in transactions that are deemed to be “at-the-market” offerings under the Securities Act of 1933, as amended (the “Securities Act”), shares of our common stock (“ATM Facility”). During the nine months ended September 30, 2026, we sold 252,413 shares of common stock under this ATM Facility for gross proceeds of $451,000, before deducting offering expenses of $51,000. As of September 30, 2026, there is capacity under the ATM Facility of approximately $7.1 million.

NOTE 7: COMMON STOCK WARRANTS
The following table presents the common stock warrant activity:

Issue Date	Warrant Type	Term Date	Exercise Price	Balance December 31, 2025	Issued	Exercised	Expired	Balance September 30, 2026
October 2020	Dealer Manager	April 2026	$5,174.40	34	—	—	(34)	—
February 2021	Private Placement Agreement	August 2026	5,318.40	540	—	—	(540)	—
February 2021	Dealer Manager	August 2026	6,835.40	136	—	—	(136)	—
March 2021	Dealer Manager	March 2026	6,000.00	60	—	—	(60)	—
November 2022	Dealer Manager	November 2027	525.00	892	—	—	—	892
April 2023	Series C	October 2028	194.40	7,142	—	—	—	7,142
April 2023	Dealer Manager	April 2028	262.50	534	—	—	—	534
August 2023	Dealer Manager	August 2028	108.04	1,222	—	—	—	1,222
November 2023	Series D	November 2028	13.00	151,026	—	—	—	151,026
November 2023	Dealer Manager	November 2028	16.25	28,844	—	—	—	28,844
August 2024	Series F-1	August 2029	4.35	319,434	—	—	—	319,434
August 2024	Series F-2	February 2026	4.35	316,852	—	—	(316,852)	—
August 2024	Dealer Manager	August 2029	5.75	25,275	—	—	—	25,275
March 2025	Dealer Manager	September 2026	3.625	18,736	—	—	(18,736)	—
July 2025	Dealer Manager	October 2026	3.781	72,944	—	—	—	72,944
August 2025	Series I	November 2026	5.25	2,188,308	—	—	—	2,188,308
August 2025	Dealer Manager	November 2026	5.4219	72,944	—	—	—	72,944
				3,204,923	—	—	(336,358)	2,868,565

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2025	3,204,923	$7.50	1.2
Issued	—	—	—
Exercised	—	—	—
Expired	(336,358)	17.20	—
Outstanding as of September 30, 2026	2,868,565	6.36	0.6

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
The following potentially dilutive securities outstanding were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive:

	September 30,
	2026	2025
Common stock warrants	2,868,565	3,204,923
Stock options	1,270,203	175,603
	4,138,768	3,380,526
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
The percentage of revenue attributable to our customers that represented 10% or more of revenue in at least one of the periods presented, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amazon	56%	—%	43%	—%
Customer A	1	28	1	29
Amazon’s concentration reflects the Company’s sales through Amazon’s marketplace, where Amazon serves as the settlement counterparty for a large volume of individual consumer transactions. Accordingly, this concentration does not reflect dependence on a single end customer but rather the aggregation of numerous consumer purchases.

The following accounts represented at least 10% of total accounts receivable in at least one of the periods presented:

	September 30, 2026	December 31, 2025
Amazon	26%	—%
Customer B	15	9
Customer C	11	—
Customer D	6	14
Customer E	4	15
While Amazon represented approximately 26% of accounts receivable as of September 30, 2026, the Company believes the related credit risk is limited. Amounts due from Amazon arise from a high volume of direct-to-consumer transactions that are settled under Amazon’s standard payment terms, with collections occurring on a frequent and predictable basis. As a result, the quarter-end receivable balance primarily reflects the timing of routine settlement activity rather than extended customer credit exposure. Accordingly, management does not believe the increased concentration results in a material increase in collection risk.
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
NOTE 10: RELATED PARTIES
Related party transactions are conducted in the normal course of business and, unless otherwise noted, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. During the three and nine month periods ended September 30, 2026, consulting fees of $12,000 and $54,000, respectively, were incurred in connection with services provided by Hustle and Flower LLC, of which a member of our Board serves as chief executive officer. Such services were reviewed and approved by the Audit Committee pursuant to its charter and the Company’s related party transaction policy. These consulting fees totaled $19,000 for each of the three- and nine- month periods ended September 30, 2025.
NOTE 11: CONTINGENCIES
In December 2024, Liphatech Inc. (“Liphatech”) commenced an action against us in the United States District Court for the Eastern District of Wisconsin. The complaint alleged, among other things, breach of contract, misappropriation of trade secrets, unfair competition and unjust enrichment. These claims were based on allegations that we misappropriated and utilized proprietary information and trade secrets of Liphatech. The complaint also alleged that we breached a non-disclosure agreement that we had entered into with Liphatech. The complaint sought unspecified damages as well as injunctive relief. In March 2026, the parties resolved all disputes between them and the matter was settled. The litigation has been dismissed with prejudice.
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
NOTE 12: SUBSEQUENT EVENTS
Since September 30, 2026, we have issued 1,348,457 shares of common stock pursuant to the ATM Facility for gross proceeds of $1.2 million.
On October 20, 2026, the Company received a letter from the listing qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the closing bid price of its common stock had been below $1.00 per share for 30 consecutive business days. As a result, the Company does not currently meet the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification has no immediate effect on the listing of SenesTech’s common stock, which will continue to trade on the Nasdaq Capital Market under the symbol “SNES.” Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until April 19, 2027, to regain compliance.
We have evaluated subsequent events from the balance sheet date through November 13, 2026, the date at which the condensed financial statements were issued, and determined that there were no other items that require adjustment to or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026.
Forward-Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, cash runway, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “seeks,” “suggests,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plans,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” “outlook” or the negative of those terms, or similar expressions intended to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
•our commercialization strategy strengthening our e-commerce business to build the Evolve brand, educate the market and establish credibility for a new category of pest management products; expanding our direct B2B operations through a professional sales organization focused on targeted vertical markets for both Evolve and ContraPest; and increasing our market opportunity through strategic partnerships, new products and value-added services;
•the development of our assessment and implementation services that leverage proprietary AI technology, field data, and professional expertise to help B2B customers evaluate pest populations, optimize product deployment, and measure treatment effectiveness, and our belief that these value-added services create incremental revenue opportunities, strengthen customer relationships, and further differentiate us in the marketplace by expanding our role beyond product sales to become a strategic pest management partner;
•our belief that Evolve® is novel in the pest control industry;
•our belief that Evolve Rat meets the United States Environmental Protection Agency’s (the “EPA’s”) minimum risk pesticide conditions under 25(b) of the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and is exempt from federal registration because it poses little to no risk to human health and the environment, and is formulated using acceptable food-based ingredients that are exempt from the requirement of tolerance under the FFDCA, supporting its use in agricultural applications;
•our ability to further develop our manufacturing processes to contain costs while being able to scale to meet future demand of fertility control products;
•our plan to continue to utilize stock-based awards to attract, retain and motivate key employees and directors;
•our expectation that our expenses may continue to increase in connection with our ongoing activities, particularly as we focus on marketing and sales of fertility control products, that we will continue to incur costs associated with operating as a public company, that consulting costs will moderate in the coming quarter, and that non-recurring costs associated with leadership transition and succession are not expected to recur;
•our ability to achieve market acceptance, commercial viability and profitability of our fertility control products and any other products;
•our ability to market our products and establish an effective sales force and marketing infrastructure to generate significant revenue;
•the success of our research and development;
•our ability to retain and attract key personnel to develop, operate and grow our business;

•our ability to maintain and protect our intellectual property portfolio;
•our ability to strengthen our e-commerce business, including through direct management of our Amazon and Shopify operations, and to drive recurring revenue through subscriptions and repeat purchases;
•our ability to expand our B2B business with a disciplined, vertical-market sales strategy targeting opportunities across commercial, government, pest management, agribusiness, retail, e-commerce, zoo and sanctuary, and international markets;
•our ability to raise additional capital, including through equity offerings under our existing ATM Facility, strategic partnerships, and other capital-raising transactions, and the extent to which any such financing could dilute your ownership interest;
•our ability to continue as a going concern;
•the effects of leadership transition and succession and of personnel transitions within the sales and marketing organizations;
•our belief that our cash and cash equivalents as of September 30, 2026, together with anticipated revenue and current operating expense levels, will be sufficient to fund our operations through the end of the third quarter of fiscal 2027, and our estimates or expectations related to our revenue, cash flow, expenses, capital requirements and need for additional financing; and
•our future financial performance, including our ability to fund our operations.
These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our actual results, or those of our industry, actual results to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Part I, Item 1A—“Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q, and those contained from time to time in our other filings with the SEC. Such factors include, among others, the following:
•the successful commercialization of our products;
•market acceptance of our products;
•our financial performance, including our ability to fund operations and continue as a going concern;
•our ability to raise additional capital on acceptable terms, or at all;
•the impact of personnel turnover within our sales and marketing organizations on our B2B sales;
•our ability to establish credibility for a new category of pest management products and to achieve broader commercial adoption of our products;
•the concentration of ownership of our common stock among a small number of stockholders, who are able to exert significant influence over matters requiring stockholder approval and may seek to influence our business strategies and operations
•maintaining and obtaining regulatory approval of our products and product candidates, including registration from the various state agencies in states that do not accept the federal exemption; and
•other factors and risks identified from time to time in our filings with the SEC, including this Quarterly Report on Form 10-Q.

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
We are subject to the information requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information are available free of charge on our website at www.senestech.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information contained on, or accessible through, our website is not incorporated by reference into this Quarterly Report on Form 10-Q.
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
We continue to make meaningful progress in executing our commercialization strategy. Following the transition of our Amazon and Shopify operations to direct management, we are seeing continued growth through these sales channels. Gross margins remain favorable, supported by an increasing contribution from Evolve product sales to overall revenue growth. We have also continued to strengthen our commercial infrastructure across multiple sales channels. Collectively, these developments reflect continued execution of our commercialization strategy and position the Company to pursue future growth opportunities.
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
Building on this foundation, we are expanding our B2B business with a disciplined, vertical-market sales strategy that targets opportunities across commercial, government, pest management, agribusiness, retail, zoo and sanctuary, and international markets. Our ongoing commercialization investments are designed to accelerate customer acquisition, deepen customer relationships, and support revenue growth across multiple end markets. This investments include expanding our professional sales organization and developing industry-specific materials, value propositions and return-on-investment models.
These initiatives increased our operating expenses in the first nine months of 2026 and reflect our long-term commitment to building the foundation for future growth. We expect these investments, which are distinct from the one-time transition and leadership-related costs incurred during the year, to moderate during the fourth quarter.
We are also placing greater emphasis on our e-commerce channel, particularly Amazon. E-commerce allows us to sell at higher prices than our other channels, but those sales carry higher marketplace fees and related fulfillment and advertising costs. Unlike the commercialization investments described above, we do not expect these costs to moderate. Because they are largely variable, we expect them to increase as e-commerce revenue grows. We believe this emphasis is warranted because our e-commerce presence also builds product awareness that benefits our other channels.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
Revenues, net	$1,097	$690	$407	59%
Cost of sales	301	257	44	17
Gross profit	796	433	363	84
Operating expenses:
Research and development	418	400	18	5
Sales and marketing	1,082	425	657	155
General and administrative	1,287	955	332	35
Total operating expenses	2,787	1,780	1,007	57
Loss from operations	(1,991)	(1,347)	(644)	48
Interest income, net	35	49	(14)	(29)
Net loss	$(1,956)	$(1,298)	$(658)	51
Revenues
Revenues for the periods presented consisted of the following (dollars in thousands):

	Three Months Ended September 30,				Change
	2026		2025		Amount	Percent
By product line:
Evolve	$979	89%	$586	85%	$393	67%
ContraPest	118	11	104	15	14	13
	$1,097	100%	$690	100%	$407	59
By sales channel:
E-commerce	$778	71%	$178	26%	$600	337
B2B	319	29	512	74	(193)	(38)
	$1,097	100%	$690	100%	$407	59
Sales, net of sales discounts and promotions, were $1.1 million for the third quarter of 2026, compared to $690,000 for the third quarter of 2025. The $407,000 increase was primarily driven by higher sales of our Evolve product offerings, reflecting continued growth in our e-commerce sales channels. Evolve represented approximately 89% of third quarter 2026 revenues, compared to 85% in the third quarter of 2025. With the sales and marketing organizations now established and continuing to mature and grow, the B2B sales have increased approximately 23% to $319,000 compared to $259,000 for the second quarter of 2026. B2B sales decreased $193,000, or 38%, compared to the third quarter of 2025, reflecting the impact of transitioning Amazon management in-house in February of 2026, which shifted sales from the B2B channel to the e-commerce channel.
Cost of Sales
Cost of sales consists of costs related to products sold, including scrap and any reserves for obsolescence, as well as shipping costs when charged to the customer. Cost of sales was $301,000, or 27.4% of net sales, for the third quarter of 2026, compared to $257,000, or 37.2%, for the third quarter of 2025.

Gross Profit
Gross profit for the third quarter of 2026 was $796,000, representing a margin of 72.6%, compared to $433,000, or 62.8% margin, in the third quarter of 2025. Gross profit improved primarily as a result of the continued ramp-up of sales through Amazon following the transition to selling directly on Amazon, which began in February 2026. Selling directly allows the Company to realize a higher selling price per unit than under the prior third-party distributor arrangement, and the resulting increase in gross profit is offset by the marketplace fees, commissions and other operating costs now recorded in sales and marketing expenses.
Research and Development Expenses
Research and development expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
Personnel related (including stock-based compensation)	$244	$202	$42	21%
Facility related	96	102	(6)	(6)
Depreciation	31	24	7	29
Supplies, maintenance and other	47	72	(25)	(35)
Total	$418	$400	$18	5
Research and development expenses were $418,000 for the third quarter of 2026, compared to $400,000 for the third quarter of 2025, representing an increase of $18,000. The increase was primarily attributable to higher personnel-related costs, reflecting increased bonus expense associated with the progress towards the achievement of 2026 performance objectives. The increase was partially offset by lower supplies and maintenance expenses.
Sales and Marketing Expenses
Sales and marketing expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
Personnel related (including stock-based compensation)	$270	$184	$86	47%
Retailer and third party fees and commissions	282	—	282	*
Marketing and advertising	278	76	202	266
Professional fees	143	74	69	93
Other	109	91	18	20
Total	$1,082	$425	$657	155

* - Not applicable.
Sales and marketing expenses were $1.1 million for the third quarter of 2026, compared to $425,000 for the third quarter of 2025, representing an increase of $657,000. The increase in personnel related expenses increased due to an increase in sales headcount and increased commissions and incentives. The increase in retailer and third party fees and commissions is due to the bringing the Company’s Amazon business in-house. The increases in marketing and advertising and professional fees reflect the increased investment in brand and product awareness, and are expected to moderate as the Company reduces its reliance on consultants who supported personnel transitions within the sales and marketing organizations and completes its strategic initiatives.
Retailer and third-party fees and commissions of $282,000 for the third quarter of 2026 are the incremental operating costs associated with bringing third-party marketplace management, including Amazon, in-house. These costs, which were not incurred in the prior-year period, primarily reflect the economics of selling directly on Amazon rather than through a third-

party distributor. Selling directly enables the Company to realize a higher selling price and a higher gross profit per unit, which is offset by the marketplace fees, commissions and other operating costs the Company now bears directly. The transition to direct management of our Amazon business, which began in February 2026 and was completed during the second quarter, provides greater control over pricing, merchandising, customer relationships and the overall customer experience while positioning the Company to sustain healthy margins, strengthen customer engagement, and capture valuable customer insights that support future revenue growth.
Marketing and advertising expenses increased by $202,000, primarily reflecting the hiring of the marketing team, which has established the personnel infrastructure needed to support the Company’s commercialization strategy, as well as increased spending on advertising initiatives to support the continued ramp-up of Amazon sales activity and drive growth through this channel.
Personnel costs increased by $86,000, reflecting changes in the composition of the sales team and higher compensation costs associated with the evolving sales organization, including increased bonus expense, sales commissions and stock-based compensation.
Professional fees increased by $69,000 to support the sales and marketing organizations during personnel transitions and to advance strategic sales and marketing initiatives, including product packaging redesign, marketing strategy development, and the transition to direct sales on Amazon. As the personnel transitions within the sales and marketing organizations and these strategic initiatives have largely been completed, we expect consulting costs to moderate in the coming quarters.
General and Administrative Expenses
General and administrative expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
Personnel related	$493	$265	$228	86%
Professional fees	384	465	(81)	(17)
Stock-based compensation	257	43	214	498
Insurance	51	49	2	4
Other	102	133	(31)	(23)
Total	$1,287	$955	$332	35
General and administrative expenses were $1.3 million for the third quarter of 2026, compared to $1.0 million for the third quarter of 2025, representing an increase of $332,000. The overall increase was primarily attributable to higher personnel-related costs and stock-based compensation expense. Stock-based compensation expense increased $214,000, reflecting additional stock option grants to employees and members of the Board of Directors as part of the Company’s overall compensation program.
Personnel-related costs increased $228,000, primarily due to higher bonus expense reflecting the Company’s progress towards the achievement of 2026 performance objectives.
Professional fees decreased by $81,000, driven by $156,000 of lower legal expenses following the settlement of a legal matter earlier in 2026. This decrease was partially offset by $68,000 in strategic consulting fees incurred in 2025 and $25,000 in higher Board compensation resulting from an increase in the number of Board members and changes in director compensation rates, responsibilities, and committee assignments.
Interest Income, Net
For the third quarter of 2026, interest income, net was $35,000, consisting of $40,000 in interest income and $5,000 in interest expense. This compares to interest income, net of $49,000 in the third quarter of 2025, consisting of $55,000 in interest income and $6,000 in interest expense. The decrease in interest income in 2026 reflects a lower average balance of cash, cash equivalents and investments compared to the same period in 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent
Revenues, net	$2,360	$1,800	$560	31%
Cost of sales	659	645	14	2
Gross profit	1,701	1,155	546	47
Operating expenses:
Research and development	1,217	1,245	(28)	(2)
Sales and marketing	2,218	1,277	941	74
General and administrative	4,238	3,257	981	30
Total operating expenses	7,673	5,779	1,894	33
Loss from operations	(5,972)	(4,624)	(1,348)	29
Interest income, net	121	45	76	169
Net loss	$(5,851)	$(4,579)	$(1,272)	28
Revenues
Revenues for the periods presented consisted of the following (dollars in thousands):

	Nine Months Ended September 30,				Change
	2026		2025		Amount	Percent
By product line:
Evolve	$2,058	87%	$1,489	83%	$569	38%
ContraPest	302	13	311	17	(9)	(3)
	$2,360	100%	$1,800	100%	$560	31
By sales channel:
E-commerce	$1,467	62%	$482	27%	$985	204
B2B	893	38	1,318	73	(425)	(32)
	$2,360	100%	$1,800	100%	$560	31
Sales, net of sales discounts and promotions, were $2.4 million for the nine months ended September 30, 2026, compared to $1.8 million for the same period of 2025. The $560,000 increase was driven by higher sales volume of Evolve, supported by continued growth in our e-commerce sales channel. Evolve represented approximately 87% of revenues for the nine months ended September 30, 2026, compared to 83% in the same period of 2025, reflecting the continued shift in our product mix toward Evolve. The increase in Evolve sales was partially offset by lower ContraPest sales, which primarily occur through our B2B sales channel, resulting in an overall shift in our revenue mix toward e-commerce during the period. With the sales and marketing organizations now established and continuing to evolve, we expect B2B sales to increase. B2B sales were also impacted by the transition of Amazon management in-house in February of 2026, which shifted sales from the B2B channel to the e-commerce channel.
Cost of Sales
Cost of sales consists of costs related to products sold, including scrap and any reserves for obsolescence, as well as shipping costs when charged to the customer. Cost of sales was $659,000, or 27.9% of net sales, for the nine months ended September 30, 2026, compared to $645,000, or 35.8%, for the same period of 2025.

Gross Profit
Gross profit for the nine months ended September 30, 2026 was $1.7 million, representing a margin of 72.1%, compared to $1.2 million, or 64.2% margin, for the same period of 2025. The improvement reflects the same factors affecting the quarterly comparison and demonstrates continued progress in the execution of our commercialization strategy.
Research and Development Expenses
Research and development expenses consisted of the following (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent
Personnel related (including stock-based compensation)	$706	$675	$31	5%
Facility related	302	308	(6)	(2)
Depreciation	91	85	6	7
Supplies, maintenance and other	118	177	(59)	(33)
Total	$1,217	$1,245	$(28)	(2)
Research and development expenses were $1.2 million for the nine months ended September 30, 2026, compared to $1.2 million for the same period of 2025, representing a decrease of $28,000. The decrease was primarily attributable to lower supplies and maintenance expenses and partially offset by higher personnel-related costs, reflecting increased bonus expense associated with the progress towards the achievement of 2026 performance objectives. Facility-related expenses were comparable between periods, as higher costs incurred in 2026 were offset by incremental expenses incurred in 2025 related to the transition between manufacturing facilities.
Sales and Marketing Expenses
Sales and marketing expenses consisted of the following (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent
Personnel related (including stock-based compensation)	$685	$532	$153	29%
Professional fees	520	210	310	148
Marketing and advertising	388	203	185	91
Retailer and third party fees and commissions	358	74	284	384
Other	267	258	9	3
Total	$2,218	$1,277	$941	74
Sales and marketing expenses were $2.2 million for the nine months ended September 30, 2026, compared to $1.3 million for the same period of 2025, representing an increase of $941,000. The increase in personnel related expense increased due to an increase in sales headcount and increased commissions and incentives. The increase in retailer and third party fees and commissions is due to bringing the Company’s Amazon business in-house. The increases in marketing and advertising and professional fees reflect the increased investment in brand and product awareness, and are expected to moderate as the Company reduces its reliance on consultants who supported personnel transitions within the sales and marketing organizations and completes its strategic initiatives.
Personnel-related costs increased $153,000, primarily due to turnover within the sales organization early in 2026, which resulted in $196,000 of severance costs that are not expected to recur. During 2026, both the sales and marketing organizations underwent significant changes. By the third quarter of 2026, these organizations had become established, while continuing to evolve to drive the Company’s commercial growth strategy.

Professional fees increased by $310,000, with higher consulting to support the sales and marketing organizations during personnel transitions and to advance strategic sales and marketing initiatives, including product packaging redesign, marketing strategy development, and the transition to direct sales on Amazon. As the personnel transitions within the sales and marketing organizations and these strategic initiatives have largely been completed, we expect consulting costs to moderate in the coming quarters.
Marketing and advertising increased $185,000, primarily reflecting the hiring and stabilization of the marketing team, which has established the personnel infrastructure needed to support the Company’s commercialization strategy, as well as increased spending on advertising initiatives to support the continued ramp-up of Amazon sales activity and drive growth through our e-commerce sales channel.
Retailer and third party fees and commissions increased $284,000, primarily due to bringing third-party marketplace management, including Amazon, in-house, as discussed above, as well as continued growth in our e-commerce sales channel.
General and Administrative Expenses
General and administrative expenses consisted of the following (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent
Personnel related	$1,661	$1,072	$589	55%
Professional fees	1,607	1,309	298	23
Stock-based compensation	453	213	240	113
Insurance	158	146	12	8
Other	359	517	(158)	(31)
Total	$4,238	$3,257	$981	30
General and administrative expenses were $4.2 million for the nine months ended September 30, 2026, compared to $3.3 million for the same period of 2025, representing an increase of $981,000. The overall increase reflects non-recurring costs associated with leadership transition and succession, as well as legal expenses related to a specific matter. These costs total approximately $788,000 and are not expected to recur.
Personnel-related costs increased $589,000, primarily due to leadership transition and succession activities which included $169,000 in 2026 related to the addition of an Interim Chief Operating Officer in November 2025 and $276,000 of severance costs in 2026, neither of which is expected to recur. In addition, the increase reflects higher bonus expense resulting from the Company’s progress towards the achievement of 2026 performance objectives.
Professional fees increased by $298,000. Board cash compensation increased by $140,000, primarily due to an increase in the number of Board members ($26,000), changes in director responsibilities and committee assignments ($26,000), compensation paid to a Board member who previously received such compensation in stock options ($40,000), and an increase to base fees following a compensation review ($48,000).
Legal fees increased by $298,000, primarily reflecting costs associated with the leadership transition, employee-related matters, and changes in legal counsel, including differences in the nature and volume of legal services provided and hourly billing rates. In addition, compensation of $86,000 was incurred in connection with the appointment of an Interim Executive Chair during the early part of 2026, and executive search expenses increased by $60,000 in connection with the leadership succession. These increases were partially offset by a $139,000 decrease in legal expenses following the settlement of a legal matter earlier in 2026 and $68,000 in strategic consulting fees incurred in 2025.
Stock-based compensation was higher related to stock option grants to employees and members of the Board of Directors as part of the Company’s overall compensation program.
Other general and administrative expenses decreased, primarily reflecting $111,000 in lower franchise fees and other operating costs as a result of ongoing cost-containment efforts.

Interest Income, Net
For the nine months ended September 30, 2026, interest income, net was $121,000, consisting of $135,000 in interest income and $14,000 in interest expense. This compares to interest income, net of $45,000, consisting of $62,000 in interest income and $17,000 in interest expense, for the same period of 2025. The increase in interest income in 2026 reflects a higher average balance of cash, cash equivalents and investments compared to the same period in 2025.
Liquidity and Capital Resources
Liquidity
Since our inception, we have incurred operating losses related to our research and development activities and commercialization efforts, with a net loss of $5.9 million for the nine months ended September 30, 2026, and we expect these losses to continue for the near future. Although sales of our products have increased in each of the last three years—20% in 2025, 56% in 2024, and 17% in 2023—we are not yet able to fund operations by product sales alone. We have primarily funded our operations through the sale of equity securities, including common stock and warrants to purchase common stock.
Through September 30, 2026, we received net proceeds of $117.2 million primarily from the sales of our equity securities, including warrant exercises, an aggregate of $10.1 million in product sales and an aggregate of $1.7 million from licensing fees. As of September 30, 2026, cash and cash equivalents were $4.0 million, compared to cash and cash equivalents and short-term investments of $8.6 million as of December 31, 2025.
Based on our current operating plan, we believe that our cash and cash equivalents as of November 12, 2026, together with anticipated revenue and current operating expense levels, will be sufficient to fund our operations for approximately nine months. This estimate assumes no material changes in working capital requirements. Increased revenues, reduced operating expenses, or additional financing, if obtained, would further extend our cash runway.
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
We continue to evaluate various financing alternatives, including equity offerings under our existing ATM Facility, strategic partnerships, and other capital-raising transactions. There can be no assurance that additional capital will be available on acceptable terms, if at all. If equity or debt financing is not available at adequate levels or on acceptable terms, we may need to delay, limit or terminate our commercialization and development efforts, sell certain assets, or discontinue operations, or we may be required to take other measures that could impair our ability to be successful and operate as a going concern. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest could be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets. If we fail to obtain additional capital as and when required, such failure could have a material adverse effect on our business, results of operations and financial condition.
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
Capital Resources
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents, beginning of period	$7,575	$1,307
Net cash provided by (used in):
Operating activities	(4,960)	(4,086)
Investing activities	982	(3,089)
Financing activities	354	13,146
Increase (decrease) in cash and cash equivalents	(3,624)	5,971
Cash and cash equivalents, end of period	$3,951	$7,278
Cash Flows from Operating Activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items, including depreciation and amortization and stock-based compensation included in operating results during a given period.
During the nine months ended September 30, 2026, operating activities used $5.0 million of cash, resulting from our net loss of $5.9 million, partially offset by net non-cash charges of $591,000, consisting primarily of stock-based compensation, depreciation and amortization, and operating lease expenses, and a $300,000 net increase in cash resulting from changes in operating assets and liabilities. Our net loss was driven by costs related to our selling, marketing, general and administrative activities resulting from our continued efforts to commercialize our products, combined with research and development costs related to our continued efforts on formulations of new products and improvements to existing products. The net increase in cash from changes in operating assets and liabilities primarily resulted from an increase in accounts payable and accrued expenses of $406,000 and a decrease in inventory of $28,000. This increase was partially offset by a $101,000 increase in prepaid expenses and a $46,000 increase in accounts receivable.

During the nine months ended September 30, 2025, operating activities used $4.1 million of cash. This consisted of a net loss of $4.6 million, partially offset by $418,000 of non-cash charges, consisting primarily of stock-based compensation, depreciation and amortization, and operating lease expenses, and a $75,000 net increase in cash resulting from changes in operating assets and liabilities. The net loss was primarily attributable to selling, marketing, general and administrative expenses associated with our efforts to commercialize our products, as well as research and development expenses. The net increase in cash from changes in operating assets and liabilities primarily resulted from an increase in accounts payable and accrued expenses of $77,000 and decreases in prepaid expenses of $64,000, inventory of $27,000, and other assets related to the return of facility deposits of $22,000. This increase was partially offset by a $125,000 increase in accounts receivable.
Cash Flows from Investing Activities—Cash flows from investing activities consist of transactions involving held-to-maturity investments and purchases of property and equipment. For the nine months ended September 30, 2026, investing activities provided $1.0 million of cash, consisting of $1.0 million from the maturity of a held-to-maturity investment, partially offset by $18,000 of purchases of property and equipment. For the nine months ended September 30, 2025, investing activities used $3.1 million of cash, consisting of $3.0 million of purchases of held-to-maturity investments and $125,000 of purchases of property and equipment.
Cash Flows from Financing Activities—Financing activities provide cash for both day-to-day operations and capital requirements as needed. For the nine months ended September 30, 2026, net cash provided by financing activities consisted of $400,000 of net proceeds received from the issuance of common stock under our ATM Facility, partially offset by $46,000 of repayments on notes payable. For the nine months ended September 30, 2025, net cash provided by financing activities consisted of $10.5 million of net proceeds received from the exercise of warrants and $2.7 million of net proceeds from the issuance of common stock under our ATM Facility, partially offset by $42,000 of repayments on notes payable.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We periodically conduct evaluations (pursuant to Rule 13a-15(b) under the Exchange Act), under the supervision and with the participation of management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be a party to certain legal proceedings, incidental to the normal course of business.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to our risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026. The risk factors set forth below supplement, and should be read together with, the risk factors described in our Annual Report on Form 10-K.
Ownership of our common stock is concentrated among a small number of stockholders, who are able to exert significant influence over matters requiring stockholder approval and may seek to influence our business strategies and operations, which could divert management resources and adversely affect our business.
As of October 30, 2026, two of our stockholders beneficially owned an aggregate of approximately 45% of our outstanding common stock. As a result, these stockholders are able to exert significant influence over matters requiring stockholder approval, including the election of directors, amendments to our organizational documents and the approval of significant corporate transactions, such as a merger or a sale of all or substantially all of our assets. This concentration of ownership may also delay, prevent or discourage unsolicited acquisition proposals or other offers for our common stock that you may believe are in your best interest as a stockholder. The interests of these stockholders may not always coincide with the interests of our other stockholders.
Further, sales of a substantial number of shares of our common stock by either of these stockholders, or the perception that such sales could occur, could cause the market price of our common stock to decline. Any of these circumstances could adversely affect our business, financial condition, results of operations and the market price of our common stock.
We may not be able to comply with all applicable listing requirements or standards of The Nasdaq, and Nasdaq could delist our common stock.
Our common stock is listed on Nasdaq. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. Previously, on September 26, 2018, March 20, 2019, February 20, 2020, March 2, 2022, August 25, 2023 and, most recently, on October 20, 2026, we received a letter from the listing qualifications staff of Nasdaq (the “Staff”) providing notification that the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days and our common stock no longer met the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2). In each case, in accordance with Nasdaq Listing Rule 5810(c)(3) (A), we had an initial period of 180 calendar days to regain compliance.
In the event that we are unable to become compliant with any of the minimum financial and other continued listing requirements of the Nasdaq and re-establish compliance within the require timeframe, our common stock could be delisted from the Nasdaq, which could have a material adverse effect on our financial condition and which would cause the value of our common stock to decline. If our common stock is not eligible for listing or quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it would become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a national securities exchange.
Item 5. Other Information
During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

10.1*	SenesTech, Inc. 2018 Equity Incentive Plan, As Amended and Restated June 9, 2026 (Form S-8 filed August 20, 2026, Exhibit 99.1 (File no. 333-298454)).
10.2*	SenesTech, Inc. 2026 Inducement Plan (Form S-8 filed August 20, 2026, Exhibit 99.2 (File no. 333-298454)).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENESTECH, INC.

Date: November 13, 2026	By:	/s/ Michael Edell
Michael Edell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)